Form 10-K405
period 1996-12-31
ALCAN ALUMINIUM LTD /NEW
filed 1997-03-28
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[+]                          ANNUAL REPORT PURSUANT
                           TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  31 December 1996
                                       OR
[ ]                       TRANSITION REPORT PURSUANT
                           TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-3677

                            ALCAN ALUMINIUM LIMITED

Incorporated in:                                               I.R.S. Employer Identification No.:
CANADA                                                         NOT APPLICABLE
1188 Sherbrooke Street West,
Montreal, Quebec, Canada  H3A 3G2
Telephone:  (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title                                                          Name of each exchange on which registered

Common Shares  without nominal or par value                    Chicago Stock Exchange
                                                               New York Stock Exchange
                                                               Pacific Stock Exchange

Common Share Purchase Rights                                   Chicago Stock Exchange
                                                               New York Stock Exchange
                                                               Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes . +. No ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ + ]

The aggregate market value of the voting stock
held by non-affiliates:                                        $8,056 million, as of 21 March 1997

Common Stock of Registrant outstanding:                        226,920,923 Common Shares,
                                                               as of 21 March 1997

Documents incorporated by reference:                           Annual Report to security holders for the
                                                               fiscal year ended 31 December 1996
                                                               (Parts I, II and IV)


                                                               CONTENTS
                                                                                                                    PAGE



PART I
Items 1 and 2 Business and Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   2
    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   2
    Sales and Markets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   3
    Raw Materials   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   3
    Smelting    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   5
    Other Aluminum Sources    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   6
    Power   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   7
    Fabricating   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   8
    Research and Development  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   9
    Environmental Protection  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..   9
    Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  10
    Competition and Government Regulations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  10
Item 3 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  11
    Environmental Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  11
    Other Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  13
Item 4 Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  13

PART II
Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . ..  14
Item 6 Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  14
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . ..  15
Item 8 Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  15
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . ..  15

PART III
Item 10 Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  16
Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  19
Item 12 Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . ..  29
Item 13 Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  30

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . ..  31
    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  34
    Consent of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  36
    Comments for U.S. Readers by Independent Auditors on Canada-U.S. Reporting Conflict   . . . . . . . . . . . . ..  36

    Exhibit No. 21  Subsidiaries, Related Companies, etc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  37


                                     PART I


In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Aluminium Limited and, where applicable, one or more consolidated subsidiaries,

     "Annual Report" means the Annual Report for the year ended 31 December
     1996,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Dollars" or "$" means U.S. Dollars,

     "related company" means a company in which Alcan directly or indirectly owns 50% or less of the voting stock and in which Alcan has significant influence over management, and includes the subsidiaries and related companies of such company,

     "Shares" or "Common Shares" means the Common Shares of the Company,

     "Shareholders" means holders of the Shares,

     "subsidiary" means a company controlled by Alcan, and

     "tonne" means a metric tonne of 1,000 kilograms, or 2,204.6 pounds.

Unless otherwise expressly indicated herein, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form is incorporated by reference to the Annual Report. Where this is done, the reference will be preceded by the word "See". A typical reference would be "See Annual Report, the section titled "Quarterly Financial Data" on page 59". With the exception of such information specifically incorporated by reference, the Annual Report is not to be deemed filed as part of this Form 10-K Report.


ITEMS 1 AND 2 BUSINESS AND PROPERTIES

GENERAL

Alcan is a Canadian company, incorporated on 3 June 1902, with headquarters in Montreal, Canada, engaged, together with subsidiaries and related companies, in all aspects of the aluminum business on an international scale.

Alcan is independent of, and operates in competition with, all other aluminum companies. Its operations include the mining and processing of bauxite, the basic aluminum ore; the refining of bauxite into alumina; the generation of electric power for use in smelting aluminum; the smelting of aluminum from alumina; the recycling of used and scrap aluminum; the fabrication of aluminum, aluminum alloys and non-aluminum materials into semi-fabricated and finished products; the distribution and marketing of aluminum and non-aluminum products; and, in connection with its aluminum operations, the production and sale of industrial chemicals. Alcan, together with its subsidiaries and related companies, has bauxite holdings in six countries, produces alumina in nine, smelts primary aluminum in six, operates aluminum fabricating plants in 15 and has sales outlets and maintains warehouse inventories in the larger markets of the world. Alcan also operates a global transportation network that includes bulk cargo vessels, port facilities and freight trains.

Since the metal aluminum, from the raw material to the semi-fabricated or finished product, is the prime concern of the Company, and since its operations are vertically integrated on an international basis, the Company is engaged in a one-segment business. Operations other than those related to aluminum, process materials and by-products are not material.

For 1996, the Company reported a net income of $410 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15.

SALES AND MARKETS

Nearly 90% of Alcan's sales and operating revenues are derived from the sale of aluminum in ingot and fabricated form, including fees charged for converting customer-owned alumina into primary ingot and for converting customer-owned metal into fabricated products. Total Western World primary aluminum shipments (excluding the countries of the CIS, Eastern Europe, China and North Korea) totalled 17.1 million tonnes in 1994, 17.9 million tonnes in 1995 and 17.7 million tonnes in 1996.

For a discussion of the Western World Market and Western World Consumption Compared to Alcan Sales, see Annual Report, pages 19 and 20.

For a review of Alcan's Raw Materials and Chemicals Operations, Primary Metals Operations and Fabricated Products Operations, see Annual Report, pages 20 through 26. For a Geographic Review, see Annual Report, pages 26 through 29 and page 58.

RAW MATERIALS

BAUXITE/ALUMINA

Alumina (aluminum oxide) is produced from bauxite, the basic aluminum-bearing ore, by a chemical process. Aluminum is, in turn, produced from alumina by an electrolytic process which uses large quantities of energy to separate the aluminum from the oxygen in alumina. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina which yield approximately one tonne of aluminum. A portion of the alumina produced by the Company is sold in the chemical markets.

The Company and its consolidated subsidiaries obtain their requirements of alumina and bauxite from several sources as described below.

CANADA The Company owns alumina facilities with a capacity of about 1.2 million tonnes per year at Jonquiere (Quebec). Bauxite for this operation is obtained from Brazil (see below), Guinea (see below) and other sources. Alumina and alumina-based chemicals produced at Jonquiere supply, in part, the smelters in Quebec and are also sold in the North American chemical market.

AUSTRALIA The Company has a 21.4% interest in a company which operates an alumina plant at Gladstone (Queensland) which has a capacity of about 3.3 million tonnes per year. Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from a third party in Australia under long-term contracts. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat (British Columbia) and is also sold to third parties.

BRAZIL The Company purchased close to 2 million tonnes of bauxite in 1996 under contracts in effect through 1999 from a 12.5%-owned company, Mineraceo Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 9 million tonnes per year. Bauxite purchased from MRN is processed at the Jonquiere plant (see above) and at the Alumar alumina refinery in Seo Luis (Brazil) which has an annual capacity of 1.2 million tonnes; the Company owns a 10% interest and future expansion rights in that refinery.

The Company owns alumina facilities with a capacity of 150,000 tonnes per year at Ouro Preto which supply smelters in Brazil.

GHANA The Company has a 45% interest in Ghana Bauxite Co. Ltd. which has an operating capacity of 500,000 tonnes of bauxite per year. The Company purchased about 300,000 tonnes of bauxite in 1996 for processing at the Burntisland plant (see below) and the Jonquiere plant (see above).

GUINEA The Company purchased over 4 million tonnes of bauxite in 1996 under contracts in effect through 2011 from Compagnie des Bauxites de Guinee ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Aughinish plant (see below) and the Jonquiere plant (see above) and is also sold to third parties.

In Guinea, the Company also purchased about 130,000 tonnes of alumina in 1996 from Friguia. The Company holds a 20% interest in Frialco S.A. which holds a 51% interest in Friguia, the remaining 49% being held by the Republic of Guinea. The Friguia alumina plant has an operating capacity of about 640,000 tonnes per year. Alumina purchased from Friguia is sold to third parties.

IRELAND The Company owns an alumina plant at Aughinish which has a capacity of about 1.3 million tonnes of alumina per year. Bauxite for this operation is purchased from Guinea (see above). In 1996, the Company's alumina produced at Aughinish was consumed by Alcan smelters in the United Kingdom and North America or sold to third parties.

JAMAICA The Company has a 93% interest in alumina facilities (and related bauxite mining facilities) with an annual capacity of 1.1 million tonnes. The Government of Jamaica owns the remaining 7% interest in these facilities. The Company is responsible for management of the operations. In 1996, most of the Company's share of the alumina produced was supplied to Alcan smelters in Canada and in the United States.

UNITED KINGDOM The Company operates an alumina plant in Burntisland (Scotland), which has an annual capacity of 120,000 tonnes of special aluminas and other chemicals. Bauxite for this operation is purchased from Ghana (see above). Production from this plant is sold in the chemical market.

In addition to the foregoing, Alcan owns bauxite-mining and alumina-producing facilities through related companies in India and Japan.

BAUXITE RESERVES

Through subsidiaries and related companies, Alcan has approximately 330 million tonnes of demonstrated bauxite reserves, sufficient to meet its needs for the next 30 years. During 1996, a detailed feasibility study on the development of the Company s Ely bauxite reserves in Northern Queensland, Australia was completed.

CHEMICALS AND OTHER MATERIALS

The Company, together with its subsidiaries and related companies, produces a wide range of specialty aluminas and aluminum hydroxides for different markets, such as, ceramics, refractories, water treatment, catalysts, and coagulants; its products are also used as flame retardants and smoke suppressants for plastics and resins. The principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada, the U.K., Brazil, Japan and India.

Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at the Company s smelters are also produced by its chemical operations. Other materials, e.g. caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

SMELTING

At the end of 1996, the Company owned 13 primary aluminum smelters with a total annual rated capacity of 1,558,000 tonnes. Seven of these smelters, having a total annual rated capacity of 1,093,000 tonnes, are located in Canada. The other smelters are located in Brazil, the United Kingdom and the United States. The Company has interests, through related companies, in a primary smelter in Japan with an annual rated capacity of 20,000 tonnes and in three primary smelters in India with a total annual rated capacity of 117,000 tonnes.

The table below summarizes the primary aluminum production for 1996, together with annual rated capacities of smelters referred to above at end-1996:





                                  OWNERSHIP AT                1996                      RATED
                                31 DECEMBER, 1996          PRODUCTION                 CAPACITY
                                      (%)                 ('000 TONNES)             ('000 TONNES)
COMPANY AND SUBSIDIARIES
 Canada                               100                     1,082                    1,093*
 Brazil                               100                        93                      109
 United Kingdom                       100                       107                      176
 United States                        100                       125                      180
   Total                                                      1,407                    1,558
RELATED COMPANIES
 Japan                               45.6                        17                       20
 India                               34.6                        37                      117
   Total                                                         54                      137

* See table below

The Company's smelter facilities in Canada are as follows:


                                 RATED CAPACITY
           LOCATION            ('000 TONNES P.A.)
QUEBEC
Arvida (Jonquiere)                     232
 Beauharnois (Melocheville)             48
 Grande Baie (Ville de la Baie)        180
 Isle Maligne (Alma)                    73
 Laterriere (Chicoutimi)               204
 Shawinigan                             84
BRITISH COLUMBIA
Kitimat                                272
          Total                      1,093


During 1991 and 1992, cutbacks and restarts to smelter production aggregated a net reduction of 102,000 tonnes of annual smelter capacity of which 9,000 tonnes were permanently shut down in Brazil. There were no cutbacks or restarts in 1993. In 1994, cutbacks to smelter production of 156,000 tonnes of annual capacity were made. In 1995, a ten-day strike at three of the Quebec smelters reduced the output by approximately 75,000 metric tonnes. In conjunction with the restart of capacity related to the strike, 63,000 tonnes/year of capacity shut down in 1994 were restarted in Quebec, British Columbia and the U.K. in 1995. Earlier in that year, the Company had restarted 27,000 tonnes/year of shut down capacity in Brazil. These restarts have brought Alcan's operating rate to 90% of its total rated capacity.

For many years, the Company has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs, with a view to increasing productivity, improving working conditions, and minimizing the impact of its operations on the environment.

OTHER ALUMINUM SOURCES

Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of aluminum used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for re-sale. Purchases in 1996 of aluminum of all types from all sources amounted to 1,003,000 tonnes, compared with 1,365,000 tonnes in 1995 and 1,350,000 tonnes in 1994.

The Company operates three specialized plants in the United States, with a total annual capacity of 430,000 tonnes, for the recycling of used beverage cans and process scrap returned from customers. A similar plant in the United Kingdom operates with a capacity of 70,000 tonnes per year. The Company also operates a facility in the United Kingdom for the production of 60,000 tonnes per year of sheet ingot from aluminum scrap.

The Company operates secondary aluminum smelters in Italy, the United States and Thailand which have capacities of 50,000, 52,000 and 30,000 tonnes per year, respectively, for the production of secondary aluminum from aluminum scrap.

The Company has interests, through related companies, in four secondary aluminum smelters; three in Japan with annual rated capacities totalling 116,000 tonnes and one in India with an annual rated capacity of 25,000 tonnes.

POWER

Aluminum is produced from alumina by an electrolytic process requiring large amounts of electric power. The smelting of one tonne of aluminum requires between 14 and 18.5 megawatt-hours of electricity.

The Company produces low-cost power at its own hydro-electric generating plants in Canada. These plants have an installed generating capacity of 3,583 megawatts of which 2,740 megawatts are classified as "firm power", that is, power available even under historically low water conditions. The plants usually supply all of the power required by the Company's smelters in Canada. Power which is surplus to the Company's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

The  Company's power facilities in Canada are as follows:


POWER PLANT                                            LOCATION                        INSTALLED CAPACITY
                                                                                          (MEGAWATTS)
 Chute-des-Passes                              Peribonka River, Quebec                        750
 Chute-du-Diable                               Peribonka River, Quebec                        205
 Chute-a-la-Savane                             Peribonka River, Quebec                        210
 Isle Maligne                                  Saguenay River, Quebec                         402
 Chute-a-Caron                                 Saguenay River, Quebec                         224
 Shipshaw                                      Saguenay River, Quebec                         896
 Kemano                                        Kemano, British Columbia                       896
            Total                                                                           3,583


In Canada, all water rights are owned by the Company except for those relating to the Peribonka River in Quebec. In 1984, the Company and the Quebec government signed a lease extending the Company's water rights relating to that river to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. An additional charge ("redevance additionnelle") is payable to the provincial government based on total power generation, escalating at the same rate as the Consumer Price Index in Canada. In British Columbia, rentals and generation taxes for power used in smelting and related purposes are directly related to the sales realizations of aluminum produced at Kitimat.
For electricity sold to third parties, the Company pays provincial water rentals at rates which are fixed by the provincial government.

One-third of the Company's installed hydro-electric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1959. All these facilities are expected to remain fully operational over the foreseeable future.

Electric power for the smelters located outside of Canada is supplied from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydro-electric power generating plants, respectively. A related company in India operates its own coal-fired power generating plant for one of its smelters, while its two other smelters are dependent upon purchased power. The smelters in Brazil and that of a related company in Japan obtain some of their energy requirements from owned hydro-electric power generating plants, and purchase the balance. The smelter in the United States purchases power from a cooperative system under a long-term contract.

FABRICATING

The conversion of aluminum ingot into semi-fabricated and finished products requires the application of a variety of intermediate processes, known generally as fabricating. Many other producers of primary aluminum are also in the business of supplying those products. In addition, there are many independent fabricators who purchase primary and recycled aluminum from the primary producers and the post consumer market.

Although Alcan is a leader in international markets for aluminum ingot products, the Company's principal sales are in fabricated aluminum products. In 1996, Alcan shipped 1,539,000 tonnes of fabricated products and manufactured another 258,000 tonnes from customer-owned metal, which together represented 69% of Alcan's total volume for the year.

Alcan, together with its subsidiaries and related companies, carries out fabricating operations in more than 60 plants in 15 countries.

Due to market conditions, certain fabricating facilities in Europe and the United States are operating at less than full capacity.

Flat-rolled Products

Alcan is the world's largest producer and marketer of flat-rolled aluminum products (sheet and foil), with over 85% of Alcan's fabricated product volume being composed of those products. At the end of 1996, the Company's annual sheet and foil manufacturing capacity in its principal fabricating markets was as follows: slightly in excess of 1,000,000 tonnes in North America; 100,000 tonnes in South America and over 800,000 tonnes in Europe.

A major portion of Alcan sheet is can stock for beverage containers. Other important end-use markets for sheet include building and construction, transportation, the printing industry and the industrial distribution market. Alcan foil is used for household and commercial packaging applications and for industrial products.

Wire and Cable

Aluminum is also cast and rolled into rod which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Wire is also used for non-electrical applications such as welding wire, rivets and zippers. Alcan's main wire and cable businesses are in Canada and the United States.

Castings

Another method of fabrication is the casting of molten aluminum into components for machinery, automotive products and aircraft. Alcan is a supplier of aluminum pistons and other engine components to the automotive industry in Germany, the United States and Canada. The Company also sells aluminum alloys to independent foundries in Canada, Italy, the United Kingdom and the United States.

Extrusions

The Company's subsidiaries and related companies produce extruded products in several countries (including France, India, Italy and Japan) and sell these products locally and in other countries for the building, construction, transportation and engineering markets. Examples of end-products using extrusions include windows, doors and automotive components. The Company is also a major supplier of extrusion ingot in many countries.

Divestments

Since 1994, Alcan has divested several fabricating businesses which were not considered to be a strategic fit for the Company and which did not create long-term value for its Shareholders. As part of this process, in February 1996, Alcan announced the sale of 12 non-strategic downstream businesses in the U.K. and in the United States. In the third quarter of 1996, Alcan sold a related company in Japan, Toyo Aluminium K.K., to another related company in Japan, Nippon Light Metal Company, Ltd. (NLM). In addition, Alcan and NLM created a new company, Alcan Nikkei Asia Holdings Ltd., owned 60% by Alcan and 40% by NLM to hold some of the Far East investments of Alcan and NLM. As a result of this transaction, Alcan s effective ownership in NLM fell from 47.4% to 45.6%. In 1996, Alcan sold three fabricating plants in Brazil involved in the extrusion, consumer goods and refrigerator panel businesses.

RESEARCH AND DEVELOPMENT

Alcan's resource for technology is a global system of research laboratories, applied engineering centres and technical departments. Some of these are operated on a Company-wide basis by the R&D division of Alcan, while others are managed and operated locally by subsidiaries and related companies.

The R&D division of Alcan is the largest single body of research effort within Alcan. Responsible for about 60% of total R&D expenses, the division plays a major role in innovation, through basic and applied research. The organization consists of about 500 employees located largely in three laboratories: two in Canada (at Kingston, Ontario and Jonquiere, Quebec) and one in the United Kingdom (Banbury, Oxfordshire). At Kingston and Banbury, efforts are mainly related to fabricating processes and aluminum product systems as well as developing and improving aluminum alloys. At Jonquiere, efforts are directed more towards the primary aluminum processes of alumina production, smelter operations and molten metal treatment.

The Company's expenditures on research and development amounted to $71 million in 1996 compared to $76 million in 1995 and $72 million in 1994. Corresponding expenditures are expected to be approximately $70 million for 1997.

ENVIRONMENTAL PROTECTION

In most of the countries where the Company operates production facilities, environmental control regulations have been established or are in the process of being established. The Company believes that its existing and planned anti-pollution measures will enable it to satisfy statutory and regulatory demands without material effect on its competitive position. The Company's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $60 million in 1996. Similar expenditures for 1997 and 1998 are expected to be $94 million and $90 million, respectively. In addition, expenditures charged against revenue for environmental protection were $96 million in 1996 and are expected to be $96 million in 1997 and $74 million in 1998. In respect of years beyond 1998, the Company expects that capital and operating expenditures will continue at approximately the same levels.

EMPLOYEES

The following table shows the average number of employees of Alcan on a geographical basis for the year ended 31 December 1996:

 LOCATION                                             EMPLOYEES
                                                        ('000)
 Canada                                                   11
 United States                                             4
 South America                                             4
 Europe                                                   12
 Asia and Pacific                                          1
 Other                                                     2
 Total                                                    34

A majority of the hourly-paid employees is represented by labour unions.

COMPETITION AND GOVERNMENT REGULATIONS

The aluminum business is highly competitive in price, quality and service. The Company experiences competition in the sale of aluminum from a large number of companies in all major markets. In addition, aluminum products face competition from products fabricated from other materials, particularly plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing is enhanced by its ability to supply virtually all its own power for its Canadian and United Kingdom smelters at low cost.

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and import restrictions. Imports of ingot and other aluminum products into certain markets are subject to import regulations and, where applicable, duties which affect the Company's sales realizations and may affect the Company's competitive position. Shipments of these products are also subject to anti-dumping laws of the importing country, which prohibit sales of imported merchandise at less than defined fair values.

The Investment Canada Act provides that the acquisition of control of a Canadian business enterprise, such as Alcan, by a "non-Canadian" (as defined in the Act) is subject to review under the Act and may not be implemented unless the Minister of the Government of Canada responsible for the administration of the Act determines that the proposed acquisition is, or is likely to be, of net benefit to Canada. The acquisition by a non-Canadian of a majority of the voting shares of a Canadian company is deemed to constitute the acquisition of control of that company. The acquisition by a non-Canadian of more than one-third but less than the majority of the common shares of a Canadian company is, unless the contrary is established, deemed to constitute the acquisition of control.

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

LITIGATION

The Company's U.S. subsidiary (Alcan Aluminum Corporation, or "Alcancorp") and third parties are defendants in a litigation, instituted in May 1983 before the Federal District Court for the Central District of California, by the U.S. Environmental Protection Agency ("EPA") and the State of California, involving the Stringfellow hazardous waste site in California. Alcancorp was held liable in that lawsuit. In January 1992, Alcancorp and the U.S. Justice Department entered into a four-year Partial Consent Decree. On the basis of that arrangement, Alcancorp funded a total of $13,100,000 for a treatment plant which would help clean up the site. Alcancorp will seek to recover contributions over that amount (if any, based on the final determination of clean-up costs) from other defendants in this case. A decision by the Special Master would assign as much as 95% of Alcancorp's liability to the State of California. The decision of the Special Master was appealed to the United States District Court and the District Court confirmed the decision of the Special Master. The matter is now being appealed to the U.S. Court of Appeals for the Ninth Circuit.

In a lawsuit instituted before the Federal District Court for the Southern District of New York in 1985, in which Alcancorp is a party, and involving the dumping of allegedly hazardous waste at five New York sites, the Court in June 1991 rendered partial summary judgment holding Alcancorp jointly and severally liable for clean-up costs. Alcancorp is planning to appeal as soon as it has a final appealable order from the Court identifying its alleged share of the costs. Alcancorp is party to an EPA lawsuit, instituted in October 1991 before the Federal District Court for the District of New Jersey, relating to the Quanta Resources site in Edgewater, New Jersey. Alcancorp is a third-party defendant in a lawsuit filed by other generators in connection with the Kin Buc site in Edison, New Jersey, instituted in 1988 before the Federal District Court for the District of New Jersey.

In a lawsuit brought in July 1987 relating to the Pollution Abatement Services site in Oswego, New York, the Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $5,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. Furthermore, the case was consolidated with another case, instituted in October 1991, in which the EPA sued Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York. In an EPA lawsuit in 1989 before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, in which Alcancorp is a party, the Court in May 1991 granted summary judgment against Alcancorp in the amount of $473,790. Alcancorp appealed to the United States Court of Appeals for the Third Circuit, which in May 1992 reversed the District Court decision and remanded the case to the District Court for a trial on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. In June 1995, the District Court upon hearing cross motions for summary judgment ruled in favor of the government and imposed joint and several liability against Alcancorp. Alcancorp filed a motion for reconsideration which was denied in December 1995. Alcancorp appealed the District Court's decision to the United States Circuit Court of Appeals for the Third Circuit and lost. A petition for rehearing was filed and denied by the Court. Further appeals are now contemplated.

In May 1992, Alcancorp received an adverse arbitration ruling in Southern Pacific Railroad v. Alcan in San Francisco, California, in which the arbitrators awarded the plaintiffs $5.4 million from Alcancorp for a clean-up of the plaintiffs' land adjacent to the site of Alcancorp's former Berkeley aluminum powders plant, as well as the site itself and for rent claimed to be owed to the railroad. Alcancorp appealed to the Superior Court of California for Alameda County, which rejected the appeal. Alcancorp then appealed to the Court of Appeals of the State of California, First Appellate Division, Division One, which rejected Alcancorp's appeal. Alcancorp then sought discretionary review by the California Supreme Court, which was denied. In 1994, Alcancorp paid this amount, plus interest, or a total of $6.5 million into escrow pending a determination of the actual cost of the clean-up. If the actual cost is less than the escrowed amount, Alcancorp will receive a refund of the difference.

In September 1993, the EPA issued an order against Alcancorp and other potentially responsible parties ("PRPs") at the Sealand Restoration site in Upstate New York. The order directed the PRPs to supply drinking water to area residents potentially affected by the site. Since the material sent to the site was the same water-oil emulsion which was the subject of favourable decisions by the U.S. Courts of Appeals for the Third and Second Circuits referred to above, Alcancorp refused to supply the water.

In February 1996, the Company's U.K. subsidiary (British Alcan Aluminium plc) sold its investments in several of its subsidiaries, including Magnesium Elektron Inc. and Luxfer USA Limited, both located in the U.S.A. However, as part of the sale, British Alcan has agreed to indemnify the purchaser for certain liabilities including those, inter alia, arising out of the following proceedings which are therefore included in this Form 10-K Report:

(a) Magnesium Elektron, Inc. ("MEI"; at the time a subsidiary of British Alcan Aluminium plc) was sued by the Public Interest Research Group of New Jersey and the Friends of the Earth for exceeding its water discharge limits. The United States District Court for the District of New Jersey imposed a fine of $2.6 million for technical violations and an award of attorneys' fees in the amount of $524,900. MEI is appealing the District Court decision to the United States Court of Appeals for the Third Circuit and filed a motion in November 1996.

(b) Luxfer USA Limited ("Luxfer"; at the time a subsidiary of British Alcan Aluminium plc) is a participant in a joint defense group with regard to waste Luxfer sent to the Omega hazardous waste site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totaling $11,800 for defense group costs and the removal of waste from the site, and is now waiting for a report on the cost of the remediation that is needed at the site.

INVESTIGATIONS

In certain other previously reported government investigations of contamination by alleged hazardous wastes at sites in Illinois, New York, Pennsylvania, Ohio, New Jersey, North Carolina, Michigan, Missouri and Massachusetts (on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies), Alcancorp has contested that its waste is hazardous. The EPA has responded that, in the EPA's opinion, Alcancorp's waste is hazardous and that it may file lawsuits against Alcancorp as to these sites.

In 1995, Alcancorp was advised of five additional sites being similarly investigated: two in Ohio, two in New Jersey and one in Kentucky.

Alcancorp has been advised by the various authorities that it may be liable to contribute to the cost of the investigations and any possible remedial action for such sites. As to those sites not yet subject to litigation, although Alcancorp does not acknowledge any legal obligation to do so, it is cooperating with the governments in each matter to seek fair and reasonable solutions.

REVIEWS AND REMEDIAL ACTIONS

The Company has established procedures for reviewing, on a regular basis, environmental investigations and any possible remedial action. Although the Company cannot estimate the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations or materially affect its financial condition.

OTHER MATTERS

In March 1996, Alcancorp, along with other U.S. aluminum producers, was sued by a U.S. bicycle manufacturer for alleged price-fixing stemming from the Memorandum of Understanding entered into by six Governments in January 1994. In a summary judgement, rendered in July 1996, the U.S. District court for the Central District of California (county of Los Angeles) dismissed the case. The plaintiff has appealed.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 1996.

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

See Annual Report, the section titled "Common Shares" on page 64.

The number of holders of record of Shares on 21 March 1997 was approximately 21,295.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from subsidiaries and related companies. These dividend and interest payments may be subject from time to time to regulatory or contractual restraints, to withholding taxes (see Annual Report, page 52, note 15 to Consolidated Financial Statements) and to foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 10 of this report.)

Dividends paid on Shares held by non-residents of Canada generally will be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the United States, the treaty-reduced rate is currently 15%.


ITEM 6 SELECTED FINANCIAL DATA

See Annual Report, on pages 60 and 61, for the following items:

-        under the heading "Consolidated income statement items":

         - Revenues
         - Net income (Loss)

-        under the heading "Consolidated balance sheet items":

         - Total assets
         - Total debt

-        under the heading "Per Common Share":

         - Net income (Loss)
         - Dividends paid

Commencing 1986, the Company adopted the recommendations of the Canadian Institute of Chartered Accountants concerning the accounting for pension costs and obligations.

Commencing 1992, the Company adopted the accrual basis of accounting for post-retirement benefits other than pensions.

Commencing 1995, the Company adopted the recommendations of the Canadian Institute of Chartered Accountants concerning the accounting for joint ventures.

Commencing 1996, the Company retroactively adopted the recommendations of The Canadian Institute of Chartered Accountants concerning the disclosure and presentation of financial instruments.

See Annual Report, pages 43 to 45, note 5 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles (GAAP) in Canada with amounts that would have been reported under U.S. GAAP.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

See the Annual Report, pages 18 through 29, the section titled "Business Review" and pages 30 through 36, the section titled "Financial Review".

As the Company follows Canadian GAAP, reference should be made to note 5 to the Consolidated Financial Statements on pages 43 to 45 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP.

Refer to the section titled "Competition and Government Regulations" on page 10 of this report for a brief description of the Investment Canada Act as it applies to the Company.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Annual Report, Consolidated Financial Statements on pages 38 through 58 and the "Auditors' Report" on page 37; the section titled "Quarterly Financial Data" on page 59.

Location of Financial Statements and other material required under this Item is found under Item14 of this report.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

INFORMATION IN THIS PART IS BASED ON INFORMATION CONTAINED IN THE COMPANY'S MANAGEMENT PROXY CIRCULAR DATED 5 MARCH 1997.


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)      IDENTIFICATION OF DIRECTORS

The term of office of each Director runs from the time of his or her election to the next succeeding Annual Meeting or until they cease to hold office as such.

SONJA I. BATA, O.C. - DIRECTOR SINCE 1979
Sonja Bata, 70, has been a director of Bata Limited, the headquarters company of the world-wide Bata Shoe Organization, since 1973. She is closely involved in the management of that company. Mrs. Bata is also a director of Canada Trust and devotes significant time to other activities. She is chairman of the Bata Shoe Museum Foundation (Toronto), chairman of the Governors' Council of North York General Hospital and honorary chairman of the World Wildlife Fund Canada.

W.R.C. BLUNDELL - DIRECTOR SINCE 1987
Bill Blundell, 69, is chairman of The Manufacturers Life Insurance Company. From 1985 to 1990, he was chairman and chief executive officer of General Electric Canada Inc., and president and chief operating officer from 1983 to 1985. Mr. Blundell is a director of Amoco Canada Petroleum Co. Ltd., Avenor Inc., Swiss Bank Corporation (Canada), Export Development Corporation and a number of other Canadian companies.

JACQUES BOUGIE, O.C. - DIRECTOR SINCE 1989
Jacques Bougie, 49, has been President and Chief Executive Officer of Alcan since November 1993, having served as President and Chief Operating Officer since July 1989. Mr. Bougie joined Alcan in 1979 and held a number of senior management positions until 1989, including having responsibility for all of Alcan's fabricating operations in North America other than rolling. Mr. Bougie is a director of British Alcan Aluminium plc (a wholly-owned subsidiary of Alcan) and also of Royal Bank of Canada and Bell Canada.

WARREN CHIPPINDALE, F.C.A. - DIRECTOR SINCE 1986
Warren Chippindale, 68, was chairman and chief executive partner of Coopers & Lybrand (Canada) from 1971 to 1986 and chairman of Coopers & Lybrand (International) for five years during that period. Mr. Chippindale is a director of BCE Inc., Bell Canada, BCE Mobile Communications Inc., The Spectrum United Funds and The Molson Companies Limited.

D. TRAVIS ENGEN - DIRECTOR SINCE 1996
Travis Engen, 52, is chairman, president and chief executive officer of ITT Industries, Inc. in the United States of America and has held several important positions within the ITT organization, including that of executive vice president of ITT Corporation from 1991 to 1995. Mr. Engen is a member of the U.S. President's National Security Telecommunications Advisory Committee. He is a director of Fundacion Chile. He is also a director of Lyondell Petrochemical Company and a member of the Business Round Table and the Manufacturers Alliance Board of Trustees, all of which are located in the United States of America.

DR. JOHN R. EVANS, C.C. - DIRECTOR SINCE 1986
John Evans, 67, has been the Non-Executive Chairman of Alcan since April 27, 1995. He is also chairman of Allelix Biopharmaceuticals Inc. as well as of Torstar Corporation. Dr. Evans was chairman and chief executive officer of Allelix Inc. from 1983 to 1989, president of the University of Toronto from 1972 to 1978 and director of the Population, Health and Nutrition

Department of the World Bank from 1979 to 1983. He is past chairman of the Rockefeller Foundation. He is also a director of Connaught Laboratories Ltd., MDS Health Group Ltd., Pasteur Merieux Serums & Vaccines and Royal Bank of Canada.

ALLAN E. GOTLIEB, C.C. - DIRECTOR SINCE 1989
Allan Gotlieb, 69, was Ambassador of Canada to the United States of America from 1981 to 1989 and chairman of the Canada Council from 1989 to 1994. Mr. Gotlieb is a director of Hollinger Inc., Champion International Corporation, AXA Assurances, Boreal Assurances, Suncor Inc. and Peoples Jewellers, a senior consultant with the law firm of Stikeman, Elliott, a member of the advisory boards of the Bank of Montreal, Nestle Canada Inc., Hollinger International Inc., Investment Co. of America and BJB (Bank Julius Baer) Global Investment Ltd., co-chairman of Saturday Night magazine and chairman of the Donner Canadian Foundation.

J.E. NEWALL, O.C. - DIRECTOR SINCE 1985
Ted Newall, 61, is vice-chairman, chief executive officer and a director of NOVA Corporation. He was chairman and chief executive officer of Du Pont Canada Inc. from 1980 to 1991. Mr. Newall is a director of BCE Inc., Methanex Corporation, Royal Bank of Canada and is honorary chairman of the Business Council on National Issues.

DR. PETER H. PEARSE, C.M. - DIRECTOR SINCE 1989
Peter Pearse, 64, is a consultant on natural resource economics and management and the president of Pearse Ventures Ltd. He was a professor at the University of British Columbia from 1962 to 1996. Dr. Pearse has served on the Economic Council of Canada, the Canadian Consumer Council, the Board of Governors of the University of British Columbia and two Royal Commissions. He is a member of the executive board of the Law of the Sea Institute and a director of World Wildlife Fund Canada. Dr. Pearse has been an advisor on natural resources matters to Canadian and foreign governments and to the World Bank.

SIR GEORGE RUSSELL, C.B.E. - DIRECTOR SINCE 1987
Sir George Russell, 61, is chairman of Marley plc in the United Kingdom, a world-wide producer of building products, having been chief executive of that company from 1986 to 1989. Sir George had previously served with Alcan from 1972, becoming managing director of British Alcan Aluminium plc in 1981. He resigned from that company in 1986, but rejoined its board in 1997. He is also chairman of 3i Group plc, Camelot plc and director of Northern Rock Building Society and Taylor Woodrow, all of which are located in the United Kingdom.

GUY SAINT-PIERRE, O.C. - DIRECTOR SINCE 1994
Guy Saint-Pierre, 62, is chairman and a director of SNC-Lavalin Group Inc., having served as president and chief executive officer from 1989 to 1996. From 1970 to 1976, he had served with the Government of Quebec, first as Minister of Education and then as Minister of Industry and Commerce. Between 1978 and 1989, he was president and chief executive officer of Ogilvie Mills Ltd. Mr. Saint-Pierre is currently chairman of the Business Council on National Issues. Mr. Saint-Pierre is a director of BCE Inc., General Motors of Canada and Royal Bank of Canada.

GERHARD SCHULMEYER - DIRECTOR SINCE 1996
Gerhard Schulmeyer, 58, is president and chief executive officer of Siemens Nixdorf Informationssysteme AG and chairman of its managing board since 1994. Prior to joining Siemens Nixdorf, Mr. Schulmeyer was executive vice president and a member of the executive committee of Asea Brown Boveri Ltd. as well as president and chief executive officer of ABB Inc., U.S.A. From 1980 to 1989, he held various senior positions with Motorola Inc., culminating with that of executive vice president, deputy to the chief executive officer, responsible for European business. He is a member of the supervisory boards of Thyssen-Bornemisza Holding N.V. and VOBIS Microcomputer AG.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

The names, ages and positions with the Company of the Executive Officers of the Company, at 27 March 1997, are as follows:

 NAME                         AGE              POSITIONS
 Robert L. Ball                50              Executive Vice President, Corporate Development and
                                               Technology
 Jacques Bougie                49              President and Chief Executive Officer.
                                               Director since 1989.
 Claude Chamberland            57              Executive Vice President, Smelting and Power
 Jean-Pierre M. Ergas          57              Executive Vice President, Europe
 Robert J. Fox                 60              Executive Vice President, South Pacific and Japan;
                                               Environment,
                                               Occupational Health and Safety
 Daniel Gagnier                50              Vice President, Corporate Affairs
 S. Bruce Heister              58              Executive Vice President, Asia
 Emery P. LeBlanc              56              Executive Vice President, Raw Materials and
                                               Chemicals
 Gaston Ouellet                54              Vice President, Human Resources
 P. K. Pal                     61              Vice President, Chief Legal Officer and Secretary
 Everaldo N. Santos            57              Executive Vice President, South America
 Brian W. Sturgell             47              Executive Vice President, Fabricated
                                               Products, North America
 Suresh Thadhani               57              Vice President and Chief Financial Officer
 Geraldo N. de Aguiar          48              Treasurer
 Denis G. O'Brien              54              Controller


With the exception of Messrs. Ergas, Gagnier, and Sturgell, all of the Executive Officers of the Company have held their present positions or other executive positions with the Company during the past five years. Mr. Ergas served as senior advisor to the President and Chief Executive Officer of Alcan from January 1995 to June 1996 and served as a Trustee of DePaul University from February 1994 to December 1994. Prior thereto, Mr. Ergas served as senior executive vice president of Pechiney S.A. and as a member of the Pechiney group executive committee from 1987 to 1994, and also held several management positions with various subsidiaries of Pechiney S.A. Mr. Daniel Gagnier was president of the Brewers Association of Canada between 1992 and 1994. From 1980 to 1992, he held various positions in Government of Canada culminating in the position of Deputy Secretary to the Cabinet (Communications and Consultations) in the Privy Council Office of Canada. Mr. Sturgell has been with Alcan's U.S. subsidiary, Alcan Aluminum Corporation since 1989, where he has held different managerial positions until November 1996 when he became president of that Company as well as an Executive Vice President of Alcan.

The term of office of each Officer runs from the time of his appointment to the next succeeding Annual Meeting.

ITEM 11 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Compensation paid to the Chief Executive Officer and the four other most highly compensated Executive Officers for each of the three most recently completed financial years is set out in the table below. These individuals are hereinafter collectively referred to as the "Named Executive Officers".

                                                      SUMMARY COMPENSATION TABLE

                                                                                              Long-term
                                                       Annual Compensation                  Compensation
                                                                                               Awards
                                                             Bonus
                                                           (Executive      Other Annual     Shares Under       All Other
                                                          Performance      Compensation        Options        Compensation
 Name and Principal Position     Year        Salary          Award)           (1,2)            Granted            (2)
                                              ($)             ($)              ($)               (#)              ($)
 J. Bougie                       1996          647,415      424,274 (3)        45,773           65,000            19,225
 President and Chief             1995          552,799      582,880 (3)        32,084           54,500            16,556
 Executive Officer               1994          495,821      332,176            36,155           52,600            14,591
 R. Wagner                       1996          594,092      191,435 (3)        31,262           20,000             3,319
 Former Executive                1995          600,832      324,432 (3)        62.565           18,000             3,521
 Vice President (4)              1994          499,593      258,515            27,321           17,800             3,110
 J.-P. Ergas                     1996          453,061      162,319 (3)        83,516           20,000            40,202
 Executive Vice President (5)    1995          330,114      195,428 (3)         9,755           36,000            10,999
 E.N. Santos                     1996          357,761      168,829 (3)       125,942           20,000            12,064
 Executive Vice President        1995          268,195      198,287 (3)        32,789           20,000            10,166
                                 1994          232,688      112,523            26,767           17,800             7,690
 R.L. Ball                       1996          312,500      142,762 (3)        54,381           18,200            29,218
 Executive Vice President        1995          286,667      213,953 (3)        57,065           16,000            14,275
                                 1994          260,000      140,184            26,481           16,200            12,065

(1)  See page 21 for details.
(2) In response to the Ontario Securities Commission s Staff Report of 17 February 1995, certain figures have been re-classified from Other Annual Compensation to All Other Compensation.
(3)  See pages 20 and 21 for description.
(4)  Mr. Wagner retired as Executive Vice President on 1 June 1996.
(5)  Mr. Ergas joined Alcan on 23 January 1995.

Compensation payments to each Named Executive Officer were determined in the currency of his normal place of work. Unless otherwise indicated, all compensation payments reported in this document are stated in U.S. Dollars converted, where necessary, from the currency of disbursement to U.S. Dollars at the average exchange rates for the respective year. The currency and exchange rate details are given in the table below.

                        CURRENCY AND EXCHANGE RATE TABLE

                                                      Currency of                                      Average Exchange Rate
                           Name                      Disbursement                    Year            to convert to U.S. Dollars
                 J. Bougie                         Canadian Dollars                  1996                      0.7329
                                                   Canadian Dollars                  1995                      0.7298
                                                   Canadian Dollars                  1994                      0.7309
                 R. Wagner                           Deutschmarks                    1996                      0.6638
                                                     Deutschmarks                    1995                      0.7041
                                                     Deutschmarks                    1994                      0.6219
                 J.-P. Ergas                         U.S. Dollars                    1996                      1.0000
                                                    British Pounds                   1996                      1.5672
                                                     U.S. Dollars                    1995                      1.0000
                 E.N. Santos                       Canadian Dollars                  1996                      0.7329
                                                    Brazilian Reals                  1996                      0.9924
                                                   Canadian Dollars                  1995                      0.7298
                                                   Canadian Dollars                  1994                      0.7309
                 R.L. Ball                           U.S. Dollars                    1996                      1.0000
                                                     U.S. Dollars                    1995                      1.0000
                                                     U.S. Dollars                    1994                      1.0000


The salaries and the Executive Performance Awards (described below) paid to all 17 Executive Officers as a group in 1996 amounted to $4,621,780 and $2,026,675 respectively.

EXECUTIVE PERFORMANCE AWARD PLAN

A substantial proportion of the Executive Officers compensation is related to the performance of Alcan.

Alcan's short-term incentive plan, known as the Executive Performance Award Plan ("EPA"), has three components, each based on a different aspect of performance: (1) the overall profitability of Alcan, (2) the performance of Alcan against key strategic corporate objectives, and (3) the performance of Alcan's business units. These are explained in the numbered paragraphs below. The guideline payment ranges referred to in each paragraph were increased in 1995 to maintain their competitive position with the median of a selected comparator group of companies, chosen for their comparable size, their involvement in a cyclical industry (as is Alcan) and their global presence.

         1. The award for overall profitability of Alcan is called the Corporate Performance Award ("CPA"). The CPA is related to return on equity. The CPA for the Executive Officers has a guideline payment range of 20% to 30% of salary grade mid-point against which actual performance is measured. The minimum CPA payment can be nil and the maximum, in a year of exceptionally high profits, could be up to three times the guideline amount. The Personnel Committee ("Committee") establishes a threshold corporate profitability performance target which must be met before any CPA payment will be made. Based on Alcan's actual performance in the year and allowing for the partial amortisation of the effect of an extraordinary item on return on equity, the Committee approved a rating below the guideline level. All Executive Officers received an award from this component of the EPA for the year 1996.

         2. The award for achieving corporate objectives, called the Corporate Objectives Award ("COA"), focuses on Alcan's critical corporate objectives. These objectives are established as part of the annual business planning process by the Chief Executive Officer and are submitted to the Committee for approval at the start of each year. The COA is independent of the CPA objective. For Executive Officers, the CPA has a guideline payment range of 15% to 25% of salary grade mid-point. There is a minimum payment of nil and a maximum of twice the guideline amount. The corporate objective established by the Chief Executive Officer and the Committee for 1996 was a target range of "free cash flow". Based on Alcan's actual results in the year which fell within the target range but below the expected target level, the Committee approved a rating below the guideline level. All Executive Officers received an award from this component of the EPA for the year 1996.

         3. The award for business unit performance is called the Business Unit Award ("BUA"). The BUA provides for an award based on the business unit's performance measured against pre-established objectives for the year. The BUA is independent of the CPA and COA objective. For Executive Officers, the BUA has a guideline payment range of 15% to 20% of salary grade mid-point. There is a minimum payment of nil and a maximum of twice the guideline amount. The criteria for rewards under this aspect of the EPA are set annually by management at various levels and their respective superiors. The BUA, covering 17 major business units world-wide, was paid to all senior employees on the basis of their performance in 1996 with ratings varying from 51% to 165% of the guideline amount. All Executive Officers received an award from this component of EPA for performance in 1996.

An exception to the practice described in the preceding paragraphs is made in the case of employees retiring from or otherwise ceasing employment with Alcan. In that year, the employee receives guideline CPA, COA and BUA amounts, pro-rated for the number of months actually employed.

OTHER COMPENSATION

Compensation benefits made available to senior employees under various plans included those under (a) the Executive Performance Award Plan described on pages 20 and 21, (b) the Alcan Executive Share Option Plan described below, (c) retirement benefit plans described on pages 25, 26 and 27, (d) life insurance plans, (e) savings plans, (f) plans for the use and parking of automobiles, for professional financial advice through independent organisations, deemed interest on loans and for the reimbursement of club membership fees and (g) in applicable cases, expatriate benefits, foreign taxes, housing assistance and directors' fees from subsidiaries and related companies.

In the Summary Compensation Table on page 19, the amounts indicated for the year 1996 under the column titled Other Annual Compensation include benefits paid to the Named Executive Officers under these plans: automobile usage (J. Bougie, $13,520; R. Wagner, $14,000; J.-P. Ergas, $50,411; and E.N. Santos,
$57,706), club membership fees (J. Bougie, $16,635; and R.L. Ball, $19,469), expatriate benefits (E.N. Santos, $43,416), foreign taxes (R.L. Ball, $19,231) and housing assistance (R. Wagner, $9,320).

Other Executive Officers also participate in these plans and the value of the benefits paid to all 17 such Executive Officers as a group was $777,003 in 1996.

ALCAN EXECUTIVE SHARE OPTION PLAN

The Alcan Executive Share Option Plan ("Option Plan") provides for the granting to senior employees of non-transferable options ("Options") to purchase Shares.

A Options

Prior to 22 April 1993, the Option Plan provided for the granting of Options hereinafter referred to as "A Options". No further A Options have been, or may be, issued after that date.

The subscription price per Share under A Options was set at not less than 90% of the market value on the effective date of the grant of each A Option, but all A Options granted after 1985 were at 100% of the market value on their effective dates. The effective date was fixed at the time of each grant. Each A Option is exercisable in whole or in part during a period commencing three months after the effective date and ending not later than 10 years after that date. In the event of retirement or death of the employee, any remainder of this 10-year period in excess of five years is reduced to five years. Alcan may make loans ("Option Loans"), at such interest rate, if any, as the Option Committee may determine, to assist in financing the purchase of Shares through the exercise of A Options (see Indebtedness of Directors and Executive Officers on page 30). The interest rate is currently nil on all outstanding Option Loans. The Option Loans have terms of 10 years. After exercise of an A Option, the employee may not dispose of the Shares during a one-year period ("Holding Period"). In the event of retirement or resignation or other termination of the employee, the Holding Period shall terminate upon repayment of the Option Loan. Each A Option has connected therewith stock appreciation rights ("SARs") in respect of one-half of the Shares covered by the A Option. Each SAR entitles the optionee to surrender unexercised the right to subscribe for one Share in return for a cash payment in an amount equal to the excess of the market value of such Share at the time of surrender over the subscription price.

B Options

Since 22 April 1993, the Option Plan has provided for Options hereinafter referred to as "B Options".

Alcan may issue in any year B Options in respect of a Yearly Allotment, as defined in the Option Plan, of 0.75% of the Shares outstanding as at the end of the previous calendar year. In addition, the unused portion of any previous Yearly Allotment may be carried forward. The maximum number of Shares that can be issued under the Option Plan after 31 December 1995 is 20,500,000.

The subscription price per Share under B Options is set at not less than 100% of the market value on the effective date of the grant of each B Option. The effective date is fixed at the time of the grant. Each B Option is exercisable in whole or in part during a period commencing not less than three months after the effective date as determined by the above-mentioned Committee ("Waiting Period") and ending not later than 10 years after that date. In the event of retirement or death of the employee, any remainder of this 10-year period in excess of five years is reduced to five years. Option Loans may not be made in respect of the exercise of B Options. The B Options do not have SARs connected therewith unless the above-mentioned Committee so determines at the time of grant; no such determination has been made in respect of the B Options currently outstanding.

Grants and Exercises during 1996

The following table sets out the number of Shares covered by Options which were granted to and exercised by all 17 Executive Officers as a group during 1996, as well as the number thereof outstanding at 31 December 1996:

                                                                                     Outstanding at
                         Granted during 1996          Exercised during 1996         31 December 1996
                                (#)                            (#)                       (#)
 Under A Options             -                             34,250                         70,500
 Under B Options             279,500 (1)                   94,600                        961,100
 TOTAL                       279,500                      128,850                      1,031,600

(1)  Aggregate of two grants made during the year.


The subscription price (or exercise price) per Share relating to the Options granted during 1996 was the market value on the date of each of the two grants made during the year, which was Can. $41.61 for the grant made on 25 September 1996 and Can. $46.61 for the grant made on 4 December 1996.

The following table provides information pertaining to Options granted to the Named Executive Officers during 1996:


                        OPTION GRANTS DURING 1996

                                                                   Exercise Price
                       Shares Under        Percent of                   and
                         Options          Total Options             Market Value
                         Granted           Granted to             on Date of Grant
Name                       (#)           Employees in 1996          (Can. $/Share)      Expiry Date
 J. Bougie              65,000 (1)              7.8                     41.61           25 September 2006
 R. Wagner              20,000 (1)              2.4                     41.61           25 September 2006
 J.-P. Ergas            20,000 (1)              2.4                     41.61           25 September 2006
 E.N. Santos            20,000 (2)              2.4                     46.61           4 December 2006
 R.L. Ball              18,200 (1)              2.2                     41.61           25 September 2006

(1) Date of grant:  25 September 1996.
(2) Date of grant:  4 December 1996.

One-quarter of the Options covered by the grants in the foregoing table may be exercised, cumulatively, after Waiting Periods of 12, 24, 36 and 48 months from the date of grant.

The following table provides certain required information pertaining to Options exercised by the Named Executive Officers during 1996 as well as year-end values:

                    AGGREGATED OPTION EXERCISES DURING 1996
                           AND YEAR-END OPTION VALUES


                                                            Shares Underlying
                            Shares        Aggregate            Unexercised            Value of Unexercised
  Name                     Acquired         Value              Options at            in-the-Money Options at
                         on Exercise      Realized        31 December 1996 (1)       31 December 1996 (1,2)
                             (#)          (Can. $)                 (#)                      (Can. $)
  J. Bougie                   -               -                E:   94,925                E: 1,543,603
                                                               U:  147,175                U: 1,108,993
  R. Wagner                   -               -                E:   21,400                E:   277,099
                                                               U:   46,400                U:   343,099
  J.-P. Ergas                 -               -                E:    9,000                E:    69,660
                                                               U:   47,000                U:   303,780
  E.N. Santos               60,200        1,177,900            E:   19,450                E:   226,750
                                                               U:   32,900                U:   174,859
  R.L. Ball                 14,500          302,110            E:   28,350                E:   471,699
                                                               U:   42,300                U:   317,799

(1)      E: Exercisable    U: Unexercisable
(2) Value of unexercised Options includes value of corresponding unexercised SARs (if any).

The aggregate net value (excess of market value at the date of the exercise over subscription price) of the Options exercised in 1996 by all 17 Executive Officers was Can. $2,430,815.

The following table provides certain required information pertaining to SARs exercised by the Named Executive Officers during 1996 as well as year-end values:

                      AGGREGATED SAR EXERCISES DURING 1996
                            AND YEAR-END SAR VALUES

                                                            Shares Underlying          Value of Unexercised
                            Shares                             Unexercised              in-the-Money SARs
          Name           Acquired on      Aggregate              SARs at                        at
                           Exercise         Value          31 December1996 (1)         31 December 1996 (1)
                             (#)          Realized                 (#)                       (Can. $)
                                          (Can. $)
  J. Bougie                   -               -             E:       -                  E:       -
                                                            U:       -                  U:       -
  R. Wagner                   -               -             E:       -                  E:       -
                                                            U:       -                  U:       -
  J.-P. Ergas                 -               -             E:       -                  E:       -
                                                            U:       -                  U:       -
  E.N. Santos                 -               -             E:       -                  E:       -
                                                            U:       -                  U:       -
  R.L. Ball                   -               -             E:     1,500                E:     31,275
                                                            U:       -                  U:       -

(1)      E:  Exercisable    U:  Unexercisable

RETIREMENT BENEFITS

Based on the total 1996 pensionable earnings of the Executive Officers, annual pensions of $117,038 in the aggregate were accrued for all 17 Executive Officers in respect of service credited under all retirement benefit plans for 1996.

Canadian Plans

During 1996, Messrs. Bougie and Santos participated in the Alcan Pension Plan (Canada) and the Alcan Supplemental Retirement Benefit Plan (Canada). Pensions up to a statutory limit are payable under the former and, in excess thereof, under the latter. These Canadian pension plans are together herein referred to as the "Canadian Plans".

The Canadian Plans provide for pensions calculated on pensionable service and annual average earnings during the 36 consecutive months when they were the greatest, which earnings consist of salary and the Executive Performance Award at its guideline amount. The following table shows estimated annual retirement benefits, expressed as a percentage of annual average earnings during the said 36 months, payable upon normal retirement at age 65 to persons in the indicated earnings and pensionable service classifications:

                              PENSION PLAN TABLE

Average Annual Earnings
     (as defined)
         ($)

                                               Years of Service
                   10            15           20            25           30            35           40
                   (%)           (%)          (%)           (%)          (%)           (%)          (%)
  400,000          16.7          25.0         33.3          41.6         50.0          58.3         66.6
  500,000          16.7          25.1         33.4          41.8         50.2          58.5         66.9
  600,000          16.8          25.2         33.5          41.9         50.3          58.7         67.1
  700,000          16.8          25.2         33.6          42.0         50.4          58.8         67.2
  800,000          16.8          25.2         33.7          42.1         50.5          58.9         67.3
  900,000          16.8          25.3         33.7          42.1         50.5          59.0         67.4
  1,000,000        16.9          25.3         33.7          42.2         50.6          59.0         67.4
  1,100,000        16.9          25.3         33.7          42.2         50.6          59.1         67.5
  1,200,000        16.9          25.3         33.8          42.2         50.7          59.1         67.5
  1,300,000        16.9          25.3         33.8          42.2         50.7          59.1         67.6
  1,400,000        16.9          25.4         33.8          42.3         50.7          59.2         67.6
  1,500,000        16.9          25.4         33.8          42.3         50.7          59.2         67.6
  1,600,000        16.9          25.4         33.8          42.3         50.7          59.2         67.7
  1,700,000        16.9          25.4         33.8          42.3         50.8          59.2         67.7
  1,800,000        16.9          25.4         33.8          42.3         50.8          59.2         67.7

The Alcan Supplemental Retirement Benefit Plan provides for an additional pension to J. Bougie which increases the percentage in the above table by 4.1%.

Non-Canadian Plans

During 1996, Messrs. Ball and Wagner participated in Alcan-sponsored pension plans in the U.S.A. and Germany, respectively. These plans provide for retirement benefits which are generally comparable with the Canadian Plans, but with a ceiling of 60% of annual average earnings and a maximum pensionable service of 35 years. Mr. Ergas participated in Alcan-sponsored pension plans in the U.S.A. and the United Kingdom and also in a supplemental retirement benefit agreement which provides for a pension based on the terms of the U.S. pension plan but in excess of statutory limitations in both countries.

Deductions for Social Security

In Germany, the retirement benefits described above are reduced by retirement benefits from social security. In the Canadian Plans, those benefits are reduced by the excess (if any) of retirement benefits payable from non-Canadian social security and the Canada Pension Plan or the Quebec Pension Plan ("C/QPP") over the maximum retirement benefits under the C/QPP. The normal form of payment of pensions is a lifetime annuity with a guaranteed minimum of 60 monthly payments, but optional guarantees are available.

Pensionable Earnings and Years of Pensionable Service

The 1996 pensionable earnings and estimated years of pensionable service on normal retirement at age 65 for the Named Executive Officers were as follows:
J. Bougie, $1,175,120 and 33 years; R. Wagner, $909,193 and 35 years; J.-P. Ergas, $649,283 and 10 years; E. N. Santos, $472,636 and 40 years; R.L. Ball, $455,262 and 35 years.

RETIRING ALLOWANCES

Upon his retirement, E.N. Santos will be paid a retiring allowance equal to $200,000 plus an amount determined at the rate of $10,000 per year from 1 August 1995 to his retirement date.

FEES

An employee of Alcan who is a Director is not entitled to receive fees for serving on the Board or on any Committee thereof.

COMPENSATION OF NON-EXECUTIVE DIRECTORS

FEES AND EXPENSES

During 1996, every Non-Executive Director was paid an annual fee of $25,000 and an additional annual fee of $5,000 for serving on a Committee of the Board, except for the Option Committee. If such Director also served as Chairman of a Committee, a further annual fee of $6,000 was paid. J.R. Evans, as Non-Executive Chairman of the Board, was paid a fee of $120,000 during 1996 in lieu of the above fees.

Non-Executive Directors are reimbursed for transportation and other expenses actually incurred in attending Board/Committee meetings. A travel fee of $1,000 is also payable to those Non-Executive Directors who require an extra day of travel to attend any Board/Committee meeting; during 1996, travel fees were paid as follows: J.E. Newall, $2,000; J.L. Nichol (retired during the year), $1,000; P.H. Pearse, $8,000; and G. Russell, $6,000.

RETIREMENT ARRANGEMENTS

The Deferred Share Unit Plan ("DSUP") became effective on 1 January 1997. The DSUP provides that each Non-Executive Director is credited with a number of Deferred Share Units ("Units"), as determined by the Board, in respect of every quarter of service on the Board. At present, this number has been set at the equivalent of one Unit for every $100 of Directors' fees (as described above, but excluding the travel fees) received by the Director. Additional Units are credited to each Director's account calculated at the same rate per Unit as dividends declared on the Shares. Upon retirement or death, all Units (including additional Units issued in respect thereof) standing to a Director's credit will be redeemed on a date to be selected by the Director or legal representative up to 15 December of the next financial year of the Company. The number of Units will be multiplied by the then prevailing average price of the Shares on the Montreal, Toronto and New York stock exchanges and the resulting value shall be paid to the Director or legal representative.

The Retirement Compensation Plan ("RCP"), introduced on 27 April 1995, was in effect throughout the year 1996 but has been terminated effective 31 December 1996 so that there are no further accruals of benefits thereafter. The RCP provides a pension calculated on the basis of 50% of the applicable Directors' fees in force on 31 December 1996, to be paid for a period equal in duration to the Director's length of service on the Board up to that date. In 1996, $11,656 was paid under the RCP to a Director who retired during the year.

The DSUP is intended to link the interests of Directors more closely with those of Shareholders.

PERFORMANCE GRAPH

The following graph compares the cumulative total Shareholder return on Can. $100 invested in Shares with the cumulative total return of the Toronto Stock Exchange 300 Stock Index, assuming reinvestment of all dividends. Additional comparisons, which the Personnel Committee believes to be appropriate, are provided with respect to two U.S. Dollar-based indices, the Standard & Poor's 500 Index and the Standard & Poor's Aluminum Index.



                          1991     1992    1993    1994    1995    1996

Alcan                     $100     $ 98    $124    $160    $191    $212

S & P 500 Index            100      103     117     120     163     205

TSE 300                    100       98     132     130     149     192

S & P Aluminum Index       100      105     108     129     158     183

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the Shares beneficially owned and Options held by each Director and all Directors and Executive Officers as a group, including Shares over which control or direction is exercised by such persons:




                                                          Number of           Number of
 Name                                                       Shares              Shares
                                                          Subject to         Beneficially
                                                          Options (1)         Owned (2)
 S.I. Bata                                                     -                 6,308
 W.R.C. Blundell                                               -                 4,292
 J. Bougie                                                  242,100            253,317
 W. Chippindale                                                -                 1,436
 D.T. Engen                                                    -                 2,500
 J.R. Evans                                                    -                 2,417
 A.E. Gotlieb                                                  -                 1,312
 J.E. Newall                                                   -                 3,580
 P.H. Pearse                                                   -                 1,705
 G. Russell                                                    -                 3,657
 G. Saint-Pierre                                               -                 4,608
 G. Schulmeyer                                                 -                   196
 Directors and Executive Officers as a group                882,975          1,031,958

         (1)     See Alcan Executive Share Option Plan described on page 22.
         (2) In respect to Mr. Bougie, the figures include Shares subject to Options referred to in note (1) above.

Mr. Bata beneficially owns 940 Shares. A trust in which Sir George Russell's children have an interest owns 10,380 Shares. Mrs. Bata and Sir George Russell disclaim beneficial ownership in the Shares owned by Mr. Bata and the Russell children, respectively.

Mr. Blundell and his wife beneficially own, respectively, 2,000 and 1,500 Floating Rate Cumulative Redeemable Preference Shares, Series C.

Mr. Engen owns his Shares jointly with his wife.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

Non-Executive Directors are not indebted to Alcan.

The required details with regard to Option Loans given to all Executive Officers (including the Named Executive Officers) are shown in the following table. The aggregate indebtedness of all officers, directors, employees and former officers, directors and employees of Alcan and its subsidiaries (including the Named Executive Officers) to Alcan in respect of Option Loans at 10 February 1997 was $4,250,029.

The terms of Option Loans are described on page 22.

             TABLE OF INDEBTEDNESS OF DIRECTORS, EXECUTIVE OFFICERS
               AND SENIOR OFFICERS UNDER SHARE PURCHASE PROGRAMS

                                                                                              Amount       Financially
                                                                                            Outstanding      Assisted
                                                                              Largest          as at          Share        Security
                                                                              Amount        10 February     Purchases        for
                         Name and Principal Position        Involvement     Outstanding        1997        During 1996     Indebt-
                                                                 of         During 1996         ($)            (#)          edness
                                                               Alcan            ($)
 R.L. Ball        Executive Vice President                     Lender          74,648         70,864           4,500         (1)

 J. Bougie (2)    President and                                Lender         104,668         98,199               0         (1)
                  Chief Executive Officer

 C. Chamberland   Executive Vice President                     Lender         119,686         83,241               0         (1)

 S.B. Heister     Executive Vice President                     Lender          38,035         32,355               0         (1)

 E.P. LeBlanc     Executive Vice President                     Lender          28,034         26,633               0         (1)

 P.K. Pal         Vice President                               Lender          94,694         89,710               0         (1)

R. Wagner         Former Executive Vice President              Lender          72,361              0               0         (1)

E.N. Santos       Executive Vice President                     Lender         304,740        304,740          18,750         (1)

G.N. de Aguiar    Treasurer                                    Lender          82,913         78,549               0         (I)

D.G. O'Brien      Controller                                   Lender           8,326          7,493               0         (I)

(1) Security for the indebtedness is provided by the deposit of the certificates representing the relevant Shares with Canada Trust Company, as trustee, which holds the certificates registered in its name until full repayment of the particular Option Loan has been made to Alcan.
(2) Mr. Bougie is a nominee for election as Director.

(1) OTHER INDEBTEDNESS

The required details with regard to indebtedness of Executive Officers to Alcan other than in respect of Option Loans is shown on the following table. The aggregate indebtedness of all officers and employees and former officers and employees of Alcan and its subsidiaries to Alcan other than in respect of Option Loans at 10 February 1997 is $2,002,997.


          Name and Principal Position             Involvement of        Largest Amount     Amount Outstanding
                  at Year-end                          Alcan             Outstanding              as at
                                                   or Subsidiary         during 1996        10 February 1997
                                                                             ($)                   ($)
 E.P.  LeBlanc    Executive Vice President          Lender (1)              99,109                90,809
 E.N. Santos   Executive Vice President             Lender (2)             275,842                     0

(1) The indebtedness consists of a residential loan from Alcan. The loan is interest-free, is secured by a mortgage on the residence and matures on 13 May 2004.
(2)      The loan was repaid on 30 December 1996.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)   1.      FINANCIAL STATEMENTS

         See Annual Report, pages 38 to 58 and the Auditors' Report on page 37 thereof.

         See comments by Independent Auditors on Canada-U.S. reporting conflicts on page 43.

     2.  FINANCIAL STATEMENT SCHEDULES

         The required information is shown in the consolidated financial statements or notes thereto.

     3.  EXHIBITS

         References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555. References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

         (3)     Articles of Incorporation and By-laws:

                 3.1 Certificate of Amalgamation dated 1 January 1995, Certificate of Amendment dated 8 May 1995. (Filed herewith.)

                 3.2      By-law No. 1A. (Incorporated by reference to exhibit
                          3.5 to the Annual Report on Form 10-K of the Company for 1987.)

                 (4)      Instruments defining the rights of security holders:

                          4.1 No long-term debt instrument is required to be filed herewith, and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

                          4.2 Form of certificate for the Registrant's Common Shares. (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)

                          4.3 Shareholder Rights Agreement as amended and restated on 24 April 1995 between Alcan Aluminium Limited and The R-M Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Company's Report on Form 8-K filed on 5 May 1995.)

                 (10)     Material Contracts

                          10.1 Alcan Pension Plan (Canada), restated version, as of October 1990. (Incorporated by reference to exhibit 10.1 to the Annual Report on Form 10-K of the Company for 1990.)

                          10.1.1  Amendments dated 1 January 1992.
                                  (Incorporated by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of the Company for 1991.)

                          10.1.2 Amendments dated 1 January 1990, Schedule 93-2. (Incorporated by reference to exhibit
                                  10.1.2. to the Annual Report on Form 10-K of the Company for 1994.)

                          10.1.3 Amendments dated 1 January 1994, Schedule 93-3 and Schedule 93-4. (Incorporated by reference to exhibit 10.1.3. to the Annual Report on Form 10-K of the Company for 1994.)

                          10.1.4  Amendments dated 31 December 1994, for
                                  Schedule 95-1, 1 January 1996 for Schedule
                                  95-2, 1 January 1992 for Schedule 95-3 and
                                  1 January 1995 for Schedule 95-4.
                                  (Incorporated by reference to exhibit 10.1.4 to the Annual Report on Form 10-K of the Company for 1995.)

                          10.1.5 Amendments dated 1 July 1996 for Schedule 96-1, 1 November 1996 for Schedule 96-2,
                                  1 January 1992 for paragraphs 1, 2 and 3 of
                                  Schedule 96-3 and 1 January 1996 for
                                  paragraph 4 of Schedule 96-3.
                                  (Filed herewith.)

                          10.2    Alcan Executive Share Option Plan.
                                  (Incorporated by reference to the section titled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33- 61790.)

                          10.3    Alcan Aluminium Limited Executive
                                  Performance Award Plan revised as of
                                  October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)

                          10.4    Alcan Aluminium Limited Financial
                                  Counselling Plan. (Incorporated by reference to the exhibit of that name filed with the Annual Report on Form 10-K of the Company for 1981.)

                    10.5 Alcan Aluminium Limited Executive Automobile Programme revised as of 1 January 1992. (Incorporated by reference to exhibit 10.5 to the Annual Report on Form 10-K of the Company for 1991.)

                    10.6 Alcan Aluminium Limited Flexible Perquisites Program. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the company for 1995.)

                    10.7 Form of Supplemental Retirement Benefits Agreement. (Incorporated by reference to exhibit 10.6 filed with the Annual Report of the Company on Form 10-K for 1983.)

                    10.8 Alcan Supplemental Retirement Benefit Plan (Canada), February 1992 edition. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 1991.)

                    10.8.1 Amendments dated 1 January 1994, Schedule 93-1. (Incorporated by reference to exhibit 10.7.1 to the Annual Report on Form 10-K of the Company for 1994.)

                    10.8.2 Amendments dated 23 September 1993. (Incorporated by reference to exhibit 10.8.2 to the Annual Report on Form 10-K of the Company for 1994.)

                    10.9 Indemnity Agreement with Jacques Bougie. Substantially similar agreements have been entered into with all current Directors of Alcan Aluminium Limited. (Incorporated by reference to exhibit 10.9 to the Annual Report on Form 10-K of the Company for 1995.)

                   10.10 Alcan Aluminium Limited Retirement Compensation Plan for Non-Executive Directors dated 27 April 1995. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for
                            1995.)

                   10.10.1  Amendment dated 1 January 1997. (Filed herewith.)

                   10.11 Alcan Aluminium Limited Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Filed herewith.)

     (13)        Annual Report. (Filed herewith.)

     (21) Subsidiaries and related companies of the Company are listed on pages 37 to 41.

     (23)        Consent of Independent Accountants is on page 36.

     (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

(b) REPORTS ON FORM 8-K
         The Company has not filed any Form 8-K reports during the quarter ended 31 December 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         ALCAN ALUMINIUM LIMITED


27 March 1997                                               By:    /s/  J.R. Evans
                                                                    ---------------------
                                                                    J.R. Evans
                                                                    Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 27 March 1997.

/s/  Sonja I. Bata
-----------------------------------
Sonja I. Bata, Director


-----------------------------------
W. R. C. Blundell, Director


/s/  Jacques Bougie
---------------------------------------------------------------
Jacques Bougie, Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/  Warren Chippindale
----------------------------------
Warren Chippindale, Director

/s/  D. Travis Engen
----------------------------------
D. Travis Engen, Director

/s/  John R. Evans
------------------------------------
John R. Evans, Chairman of the Board

/s/  Allan E. Gotlieb
------------------------------------
Allan E. Gotlieb, Director

/s/  J. E. Newall
---------------------------------------------
J. E. Newall, Director


/s/  Peter H. Pearse
---------------------------------------------
Peter H. Pearse, Director


/s/  Sir George Russell
---------------------------------------------
Sir George Russell, Director


/s/  Guy Saint-Pierre
---------------------------------------------
Guy Saint-Pierre, Director


/s/  Gerhard Schulmeyer
---------------------------------------------
Gerhard Schulmeyer, Director


/s/  Suresh Thadhani
-----------------------------------------------------------
Suresh Thadhani, Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/  Denis G. O'Brien
---------------------------------------------
Denis G. O'Brien, Controller
(Principal Accounting Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Directors of Alcan Aluminium Limited:

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716 and 33-61790) and on Form S-3 (Nos. 2-78568, 2-78713 and 33-82754) of
Alcan Aluminium Limited of our Report dated 13 February 1997 appearing on page 37 of the 1996 Annual Report to Shareholders. Our Report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.

Montreal, Canada
27 March 1997
                                            By:  /s/  PRICE WATERHOUSE
                                                 ---------------------
                                                 PRICE WATERHOUSE




               COMMENTS FOR U.S. READERS BY INDEPENDENT AUDITORS
                       ON CANADA-U.S. REPORTING CONFLICT


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of a company's financial statements such as the changes described in note 3 of the financial statements. Our report to the Shareholders dated 13 February 1997 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.


Montreal, Canada
27 March 1997
                                            By: /s/  PRICE WATERHOUSE
                                                ------------------------
                                                PRICE WATERHOUSE

EXHIBIT NO. 21.:  SUBSIDIARIES, RELATED COMPANIES, ETC.

With the exception of a number of subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary, the subsidiaries of Alcan, as of 1 March 1997, are listed below. All subsidiaries and joint ventures named below are consolidated in the financial statements incorporated by reference in this report. The list also includes several related companies for which Alcan reports its interest in the net income or loss of such companies. Alcan is the direct owner of the stock of each subsidiary or related company, except where the name is indented. Indentation signifies that the principal ownership by Alcan is through the company under which the indentation is made; where there is additional ownership through another company also listed below, that additional ownership is described in the end-note on page 41.

                                                                                                               % OF VOTING
                                                                                                               SHARES HELD BY
                                                                                       ORGANIZED UNDER         IMMEDIATE
                 SUBSIDIARY, RELATED COMPANY, ETC.                                     THE LAWS OF             OWNER
                 ----------- ------- -------- ----                                     --- ---- --             -----
                 Alcan Adminco Inc.    . . . . . . . . . . . . . . . . . . . . . . .   Canada                  100
                 Alcan Aluminio (America Latina) Inc.    . . . . . . . . . . . . . .   Canada                  100
                 Alcan Aluminum Corporation    . . . . . . . . . . . . . . . . . . .   Ohio                    100
                       Alcan Automotive Castings, Inc.   . . . . . . . . . . . . . .   Ohio                    100
                           Altek Automotive Castings Partnership   . . . . . . . . .   Delaware                 50
                       Alcan Cable (Mexico), Inc.  . . . . . . . . . . . . . . . . .   Georgia                 100
                       Alcan Management Services U.S.A. Inc.     . . . . . . . . . .   Ohio                    100
                       Erieview Cartage, Inc.  . . . . . . . . . . . . . . . . . . .   Ohio                    100
                       Logan Aluminum, Inc.    . . . . . . . . . . . . . . . . . . .   Delaware                 40
                 Alcan Empreendimentos Ltda.   . . . . . . . . . . . . . . . . . . .   Brazil                  100
                       Alcan Aluminio do Brasil S.A.     . . . . . . . . . . . . . .   Brazil                  100
                           Alcan Aluminio Pocos de Caldas S.A.   . . . . . . . . . .   Brazil                  100
                           Consorcio  Aluminio do Maranheo-ALUMAR  . . . . . . . . .   Brazil                   10
                           Petrocoque S.A.- Industria e Comercio . . . . . . . . . .   Brazil                   25
                       Mineraceo Rio do Norte S.A.     . . . . . . . . . . . . . . .   Brazil                   12.5
                 Alcan Europe Limited    . . . . . . . . . . . . . . . . . . . . . .   England                 100
                 Alcan Finances (Barbados) Ltd.    . . . . . . . . . . . . . . . . .   Barbados                100
                 Alcan Finances (Bda) Ltd.   . . . . . . . . . . . . . . . . . . . .   Bermuda                 100
                       Alcan Aluminio del Uruguay S.A.     . . . . . . . . . . . . .   Uruguay                  89.9
                       Alcan Asia Limited    . . . . . . . . . . . . . . . . . . . .   Hong Kong               100
                       Alcan (Bermuda) Limited   . . . . . . . . . . . . . . . . . .   Bermuda                 100
                           Alcan Shipping (Bermuda) Limited  . . . . . . . . . . . .   Bermuda                 100
                       Alcan Limerick Limited    . . . . . . . . . . . . . . . . . .   Ireland                 100
                       Alcan Nikkei Asia Holdings Ltd.   . . . . . . . . . . . . . .   Bermuda                  60   (11)
                           Alcom Nikkei Specialty Coatings Sdn. Bhd. . . . . . . . .   Malaysia                 50   (12)
                           Aluminium Company of Malaysia Berhad  . . . . . . . . . .   Malaysia                 59.2
                           Aluminium Development Company (Thailand) Limited  . . . .   Thailand                 16   (15)
                           Nikkei Holdings Pte. Limited  . . . . . . . . . . . . . .   Singapore               100
                           Nikkei Siam Aluminium Company Limited . . . . . . . . . .   Thailand                 33   (13)
                           Nikkei Thai Aluminium Company Limited . . . . . . . . . .   Thailand                 75   (14)
                           Nonfemet International (China-Canada-Japan) Aluminium
                           Company Limited   . . . . . . . . . . . . . . . . . . . .   China                    45
                       Alcan Nikkei China Limited    . . . . . . . . . . . . . . . .   Hong Kong                49    (6)
                       Champlain Insurance Company Ltd.    . . . . . . . . . . . . .   Bermuda                 100
                       Frialco S.A.    . . . . . . . . . . . . . . . . . . . . . . .   Cayman Islands           20
                           Friguia   . . . . . . . . . . . . . . . . . . . . . . . .   Guinea                   51
                       Halco (Mining) Inc.     . . . . . . . . . . . . . . . . . . .   Delaware                 33
                           Compagnie des Bauxites de Guinee  . . . . . . . . . . . .   Delaware                 51


                                                                                                               % OF VOTING
                                                                                                               SHARES HELD BY
                                                                                       ORGANIZED UNDER         IMMEDIATE
                 SUBSIDIARY, RELATED COMPANY, ETC.                                     THE LAWS OF             OWNER
                 ----------- ------- -------- ----                                     --- ---- --             -----


                 Alcan Finances B.V.   . . . . . . . . . . . . . . . . . . . . . . .   Netherlands             100
                 Alcan Finances (Ireland) Limited    . . . . . . . . . . . . . . . .   Canada                  100
                       Alcan Aluminium AG .    . . . . . . . . . . . . . . . . . . .   Switzerland             100
                           Alcan Rorschach AG  . . . . . . . . . . . . . . . . . . .   Switzerland             100
                       Alcan Finances (Ireland) Company    . . . . . . . . . . . . .   Ireland                 100
                 Alcan Finances (U.K.) * . . . . . . . . . . . . . . . . . . . . . .   England                 100
                 Alcan France Holdings   . . . . . . . . . . . . . . . . . . . . . .   France                  100
                       Alcan France    . . . . . . . . . . . . . . . . . . . . . . .   France                   91.1  (7)
                           Evolutis S.A.   . . . . . . . . . . . . . . . . . . . . .   France                  100
                           Technal AB Sweden   . . . . . . . . . . . . . . . . . . .   Sweden                   99
                           Technal Aluminium Systems S.A.    . . . . . . . . . . . .   Switzerland             100
                           Technal Iberica S.A.    . . . . . . . . . . . . . . . . .   Spain                   100
                           Technal Portuguesa Systems de Aluminio Ltda.    . . . . .   Portugal                100
                           Technal Viking Limited  . . . . . . . . . . . . . . . . .   England                 100
                           Transports et Aluminium Industries S.A.R.L.   . . . . . .   France                  100
                 Alcan Iberica S.A.    . . . . . . . . . . . . . . . . . . . . . . .   Spain                   100
                 Alcan International Limited   . . . . . . . . . . . . . . . . . . .   Canada                  100
                 Alcan Ireland Limited   . . . . . . . . . . . . . . . . . . . . . .   Ireland                 100
                       Aughinish Alumina Limited     . . . . . . . . . . . . . . . .   Ireland                  40    (8)
                       Aughinish Estates Limited     . . . . . . . . . . . . . . . .   Ireland                  40    (8)
                       Aughinish Property (Nominees) Limited     . . . . . . . . . .   Ireland                  40    (8)
                 Alcan Luxembourg S.A. . . . . . . . . . . . . . . . . . . . . . . .   Luxembourg              100
                       Alcan Alluminio S.p.A.    . . . . . . . . . . . . . . . . . .   Italy                   100
                           Alcanital Services Srl    . . . . . . . . . . . . . . . .   Italy                   100
                           Artal S.p.A.    . . . . . . . . . . . . . . . . . . . . .   Italy                    49
                       Alcan Deutschland GmbH    . . . . . . . . . . . . . . . . . .   Germany                  98.6  (1)
                           Alcan Austria GmbH    . . . . . . . . . . . . . . . . . .   Austria                 100
                           Alcan Lamines France    . . . . . . . . . . . . . . . . .   France                   40    (2)
                           Aluminium Norf GmbH   . . . . . . . . . . . . . . . . . .   Germany                  50
                       BAA Holdings S.A.   . . . . . . . . . . . . . . . . . . . . .   Luxembourg              100
                           British Alcan Aluminium plc   . . . . . . . . . . . . . .   England                 100
                             Alcan Automotive Structures (UK) Ltd.     . . . . . . .   England                  50    (3)
                             Alcan BAP Limited   . . . . . . . . . . . . . . . . . .   England                 100
                             Alcan BAS Limited   . . . . . . . . . . . . . . . . . .   England                  50    (3)
                             Alcan Chemicals Europe Limited    . . . . . . . . . . .   England                 100
                             Alcan Chemicals Limited   . . . . . . . . . . . . . . .   England                 100
                             Alcan Colwick Holdings Limited    . . . . . . . . . . .   England                 100
                             Alcan Colwick Limited   . . . . . . . . . . . . . . . .   England                 100
                             Alcan Contracts Limited   . . . . . . . . . . . . . . .   England                  50    (3)
                             Alcan Enfield Alloys Limited    . . . . . . . . . . . .   England                  50
                             Alcan Farms Limited   . . . . . . . . . . . . . . . . .   England                 100
                             Alcan Metal Centres (Midlands) Limited    . . . . . . .   England                 100
                             Alcan Metal Centres Limited   . . . . . . . . . . . . .   Scotland                100
                             Alcan Shipping Services (UK) Limited    . . . . . . . .   England                 100
                             Alcan Speciality and Aerospace Limited    . . . . . . .   England                  50    (3)
                             Alcan St Helens Limited   . . . . . . . . . . . . . . .   England                 100
                             Alcan Stockists South Limited   . . . . . . . . . . . .   England                 100



                                                                                                               % OF VOTING
                                                                                                               SHARES HELD BY
                                                                                       ORGANIZED UNDER         IMMEDIATE
                 SUBSIDIARY, RELATED COMPANY, ETC.                                     THE LAWS OF             OWNER
                 ---------------------------------                                     ------------------      ----------------


                 Alcan Luxembourg S.A. (continued)
                                        ---------
                       BAA Holdings S.A. (continued)
                                          ---------
                           British Alcan Aluminium plc (continued)
                                                        ---------

                             Alcan Swinton Limited   . . . . . . . . . . . . . . . .   England                 100
                             Alcan Systems and Conservatories Limited    . . . . . .   England                 100
                             Alcan Systems Limited   . . . . . . . . . . . . . . . .   England                 100
                             Alcan Windows Limited   . . . . . . . . . . . . . . . .   England                  50    (3)
                             Alliance Aluminium Holdings Limited   . . . . . . . . .   England                 100
                             Aluminium Corporation Limited     . . . . . . . . . . .   England                 100
                             Aluminium Sulphate Limited    . . . . . . . . . . . . .   England                  50
                             Aluminium Supply (Aerospace) Limited    . . . . . . . .   England                 100
                             Aylesford (Packaging) Limited     . . . . . . . . . . .   England                 100
                             BA Chemicals Limited    . . . . . . . . . . . . . . . .   England                 100
                             BA Finance Limited    . . . . . . . . . . . . . . . . .   England                 100
                             BA Metals Limited     . . . . . . . . . . . . . . . . .   England                 100
                             Belfast Aluminium Limited   . . . . . . . . . . . . . .   Northern Ireland        100
                             British Alcan Conductor Limited   . . . . . . . . . . .   England                 100
                             British Alcan Consumer Products Limited   . . . . . . .   England                 100
                             British Alcan Extrusions Limited    . . . . . . . . . .   England                  50    (3)
                             British Alcan Highland Estates Limited    . . . . . . .   England                  66.7  (4)
                             British Alcan Primary and Recycling Limited   . . . . .   England                 100
                             British Alcan Rolled Products Limited   . . . . . . . .   England                 100
                             British Alcan Snappies Limited    . . . . . . . . . . .   England                 100
                             British Alcan Wire and Conductor Limited    . . . . . .   England                 100
                             Four County Windows Limited   . . . . . . . . . . . . .   England                 100
                             Gentrin Limited     . . . . . . . . . . . . . . . . . .   England                 100
                             Pearhouse Limited   . . . . . . . . . . . . . . . . . .   England                 100
                             Pentagon Radiator (Stafford) Limited    . . . . . . . .   England                 100
                             Propax Packaging Products Limited     . . . . . . . . .   England                 100
                             Saguenay Shipping (U.K.) Limited    . . . . . . . . . .   England                 100
                             TBAC Limited    . . . . . . . . . . . . . . . . . . . .   England                 100
                                Alcan Aluminium UK Limited   . . . . . . . . . . . .   England                  90    (5)
                                British Alcan Overseas Investments Limited   . . . .   England                 100
                                  Saratoga Resources N.V.    . . . . . . . . . . . .   Netherland Antilles      20
                                  Vigelands Metal Refinery A/S   . . . . . . . . . .   Norway                   50
                                Ghana Bauxite Company Limited    . . . . . . . . . .   Ghana                    45
                                Isleburn Limited   . . . . . . . . . . . . . . . . .   Scotland                 21.7
                                  MacKay & MacLeod Engineering Limited   . . . . . .   Scotland                100
                                Kinlochleven Road Transport Company Limited    . . .   Scotland                 25
                                The Lochaber Power Company   . . . . . . . . . . . .   Scotland                100
                                Venesta Foils Limited    . . . . . . . . . . . . . .   England                 100
                                Vigelands Brug A/S   . . . . . . . . . . . . . . . .   Norway                  100
                             Thames Alum Limited .   . . . . . . . . . . . . . . . .   England                 100
                             Ulster Aluminium Stockists Limited    . . . . . . . . .   Northern Ireland        100
                             Westbro Welding Wire Limited    . . . . . . . . . . . .   England                 100
                 Alcan Management Services Canada Limited    . . . . . . . . . . . .   Canada                  100
                 Alcan Nikkei Asia Company Ltd.  . . . . . . . . . . . . . . . . . .   Bermuda                  60   (11)
                 Alcan Nikkei Korea Limited    . . . . . . . . . . . . . . . . . . .   Hong Kong                49   (6)
                 Alcan Pacific Limited   . . . . . . . . . . . . . . . . . . . . . .   Canada                  100


                                                                                                               % OF VOTING
                                                                                                               SHARES HELD BY
                                                                                       ORGANIZED UNDER         IMMEDIATE
                 SUBSIDIARY, RELATED COMPANY, ETC.                                     THE LAWS OF             OWNER
                 ----------- ------- -------- ----                                     --- ---- --             -----


                 Alcan Palco S.A.  . . . . . . . . . . . . . . . . . . . . . . . . .   Spain                   100
                 Alcan Realty Limited    . . . . . . . . . . . . . . . . . . . . . .   Canada                  100
                 Alcan Shannon Company   . . . . . . . . . . . . . . . . . . . . . .   Ireland                 100
                 Alcan Shipping Services Limited   . . . . . . . . . . . . . . . . .   Canada                  100
                 Alcan Smelters and Chemicals Limited    . . . . . . . . . . . . . .   Canada                  100
                 Alcan Sprostons Limited   . . . . . . . . . . . . . . . . . . . . .   Jamaica                 100
                 Alpac Aluminium Inc.    . . . . . . . . . . . . . . . . . . . . . .   Canada                   50   (9)
                 Aluminio de Venezuela, C.A.   . . . . . . . . . . . . . . . . . . .   Venezuela                49
                 Aluminum Company of Canada, Limited   . . . . . . . . . . . . . . .   Canada                  100
                 Handy Chemicals Limited   . . . . . . . . . . . . . . . . . . . . .   Quebec                  100
                 Indian Aluminium Company, Limited   . . . . . . . . . . . . . . . .   India                    34.6
                 Jamalcan (unincorporated)   . . . . . . . . . . . . . . . . . . . .   Jamaica                  93
                 Nippon Light Metal Company, Ltd.    . . . . . . . . . . . . . . . .   Japan                    37.2 (10)(16)
                 N.V. Alcan Aluminium Products Benelux S.A.    . . . . . . . . . . .   Belgium                 100
                 Societe des Alumines et Bauxites de Provence    . . . . . . . . . .   France                  100
                 The Roberval and Saguenay Railway Company   . . . . . . . . . . . .   Quebec                  100
                 3088405 Canada Inc. . . . . . . . . . . . . . . . . . . . . . . . .   Canada                  100
                       Alcan South Pacific Pty. Ltd.     . . . . . . . . . . . . . .   Australia               100
                           Alcan Queensland Smelter Pty. Ltd.    . . . . . . . . . .   Australia               100
                           Queensland Alumina Limited  . . . . . . . . . . . . . . .   Australia                21.4
                           Queensland Alumina Security Corporation   . . . . . . . .   Delaware                 20
                           Wenlock Bauxite Pty. Limited  . . . . . . . . . . . . . .   Australia               100
                 Unique Mobility, Inc.   . . . . . . . . . . . . . . . . . . . . . .   Colorado                 14.2

*   A company with unlimited liability

                 NOTE                      ADDITIONAL OWNERSHIP THROUGH                                        % OF VOTING
                 ----                      ---------- --------- -------
                                                                                                               SHARES HELD
                                                                                                               ------ ----

                 (1)                       Alcan Aluminium AG                                                    1.4

                 (2)                       British Alcan Aluminium plc                                          30
                                           Alcan Alluminio S.p.A.                                               30

                 (3)                       TBAC Limited                                                         50

                 (4)                       TBAC Limited                                                         33.3

                 (5)                       British Alcan Aluminium plc                                          10

                 (6)                       Nippon Light Metal Company, Ltd.                                     51

                 (7)                       Alcan Aluminium Limited                                               8.9

                 (8)                       Alcan Shannon Company                                                25
                                           Alcan Limerick Limited                                               35

                 (9)                       Nippon Light Metal Company, Ltd.                                     50

                 (10)                      Alcan  Adminco Inc.                                                   1.6
                                           Alcan Nikkei Asia Holdings Ltd.                                       8.5 *
                                           Alcan Pacific Limited                                                 0.2

                 (11)                      Nippon Light Metal Company, Ltd.                                     40

                 (12)                      Aluminium Company of Malaysia Berhad                                 50

                 (13)                      Nikkei Holdings Pte. Limited                                         37

                 (14)                      Nikkei Holdings Pte. Limited                                          2.6

                 (15)                      Nikkei Thai Aluminium Company Limited                                84

(16) Nippon Light Metal Company, Ltd., Japan's largest aluminum company, has its principal operations in Japan and has subsidiaries and related companies in many countries including Brazil, Canada, China, Indonesia, Malaysia and Thailand.

          * The effective ownership of Alcan, via Alcan Nikkei Asia Holdings Ltd., is 6.6%.

                                EXHIBIT INDEX


Item No.                         Description
--------                         -----------


         (3)     Articles of Incorporation and By-laws:

                 3.1 Certificate of Amalgamation dated 1 January 1995, Certificate of Amendment dated 8 May 1995. (Filed herewith.)

                 3.2      By-law No. 1A. (Incorporated by reference to exhibit
                          3.5 to the Annual Report on Form 10-K of the Company for 1987.)


         (4)      Instruments defining the rights of security holders:

                 4.1 No long-term debt instrument is required to be filed herewith, and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

                 4.2     Form of certificate for the Registrant's
                         Common Shares. (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)

                 4.3 Shareholder Rights Agreement as amended and restated on 24 April 1995 between Alcan Aluminium Limited and The R-M Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Company's Report on Form 8-K filed on 5 May 1995.)

       (10)     Material Contracts

                 10.1    Alcan Pension Plan (Canada), restated
                         version, as of October 1990. (Incorporated by reference to exhibit 10.1 to the Annual
                         Report on Form 10-K of the Company for 1990.)

                 10.1.1  Amendments dated 1 January 1992.
                         (Incorporated by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of the Company for 1991.)

                 10.1.2 Amendments dated 1 January 1990, Schedule 93-2. (Incorporated by reference to exhibit
                         10.1.2. to the Annual Report on Form 10-K of the Company for 1994.)

                 10.1.3 Amendments dated 1 January 1994, Schedule 93-3 and Schedule 93-4. (Incorporated by reference to exhibit 10.1.3. to the Annual Report on Form 10-K of the Company for 1994.)

                 10.1.4  Amendments dated 31 December 1994, for
                         Schedule 95-1, 1 January 1996 for Schedule
                         95-2, 1 January 1992 for Schedule 95-3 and
                         1 January 1995 for Schedule 95-4.
                         (Incorporated by reference to exhibit 10.1.4 to the Annual Report on Form 10-K of the Company for 1995.)

                 10.1.5 Amendments dated 1 July 1996 for Schedule 96-1, 1 November 1996 for Schedule 96-2,
                         1 January 1992 for paragraphs 1, 2 and 3 of
                         Schedule 96-3 and 1 January 1996 for
                         paragraph 4 of Schedule 96-3.
                         (Filed herewith.)

                 10.2    Alcan Executive Share Option Plan.
                         (Incorporated by reference to the section titled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33- 61790.)

                 10.3    Alcan Aluminium Limited Executive
                         Performance Award Plan revised as of
                         October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)

                 10.4    Alcan Aluminium Limited Financial
                         Counselling Plan. (Incorporated by reference to the exhibit of that name filed with the Annual Report on Form 10-K of the Company for 1981.)

                                EXHIBIT INDEX



Item No.                         Description
--------                         -----------






                    10.5 Alcan Aluminium Limited Executive Automobile Programme revised as of 1 January 1992. (Incorporated by reference to exhibit 10.5 to the Annual Report on Form 10-K of the Company for 1991.)

                    10.6 Alcan Aluminium Limited Flexible Perquisites Program. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the company for 1995.)

                    10.7 Form of Supplemental Retirement Benefits Agreement. (Incorporated by reference to exhibit 10.6 filed with the Annual Report of the Company on Form 10-K for 1983.)

                    10.8 Alcan Supplemental Retirement Benefit Plan (Canada), February 1992 edition. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 1991.)

                    10.8.1 Amendments dated 1 January 1994, Schedule 93-1. (Incorporated by reference to exhibit 10.7.1 to the Annual Report on Form 10-K of the Company for 1994.)

                    10.8.2 Amendments dated 23 September 1993. (Incorporated by reference to exhibit 10.8.2 to the Annual Report on Form 10-K of the Company for 1994.)

                    10.9 Indemnity Agreement with Jacques Bougie. Substantially similar agreements have been entered into with all current Directors of Alcan Aluminium Limited. (Incorporated by reference to exhibit 10.9 to the Annual Report on Form 10-K of the Company for 1995.)

                   10.10 Alcan Aluminium Limited Retirement Compensation Plan for Non-Executive Directors dated 27 April 1995. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for
                            1995.)

                   10.10.1  Amendment dated 1 January 1997. (Filed herewith.)

                   10.11 Alcan Aluminium Limited Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Filed herewith.)

     (13)        Annual Report. (Filed herewith.)

     (21) Subsidiaries and related companies of the Company are listed on pages 37 to 41.

     (23)        Consent of Independent Accountants is on page 36.

     (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)