Form 10-Q
period 1997-03-31
ALCAN ALUMINIUM LTD /NEW
filed 1997-05-13
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission file number 1-3677

                            ALCAN ALUMINIUM LIMITED
             (Exact name of registrant as specified in its charter)

                    CANADA                                         Inapplicable
       (State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
        Incorporation or Organization)

         1188 SHERBROOKE STREET WEST, MONTREAL, QUEBEC, CANADA H3A 3G2
            (Address of Principal Executive Offices and Postal Code)

                                 (514) 848-8000
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ], No [ ]

At March 31, 1997, the registrant had 226,935,076 shares of common stock (without nominal or par value) outstanding.

================================================================================

PART I -- FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. Dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word 'Company' refers to Alcan Aluminium Limited and, where applicable, one or more consolidated subsidiaries.

Item 1.  Financial Statements

                            ALCAN ALUMINIUM LIMITED

                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                               Three months ended
                                                                                    March 31
                                                                              --------------------
                                                                               1997          1996
                                                                              ------        ------
                                                                              (in millions of US$,
                                                                                except per share
                                                                                    amounts)
REVENUES
  Sales and operating revenues...........................................     $1,870        $1,999
  Other income...........................................................         28            16
                                                                              ------        ------
                                                                               1,898         2,015
                                                                              ------        ------
COSTS AND EXPENSES
  Cost of sales and operating expenses...................................      1,450         1,528
  Depreciation...........................................................        107           110
  Selling, administrative and general expenses...........................        103           108
  Research and development expenses......................................         16            18
  Interest...............................................................         25            36
  Other expenses.........................................................         10            27
                                                                              ------        ------
                                                                               1,711         1,827
                                                                              ------        ------
Income before income taxes and other items                                       187           188
Income taxes (note 2)                                                             45            69
                                                                              ------        ------
Income before other items................................................        142           119
Equity income............................................................          3             6
Minority interests.......................................................         (2)           --
                                                                              ------        ------
NET INCOME...............................................................     $  143        $  125
Dividends on preference shares...........................................          3             5
                                                                              ------        ------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS...........................     $  140        $  120
                                                                              ======        ======
NET INCOME PER COMMON SHARE (NOTE 3).....................................     $ 0.62        $ 0.53
                                                                              ======        ======
DIVIDENDS PER COMMON SHARE...............................................     $ 0.15        $ 0.15
                                                                              ======        ======

                            ALCAN ALUMINIUM LIMITED

              INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                  (unaudited)

                                                                               Three months ended
                                                                                    March 31
                                                                              --------------------
                                                                               1997          1996
                                                                              ------        ------
                                                                              (in millions of US$)
RETAINED EARNINGS -- BEGINNING OF PERIOD.................................     $3,217        $2,959
Net income...............................................................        143           125
Dividends -- Common......................................................         34            34
          -- Preference..................................................          3             5
                                                                              ------        ------
RETAINED EARNINGS -- END OF PERIOD.......................................     $3,323        $3,045
                                                                              ======        ======

                            ALCAN ALUMINIUM LIMITED

                       INTERIM CONSOLIDATED BALANCE SHEET
                              (unaudited for 1997)

                                                                               MARCH 31   December 31
                                                                                 1997        1996
                                                                               --------   -----------
                                                                                (in millions of US$,
                                                                                 except per common
                                                                                   share amounts)
                                               ASSETS
CURRENT ASSETS
  Cash and time deposits.....................................................  $   540      $   546
  Receivables................................................................    1,399        1,262
  Inventories -- Aluminum....................................................      744          736
             -- Raw Materials................................................      306          325
             -- Other supplies...............................................      243          244
                                                                               -------    ---------
                                                                                 1,293        1,305
                                                                               -------    ---------
                                                                                 3,232        3,113
                                                                               -------    ---------
Deferred charges and other assets............................................      303          314
Investments..................................................................      402          428
Property, plant and equipment
  Cost.......................................................................   11,404       11,517
  Accumulated depreciation...................................................    6,040        6,047
                                                                               -------    ---------
                                                                                 5,364        5,470
                                                                               -------    ---------
TOTAL ASSETS.................................................................  $ 9,301      $ 9,325
                                                                               =======    =========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payables...................................................................  $ 1,020      $ 1,008
  Short-term borrowings......................................................      188          178
  Income and other taxes.....................................................       74           98
  Debt maturing within one year..............................................       19           19
                                                                               -------    ---------
                                                                                 1,301        1,303
                                                                               -------    ---------
                                                                                 1,301        1,303
                                                                               -------    ---------
Debt not maturing within one year............................................    1,298        1,319
Deferred credits and other liabilities.......................................      758          770
Deferred income taxes........................................................      982          996
Minority Interests...........................................................       71           73
SHAREHOLDERS' EQUITY
  Redeemable non-retractable preference shares...............................      203          203
  Common shareholders' equity
     Common shares...........................................................    1,242        1,235
     Retained earnings.......................................................    3,323        3,217
     Deferred translation adjustments........................................      123          209
                                                                               -------    ---------
                                                                                 4,688        4,661
                                                                               -------    ---------
Total shareholders' equity...................................................    4,891        4,864
                                                                               -------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $ 9,301      $ 9,325
                                                                               =======    =========
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE.................................  $ 20.66      $ 20.57
                                                                               =======    =========
RATIO OF TOTAL BORROWINGS TO EQUITY..........................................    23:77        23:77
                                                                               =======    =========

                            ALCAN ALUMINIUM LIMITED

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                               Three months ended
                                                                                    March 31
                                                                               ------------------
                                                                               1997         1996
                                                                               -----        -----
                                                                                (in millions of
                                                                                      US$)
OPERATING ACTIVITIES
  Net income..............................................................     $ 143        $ 125
  Adjustments to determine cash from operating activities:
     Depreciation.........................................................       107          110
     Deferred income taxes................................................        (2)           1
     Equity income -- net of dividends....................................        (3)          (3)
     Change in operating working capital..................................      (191)        (131)
     Change in deferred charges, other assets,
       deferred credits and other liabilities -- net......................         5          (11)
     Gain on sales of businesses -- net...................................       (10)          (1)
     Other -- net.........................................................         9          (16)
                                                                               -----        -----
CASH FROM OPERATING ACTIVITIES............................................        58           74
FINANCING ACTIVITIES
  New debt................................................................        24            6
  Debt repayments.........................................................        (5)        (237)
                                                                               -----        -----
                                                                                  19         (231)
  Short-term borrowings -- net............................................        25           67
  Common shares issued....................................................         7            3
  Dividends -- Alcan shareholders (including preference)..................       (37)         (39)
                                                                               -----        -----
CASH FROM (USED FOR) FINANCING ACTIVITIES.................................        14         (200)
INVESTMENT ACTIVITIES
  Property, plant and equipment...........................................      (108)         (65)
  Net proceeds from disposal of businesses and other assets...............        42          339
                                                                               -----        -----
CASH FROM (USED FOR) INVESTMENT ACTIVITIES................................       (66)         274
Effect of exchange rate changes on cash and time deposits.................        (1)          (1)
                                                                               -----        -----
INCREASE IN CASH AND TIME DEPOSITS........................................         5          147
Cash of companies deconsolidated..........................................       (11)          --
Cash and time deposits -- beginning of period.............................       546           66
                                                                               -----        -----
Cash and time deposits -- end of period...................................     $ 540        $ 213
                                                                               =====        =====

                            ALCAN ALUMINIUM LIMITED

                         INFORMATION BY PRODUCT SECTOR
                                  (unaudited)

                                                              Three months ended March 31
                                                 -----------------------------------------------------
                                                    SALES AND OPERATING REVENUES
                                                 -----------------------------------
                                                                                           OPERATING
                                                  Intersector        Third parties          INCOME
                                                 -------------     -----------------     -------------
                                                 1997     1996      1997       1996      1997     1996
                                                 ----     ----     ------     ------     ----     ----
                                                                 (in millions of US$)
Raw materials and chemicals..................    $113     $119     $  120     $  143     $  8     $ 30
Primary metal................................     391      511        373        366      166      163
Fabricated products..........................      --       --      1,372      1,487       65       41
Intersector and other items..................    (504)    (630)         5          3        5       16
                                                 ----     ----     ------     ------     ----     ----
                                                 $ --     $ --     $1,870     $1,999     $244     $250
                                                 ====     ====     ======     ======     ====     ====
Reconciliation to net income
  Equity income..............................                                               3        6
  Corporate offices..........................                                             (34)     (26)
  Interest...................................                                             (25)     (36)
  Income taxes...............................                                             (45)     (69)
                                                                                         ----     ----
  NET INCOME.................................                                            $143     $125
                                                                                         ====     ====

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for deferred income taxes and foreign currency translation.

                                                                        First Quarter
                                                         -------------------------------------------
                                                                1997                    1996
                                                         -------------------     -------------------
                                                            AS         U.S.         As         U.S.
                                                         REPORTED      GAAP      Reported      GAAP
                                                         --------     ------     --------     ------
                                                            (in millions of US$, except per share
                                                         amounts)
    Net income.........................................   $  143      $  142      $  125      $  120
                                                          ------      ------      ------      ------
    Net income attributable to common shareholders.....   $  140      $  139      $  120      $  115
                                                          ------      ------      ------      ------
    Net income per common share........................   $ 0.62      $ 0.61      $ 0.53      $ 0.51
                                                          ------      ------      ------      ------
    Deferred income taxes -- March 31..................   $  982      $  736      $  970      $  750
                                                          ------      ------      ------      ------
    Retained earnings -- March 31......................   $3,323      $3,625      $3,045      $3,333
                                                          ------      ------      ------      ------
    Deferred translation adjustments -- March 31.......   $  123      $   60      $  256      $  176
                                                          ======      ======      ======      ======

2.   INCOME TAXES

                                                                                         First
                                                                                        Quarter
                                                                                      -----------
                                                                                      1997    1996
                                                                                      ---     ---
    Current.......................................................................    $47     $68
    Deferred......................................................................     (2)      1
                                                                                      ---     ---
                                                                                      $45     $69
                                                                                      ===     ===

     The composite of the applicable statutory corporate income tax rates in Canada is 40.2%.

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is attributable to prior years' tax adjustments and investment and other allowances.

     In 1996, the difference is attributable to investment and other allowances and foreign tax rate differences partially offset by exchange.

3.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (first quarter 1997: 226.8 million; 1996:
     226.0 million). As at March 31, 1997, there were 226,935,077 common shares outstanding.

4.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                                                                         First
                                                                                        Quarter
                                                                                      -----------
                                                                                      1997    1996
                                                                                      ---     ---
    Interest paid.................................................................    $28     $42
    Income taxes paid.............................................................    $60     $73
                                                                                      ---     ---

SUMMARIZED FINANCIAL INFORMATION

     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                                                              First Quarter
                                                                         ------------------------
                                                                           1997          1996
                                                                         --------     -----------
RESULTS OF OPERATIONS
Revenues.............................................................      $865          $ 822
Cost and expenses....................................................       840            780
                                                                           ----          -----
Income before incomes taxes..........................................        25             42
Income taxes.........................................................        10             16
                                                                           ----          -----
Net income...........................................................      $ 15          $  26
                                                                           ====          =====

                                                                         MARCH 31     December 31
                                                                           1997          1996
                                                                         --------     -----------
FINANCIAL POSITION
Current assets.......................................................      $714          $ 868
Current liabilities..................................................       394            578
                                                                           -----         -----
Working capital......................................................       320            290
Property, plant and equipment -- net.................................       755            756
Other liabilities -- net.............................................      (200)          (186)
                                                                           -----         -----
                                                                            875            860
Debt not maturing within one year....................................       105            105
                                                                           -----         -----
Net assets...........................................................      $770          $ 755
                                                                           -----         -----

     In the above figures, inventories have been valued principally by the last-in, first-out (LIFO) method. In the Company's consolidated financial statements, the average cost method is used.

     In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                                         First quarter       Fourth
                                                                       -----------------     quarter
                                                                        1997       1996       1996
                                                                       ------     ------     -------
                                                                         (US$ millions, except per
                                                                              share amounts)
Highlights
Sales and operating revenues.......................................    $1,870     $1,999     $1,800
Net income.........................................................       143        125         72
Net income per common share........................................      0.62       0.53       0.31

     Alcan reported consolidated net income of US$143 million for the quarter ended March 31, 1997, compared to $125 million for the year earlier quarter and $72 million for the fourth quarter of 1996. After preference share dividends, net income per common share for the quarter is 62 cents compared to 53 cents a year earlier and 31 cents in the prior quarter.

     Results for the first quarter of 1997 include after-tax gains of $36 million or 16 cents per share. These comprise a gain on the sale of downstream businesses in South America of $10 million and a favourable income tax adjustment in Canada related to prior years of $26 million.

                                                                         First quarter       Fourth
                                                                       -----------------     quarter
                                                                        1997       1996       1996
                                                                       ------     ------     -------
                                                                           (thousands of tonnes)
Volumes
Shipments
  Ingot products*..................................................       212        194        201
  Fabricated products..............................................       411        384        380
Fabrication of customer-owned metal................................        67         56         62
                                                                       ------     ------     ------
Total volume.......................................................       690        634        643
                                                                       ======     ======     ======
Ingot product realizations (US$ per tonne).........................     1,696      1,749      1,566
Fabricated product realizations (US$ per tonne)....................     2,969      3,472      3,101

     --------------------

     *includes primary and secondary ingot and scrap

     Sales and operating revenues for the first quarter of 1997 were 4% higher than in the fourth quarter of 1996 but some 6% below the comparable period of 1996. Higher volumes compared to the year-ago quarter were offset by lower price realizations. Total fabricated product volumes, which include products fabricated from customer-owned metal, were 478 thousand tonnes (kt) in the current quarter, some 8% higher than both the most recent quarter and the first quarter of 1996.

     The lower average price realization for shipments of fabricated products compared to the year-ago first quarter reflects a change in mix caused by business disposals, weaker prices and currency movements. The lower average price realization compared to the fourth quarter of 1996 is due to changes in sales mix and the weaker continental European currencies against the US dollar.

     Despite higher volumes, cost of sales and operating expenses in the first quarter of 1997 were lower than in the comparable period of 1996 reflecting changes in sales mix, due principally to business disposals, and currency movements.

     Selling, administrative and general expenses declined by $5 million from the year-ago quarter, largely due to the disposal of certain businesses.

     The effective tax rate was 24% for the first quarter of 1997 due to the favourable tax adjustment in Canada. Adjusting for this item the effective rate was 38%; the difference between this rate and the Company's composite statutory rate in Canada of 40.2% is attributable principally to investment and other allowances and tax exempt items.

PRODUCT SECTOR REVIEW

     Alcan reports selected information by major product sector, viewed on a stand-alone basis. Transactions between product sectors are conducted on an arm's length basis and reflect market-related prices. Thus, profit on all alumina produced by the Company, whether sold to third parties or used in the Company's smelters, is included in the raw materials and chemicals sector. Similarly, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from fabricated product businesses represents only the fabricating profit on rolled products and downstream businesses.

                                                                                First
                                                                               quarter       Fourth
                                                                             -----------     quarter
                                                                             1997    1996     1996
                                                                             ----    ----    -------
                                                                             (US$ millions)
Operating income
  Raw materials and chemicals............................................      8      30         7
  Primary metal..........................................................    166     163       104
  Fabricated products....................................................     65      41         3
  Intersector and other items............................................      5      16        55
                                                                             ---     ---       ---
                                                                             244     250       169
Equity income (Loss).....................................................      3       6       (10)
Corporate offices........................................................    (34)    (26)      (35)
Interest.................................................................    (25)    (36)      (26)
Income taxes.............................................................    (45)    (69)      (26)
                                                                             ---     ---       ---
Net income...............................................................    143     125        72
                                                                             ===     ===       ===

     Operating profits from raw material and chemical operations were little changed from the fourth quarter but were down from the year-ago first quarter, due mainly to lower contract prices for alumina. Improved results from primary operations over the fourth quarter of 1996 reflect stronger market prices for ingot.

     The improvement in results from fabricated product businesses is due to higher volumes with a corresponding recovery in profit margins over the fourth quarter of 1996. The fourth quarter of 1996 also included rationalization expenses of $13 million, before tax, in Europe.

     "Intersector and other items" primarily reflects the deferral or realization of profits on intersector sales of metal. Realizations of such deferred profits were substantial in 1996 due to falling ingot prices at that time. In the first quarter of 1997 profits on intersector sales were deferred as ingot prices increased, but this was offset by the gain on disposal of businesses and interest earned on surplus cash.

     Alcan recorded a profit from equity-accounted companies of $3 million for the first quarter. The loss for the fourth quarter of 1996 was due to restructuring charges of $12 million at Alcan's 45.6%-owned affiliate in Japan, Nippon Light Metal Company, Ltd. (NLM).

     The increase in cost of Corporate Offices, compared to a year ago, results from the cost of a major project to re-engineer the finance function with transaction processing concentrated on shared service centres. The benefits of this will be felt throughout the organization.

     A favourable tax adjustment of $26 million in Canada, arising out of settlement of a dispute relating to prior years, is included in the tax charge for the first quarter of 1997.

GEOGRAPHIC REVIEW

                                                                           First quarter     Fourth
                                                                           -------------     quarter
                                                                           1997     1996      1996
                                                                           ----     ----     -------
                                                                                (US$ millions)
NET INCOME (LOSS)
  Canada.................................................................  $ 85     $ 51       $28
  United States..........................................................    26       21        14
  South America..........................................................    14        6         6
  Europe.................................................................    12       13         4
  Asia and Pacific.......................................................    13       14        (8)
  Other (including eliminations).........................................    (7)      20        28
                                                                           ----     ----       ---
NET INCOME...............................................................  $143     $125       $72
                                                                           ====     ====       ===

     In Canada, operating net income improved from the fourth quarter due to higher metal prices; also included is the favourable income tax adjustment referred to above.

     In the United States, net income from operations improved from the previous quarter principally due to higher ingot and fabricated product realizations.

     Operating results in South America were little changed but the net income includes a $10 million gain on the sale of non-strategic businesses.

     Despite continued weak business conditions in continental Europe, results improved reflecting higher rolled products shipments.

     Results in the Asia and Pacific region for the quarter improved as the fourth quarter of 1996 included restructuring charges at NLM.

     The loss from "Other" in the quarter arises principally from the deferral of unrealized profits on inter-regional sales of ingot. In the first and fourth quarters of 1996 this was favourable as previously deferred profits were recognized.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash generated from operating activities during the first quarter of 1997 was $58 million, down from $74 million in the comparable period of 1996 primarily due to a higher investment in operating working capital, due principally to higher sales volumes.

FINANCING ACTIVITIES

     Cash from financing activities in the first quarter of 1997 was $14 million compared to an outflow in the first quarter of 1996 of $200 million. In the 1996 first quarter, the Company prepaid $232 million of debentures incurring an after-tax charge of $12 million. At March 31,1997 the debt:equity ratio was 23:77 compared to 27:73 a year earlier and unchanged from the December 1996 level. Adjusted for surplus cash, the ratio for the last two quarters improves to 17:83. Total debt at March 31, 1997, was $1,505 million versus $1,811 million at the same date last year.

     At the end of the first quarter of 1997, Alcan had cash and time deposits of $540 million.

INVESTMENT ACTIVITIES

     Capital expenditures during the first quarter of 1997 were $108 million, compared to $65 million a year earlier.

     Through the first three months of 1997, net proceeds from disposals of businesses and other assets were $42 million, compared to $339 million a year earlier, most of which was generated by the sale of downstream businesses in the United Kingdom.

KEMANO COMPLETION PROJECT ("KCP")

     On April 14, Alcan served a writ of summons and statement of claim on the Government of British Columbia in a lawsuit seeking compensation for the Company's loss on the project. KCP was rejected by the province more than two years ago, after Alcan had invested CAN$535 million (approximately $460 million) in the project. The action reflects Alcan's conviction that the latest negotiation process was incapable of leading to an equitable resolution of the issues. Alcan's investment in KCP was written down in the third quarter of 1995 by an extraordinary after-tax charge to income of $280 million.

PART II -- OTHER INFORMATION

ITEMS 1. THROUGH 5.

The registrant has nothing to report under these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Not applicable.

(b)   Reports on Form 8-K

      None were filed in the quarter ended 31 March 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED

Dated: 13 May 1997                       By: /s/  Suresh Thadhani
                                            ----------------------------------
                                            Suresh Thadhani
                                            Vice President and Chief Financial
                                               Officer
                                            (Principal Financial Officer
                                            and a Duly Authorized Officer)