Form 10-Q
period 1997-06-30
ALCAN ALUMINIUM LTD /NEW
filed 1997-08-14
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission file number 1-3677

                            ALCAN ALUMINIUM LIMITED
            (Exact name of registration as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 1997, the registrant had 227,042,376 shares of common stock (without nominal or par value) outstanding.

================================================================================

PART I -- FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. Dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Aluminium Limited and, where applicable, one or more consolidated subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

                            ALCAN ALUMINIUM LIMITED

                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                   Periods ended June 30
                                                       ----------------------------------------------
                                                          Second quarter              Six months
                                                       --------------------      --------------------
                                                        1997          1996        1997          1996
                                                       ------        ------      ------        ------
                                                       (in millions of US$, except per share amounts)
REVENUES
  Sales and operating revenues....................     $2,011        $1,956      $3,881        $3,955
  Other income....................................         19            16          47            32
                                                       ------        ------      ------        ------
                                                        2,030         1,972       3,928         3,987
                                                       ------        ------      ------        ------
COSTS AND EXPENSES
  Cost of sales and operating expenses............      1,552         1,501       3,002         3,029
  Depreciation....................................        110           108         217           218
  Selling, administrative and general expenses....        115           103         218           211
  Research and development expenses...............         18            17          34            35
  Interest........................................         26            32          51            68
  Other expenses..................................         19            20          29            47
                                                       ------        ------      ------        ------
                                                        1,840         1,781       3,551         3,608
                                                       ------        ------      ------        ------
Income before income taxes and other items........        190           191         377           379
Income taxes (note 2).............................         72            74         117           143
                                                       ------        ------      ------        ------
Income before other items.........................        118           117         260           236
Equity income (loss)..............................         (1)           (5)          2             1
Minority interests................................         (1)           --          (3)           --
                                                       ------        ------      ------        ------
NET INCOME........................................     $  116        $  112      $  259        $  237
Dividends on preference shares....................          2             5           5            10
                                                       ------        ------      ------        ------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS....     $  114        $  107      $  254        $  227
                                                       ======        ======      ======        ======
NET INCOME PER COMMON SHARE (NOTE 3)..............     $ 0.50        $ 0.47      $ 1.12        $ 1.00
                                                       ======        ======      ======        ======
DIVIDENDS PER COMMON SHARE........................     $ 0.15        $ 0.15      $ 0.30        $ 0.30
                                                       ======        ======      ======        ======

                            ALCAN ALUMINIUM LIMITED

                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                                Six months ended
                                                                                    June 30
                                                                              --------------------
                                                                               1997          1996
                                                                              ------        ------
                                                                              (in millions of US$)
RETAINED EARNINGS -- BEGINNING OF PERIOD.................................     $3,217        $2,959
Net income...............................................................        259           237
Dividends -- Common......................................................         68            68
          -- Preference..................................................          5            10
                                                                              ------        ------
RETAINED EARNINGS -- END OF PERIOD.......................................     $3,403        $3,118
                                                                              ======        ======

                            ALCAN ALUMINIUM LIMITED

                       INTERIM CONSOLIDATED BALANCE SHEET
                              (unaudited for 1997)

                                                                               JUNE 30   December 31
                                                                                1997        1996
                                                                               -------   -----------
                                                                               (in millions of US$)
                                               ASSETS
CURRENT ASSETS
  Cash and time deposits.....................................................  $   581     $   546
  Receivables................................................................    1,442       1,262
  Inventories -- Aluminum....................................................      780         736
              -- Raw materials...............................................      328         325
              -- Other supplies..............................................      246         244
                                                                               -------     -------
                                                                                 1,354       1,305
                                                                               -------     -------
Total current assets.........................................................    3,377       3,113
                                                                               -------     -------
Deferred charges and other assets............................................      311         314
Investments..................................................................      445         428
Property, plant and equipment
  Cost.......................................................................   11,485      11,517
  Accumulated depreciation...................................................    6,128       6,047
                                                                               -------     -------
                                                                                 5,357       5,470
                                                                               -------     -------
TOTAL ASSETS.................................................................  $ 9,490     $ 9,325
                                                                               =======     =======

                            ALCAN ALUMINIUM LIMITED

                       INTERIM CONSOLIDATED BALANCE SHEET
                              (unaudited for 1997)

                                                                               JUNE 30   December 31
                                                                                1997        1996
                                                                               -------   -----------
                                                                               (in millions of US$,
                                                                                 except per common
                                                                                  share amounts)
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payables...................................................................  $ 1,087     $ 1,008
  Short-term borrowings......................................................      237         178
  Income and other taxes.....................................................       47          98
  Debt maturing within one year..............................................       32          19
                                                                               -------     -------
                                                                                 1,403       1,303
                                                                               -------     -------
Debt not maturing within one year............................................    1,263       1,319
Deferred credits and other liabilities.......................................      750         770
Deferred income taxes........................................................      977         996
Minority Interests...........................................................       71          73
SHAREHOLDERS' EQUITY
  Redeemable non-retractable preference shares...............................      203         203
  Common shareholders' equity
     Common shares...........................................................    1,244       1,235
     Retained earnings.......................................................    3,403       3,217
     Deferred translation adjustments........................................      176         209
                                                                               -------     -------
                                                                                 4,823       4,661
                                                                               -------     -------
Total shareholders' equity...................................................    5,026       4,864
                                                                               -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $ 9,490     $ 9,325
                                                                               =======     =======
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE.................................  $ 21.24     $ 20.57
                                                                               =======     =======
RATIO OF TOTAL BORROWINGS TO EQUITY..........................................    23:77       23:77
                                                                               =======     =======

                            ALCAN ALUMINIUM LIMITED

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                Six months ended
                                                                                    June 30
                                                                               ------------------
                                                                               1997         1996
                                                                               -----        -----
                                                                                (in millions of
                                                                                      US$)
OPERATING ACTIVITIES
  Net income..............................................................     $ 259        $ 237
  Adjustments to determine cash from operating activities:
     Depreciation.........................................................       217          218
     Deferred income taxes................................................        (6)          18
     Equity income -- net of dividends....................................         3            7
     Change in operating working capital..................................      (262)        (124)
     Change in deferred charges, other assets, deferred credits and other
      liabilities -- net..................................................        (4)         (12)
     (Gain) Loss on sales of businesses -- net............................       (13)           1
     Other -- net.........................................................        22          (24)
                                                                               -----        -----
CASH FROM OPERATING ACTIVITIES............................................       216          321
FINANCING ACTIVITIES
  New debt................................................................        35           47
  Debt repayments.........................................................       (34)        (295)
                                                                               -----        -----
                                                                                   1         (248)
  Short-term borrowings -- net............................................        77           25
  Common shares issued....................................................         9            6
  Dividends -- Alcan shareholders (including preference)..................       (73)         (78)
            -- Minority interests.........................................        (2)          --
                                                                               -----        -----
CASH FROM (USED FOR) FINANCING ACTIVITIES.................................        12         (295)
INVESTMENT ACTIVITIES
  Property, plant and equipment...........................................      (230)        (167)
  Net proceeds from disposal of businesses and other assets...............        48          372
                                                                               -----        -----
CASH FROM (USED FOR) INVESTMENT ACTIVITIES................................      (182)         205
Effect of exchange rate changes on cash and time deposits.................        --           (1)
                                                                               -----        -----
INCREASE IN CASH AND TIME DEPOSITS........................................        46          230
Cash of companies deconsolidated..........................................       (11)          --
Cash and time deposits -- beginning of period.............................       546           66
                                                                               -----        -----
Cash and time deposits -- end of period...................................     $ 581        $ 296
                                                                               =====        =====

                            ALCAN ALUMINIUM LIMITED

                         INFORMATION BY PRODUCT SECTOR
                                  (unaudited)

                                                               Period ended June 30
                                            -----------------------------------------------------------
                                                  SALES AND OPERATING REVENUES              OPERATING
                                            -----------------------------------------        INCOME
                                                Intersector           Third parties
                                            -------------------     -----------------     -------------
                                             1997        1996        1997       1996      1997     1996
                                            -------     -------     ------     ------     ----     ----
                                                               (in millions of US$)
SECOND QUARTER
Raw materials and chemicals.............    $   131     $   142     $  126     $  132     $ 31     $ 27
Primary metal...........................        378         419        383        376      136      139
Fabricated products.....................         --          --      1,499      1,443       94       57
Intersector and other items.............       (509)       (561)         3          5      (19)      29
                                            -------     -------     ------     ------     -----    -----
                                            $    --     $    --     $2,011     $1,956     $242     $252
                                            =======     =======     ======     ======     =====    =====
Reconciliation to net income
  Equity income (loss)..................                                                    (1)      (5)
  Corporate offices.....................                                                   (27)     (29)
  Interest..............................                                                   (26)     (32)
  Income taxes..........................                                                   (72)     (74)
                                                                                          -----    -----
  NET INCOME............................                                                  $116     $112
                                                                                          =====    =====

                                                               Period ended June 30
                                            -----------------------------------------------------------
                                                  SALES AND OPERATING REVENUES              OPERATING
                                            ----------------------------------------         INCOME
                                                Intersector           Third parties
                                            -------------------     -----------------     -------------
                                             1997        1996        1997       1996      1997     1996
                                            -------     -------     ------     ------     ----     ----
                                                               (in millions of US$)
SIX MONTHS
Raw materials and chemicals.............    $   244     $   261     $  246     $  275     $ 39     $ 57
Primary metal...........................        769         930        756        742      302      302
Fabricated products.....................         --          --      2,871      2,930      159       98
Intersector and other items.............     (1,013)     (1,191)         8          8      (14)      45
                                            -------     -------     ------     ------     -----    -----
                                            $    --     $    --     $3,881     $3,955     $486     $502
                                            =======     =======     ======     ======     =====    =====
Reconciliation to net income
  Equity income (loss)..................                                                     2        1
  Corporate offices.....................                                                   (61)     (55)
  Interest..............................                                                   (51)     (68)
  Income taxes..........................                                                  (117)    (143)
                                                                                          -----    -----
  NET INCOME............................                                                  $259     $237
                                                                                          =====    =====

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for deferred income taxes and foreign currency translation.


     Reconciliation of Canadian and U.S. GAAP

                                                                1997                    1996
                                                         -------------------     -------------------
                                                            AS         U.S.         As         U.S.
                                                         REPORTED      GAAP      Reported      GAAP
                                                         --------     ------     --------     ------
                                                            (in millions of US$, except per share
                                                         amounts)
    Net income
    First quarter......................................   $  143      $  142      $  125      $  120
    Second quarter.....................................      116         141         112         118
                                                          ------      ------      ------      ------
    Six months.........................................   $  259      $  283      $  237      $  238
                                                          ------      ------      ------      ------
    Net income attributable to common shareholders.....   $  254      $  278      $  227      $  228
                                                          ------      ------      ------      ------
    Net income per common share........................   $ 1.12      $ 1.23      $ 1.00      $ 1.01
                                                          ------      ------      ------      ------
    Deferred income taxes -- June 30...................   $  977      $  722      $  984      $  758
                                                          ------      ------      ------      ------
    Retained earnings -- June 30.......................   $3,403      $3,730      $3,118      $3,412
                                                          ------      ------      ------      ------
    Deferred translation adjustments -- June 30........   $  176      $   98      $  230      $  155
                                                          ======      ======      ======      ======

2.   INCOME TAXES

                                                           Second Quarter            Six months
                                                         -------------------     -------------------
    Current............................................   $   76      $  57       $  123      $ 125
    Deferred...........................................       (4)        17           (6)        18
                                                          ------      ------      ------      ------
                                                          $   72      $  74       $  117      $ 143
                                                          ======      ======      ======      ======

     The composite of the applicable statutory corporate income tax rates in Canada is 40.3% (40.1% for 1996).

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is attributable to prior years' tax adjustments and investment and other allowances.

     In 1996, the difference is attributable to investment and other allowances and tax exempt items partially offset by exchange.

3.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (second quarter 1997: 227.0 million; 1996:
     226.1 million; six months 1997: 226.9 million; 1996: 226.0 million). As at June 30 1997, there were 227,042,376 common shares outstanding.

4.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                                                        Second
                                                                        Quarter        Six months
                                                                      -----------     -------------
                                                                      1997    1996    1997     1996
                                                                      ---     ---     ----     ----
    Interest paid.................................................    $22     $30     $ 50     $ 72
    Income taxes paid.............................................     70      68      130      141
                                                                      ---     ---     ----     ----

SUMMARIZED FINANCIAL INFORMATION

     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                                                    Second
                                                                    Quarter           Six months
                                                                 -------------     -----------------
                                                                 1997     1996      1997       1996
                                                                 ----     ----     ------     ------
RESULTS OF OPERATIONS
Revenues.....................................................    $954     $906     $1,819     $1,728
Costs and expenses...........................................     897      858      1,737      1,638
                                                                 ----     ----     ------     ------
Income before incomes taxes..................................      57       48         82         90
Income taxes.................................................      22       19         32         35
                                                                 ----     ----     ------     ------
Net income...................................................    $ 35     $ 29     $   50     $   55
                                                                 ====     ====     ======     ======

                                                                           JUNE 30     December 31
                                                                            1997          1996
                                                                           -------     -----------
FINANCIAL POSITION
Current assets.........................................................     $ 820         $ 868
Current liabilities....................................................       459           578
                                                                            -----         -----
Working capital........................................................       361           290
Property, plant and equipment -- net...................................       748           756
Other liabilities -- net...............................................      (199)         (186)
                                                                            -----         -----
                                                                              910           860
Debt not maturing within one year......................................       105           105
                                                                            -----         -----
Net assets.............................................................     $ 805         $ 755
                                                                            =====         =====

     In the above figures, inventories have been valued principally by the last-in, first-out (LIFO) method. In the Company's consolidated financial statements, the average cost method is used.

5.   SUBSEQUENT EVENT-CONTINGENT LIABILITY

     In July 1997, the Company received a notice of reassessment from the Canadian federal tax authorities seeking additional taxes of $22 in respect of 1988, as well as interest of $38. The Company is contesting the reassessment. Most of the additional taxes claimed relate to transfer pricing issues and, if these additional taxes are finally held to be payable in Canada, the Company believes that the major portion would be recoverable in other countries. However, any interest on additional taxes ultimately held to be payable in Canada would not be recoverable in other countries. It is expected that a notice of reassessment related to l989 will also be received before the end of the year. The Company does not currently expect any significant impact from reassessments for years subsequent to 1989. Any necessary adjustments to the tax provisions of prior years will be reflected in the Company's results if it is determined that existing provisions are inadequate.

     In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                     Second quarter          Six months          First
                                                    -----------------     -----------------     quarter
                                                     1997       1996       1997       1996       1997
                                                    ------     ------     ------     ------     -------
                                                    (US$ millions, except per share amounts)
Highlights
Sales and operating revenues....................    $2,011     $1,956     $3,881     $3,955     $1,870
Net income......................................       116        112        259        237        143
Net income per common share.....................      0.50       0.47       1.12       1.00       0.62

     The Company reports consolidated net income of US$116 million for the quarter ended June 30, 1997, compared to $112 million for the corresponding period of 1996. After preference share dividends, net income per common share for the quarter is 50 cents compared to 47 cents a year earlier.

     Net income in the first quarter of 1997, which included after-tax gains of $36 million (16 cents per share) from the sale of downstream businesses and a favourable income tax adjustment in Canada, was $143 million, or 62 cents per share.

                                                                     Second                       First
                                                                     quarter       Six months     quarter
                                                                  -------------   -------------   -----
VOLUMES                                                           1997    1996    1997    1996    1997
                                                                  -----   -----   -----   -----   -----
                                                                          (thousands of tonnes)
Shipments
  Ingot products*.............................................      216     203     428     397     212
  Fabricated products.........................................      448     401     859     785     411
Fabrication of customer-owned metal...........................       73      70     140     126      67
                                                                  ------  ------  ------  ------  ------
                                                                     --      --      --      --      --
Total volume..................................................      737     674   1,427   1,308     690
                                                                  ======  ======  ======  ======  ======
Ingot product realizations (US$ per tonne)....................    1,770   1,727   1,733   1,737   1,696
Fabricated product realizations (US$ per tonne)...............    2,990   3,258   2,980   3,363   2,969

*includes primary and secondary ingot and scrap

     Sales and operating revenues for the second quarter of 1997 were 8% higher than in the first quarter and 3% ahead of the comparable period of 1996. Higher volumes compared to the year-ago quarter were offset by lower fabricated product price realizations.

     Total fabricated products volumes, which include products fabricated from customer-owned metal, were 521 thousand tonnes (kt) in the second quarter, some 9% higher than the previous quarter and 11% up on the second quarter of 1996.

     Fabricated product realizations and margins showed a slight improvement over the first quarter. The lower average realization compared to the year-ago quarter reflects weaker prices, currency movements and a change in mix due primarily to business disposals.

     Cost of sales and operating expenses were up 3% in the second quarter of 1997 compared to the year-ago quarter, in line with the increase in sales and operating revenues. For the half year, cost of sales and operating expenses were lower than in the comparable period of 1996 reflecting changes in sales mix, due principally to business disposals, cost reductions, and currency movements.

     Selling, administrative and general expenses were $12 million higher than the year-ago quarter, largely reflecting the costs of a project to replace and upgrade financial systems throughout the group.

     The effective tax rate was 38% for the second quarter of 1997 compared to 24% in the first quarter which included the favourable tax adjustment in Canada. The difference between this rate and the Company's composite statutory rate in Canada of 40.3% is attributable principally to investment and other allowances.

PRODUCT SECTOR REVIEW

     The Company reports selected information by major product sector, viewed on a stand-alone basis. Transactions between product sectors are conducted on an arm's length basis and reflect market-related prices. Thus, profit on all alumina produced by the Company, whether sold to third parties or used in the Company's smelters, is included in the raw materials and chemicals sector. Similarly, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from fabricated product businesses represents only the fabricating profit on rolled products and downstream businesses.

                                                                Second
                                                                quarter         Six months        First
                                                             -------------     -------------     quarter
                                                             1997     1996     1997     1996      1997
                                                             ----     ----     ----     ----     -------
                                                             (US$ millions)
Operating income
  Raw materials and chemicals............................      31       27       39       57         8
  Primary metal..........................................     136      139      302      302       166
  Fabricated products....................................      94       57      159       98        65
  Intersector and other items............................     (19)      29      (14)      45         5
                                                              ---      ---      ---      ---       ---
                                                              242      252      486      502       244
Equity income (Loss).....................................      (1)      (5)       2        1         3
Corporate offices........................................     (27)     (29)     (61)     (55)      (34)
Interest.................................................     (26)     (32)     (51)     (68)      (25)
Income taxes.............................................     (72)     (74)    (117)    (143)      (45)
                                                              ---      ---      ---      ---       ---
Net income...............................................     116      112      259      237       143
                                                              ===      ===      ===      ===       ===

     Operating profits from raw materials and chemicals operations showed an improvement over the first quarter due to higher price realizations.

     Results from primary operations were lower than in the first quarter, partly because of a decline in price realizations on inter-divisional sales of metal which, with respect to certain rolled products contracts, are based upon LME ingot prices prevailing in earlier periods. In addition, first quarter results included some gains on metal hedging.

     The improvement in results from fabricated product businesses continued in the second quarter reflecting increased shipments and an improvement in profit margins due to higher utilization of capacity and cost reductions.

     "Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. Realizations of such deferred profits were substantial in 1996 due to falling ingot prices at that time. In the first half of 1997 profits on intersector sales were deferred due to higher prevailing ingot prices.

     A favourable tax adjustment of $26 million in Canada, arising out of settlement of a dispute relating to prior years, is included in the tax charge for the first quarter of 1997.

GEOGRAPHIC REVIEW

                                                                Second
                                                                quarter         Six months        First
                                                             -------------     -------------     quarter
                                                             1997     1996     1997     1996      1997
                                                             ----     ----     ----     ----     -------
                                                             (US$ millions)
Net income (Loss)
  Canada.................................................      46       54      131      105        85
  United States..........................................      40       27       66       48        26
  South America..........................................       5       14       19       20        14
  Europe.................................................      15        2       27       15        12
  Asia and Pacific.......................................       7        1       20       15        13
  Other (including eliminations).........................       3       14       (4)      34        (7)
                                                              ---      ---      ---      ---       ---
  Net income.............................................     116      112      259      237       143
                                                              ===      ===      ===      ===       ===

     In Canada, operating net income is down from the first quarter due to the favourable income tax adjustment included in the first quarter's result as well as the timing impact on inter-divisional metal sales referred to above.

     In the United States, net income from operations improved further in the second quarter reflecting strong fabricated product sales volumes and margins.

     South American results were lower than in the first quarter which included a $10 million gain on the sale of non-strategic businesses.

     Business conditions continued to be difficult in Europe, but some improvement was achieved due to higher shipments and cost reductions.

     In the Asia and Pacific region, results continue to be unsatisfactory, largely due to the poor performance of our investment in Japan.

     The "Other" category includes a charge for the deferral of unrealized profits on inter-regional sales of ingot whereas in the year-ago quarter this result was favourable as previously deferred profits were recognized.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash generated from operating activities during the first half of 1997 was $216 million, down from $321 million in the comparable period of 1996 primarily due to an increase in operating working capital, resulting principally from higher sales volumes.

FINANCING ACTIVITIES

     Cash from financing activities in the first half of 1997 was $12 million compared to an outflow in the comparable period of 1996 of $295 million. In the 1996 period, the Company prepaid $217 million of debentures incurring an after-tax charge of $12 million. The debt:equity ratio at June 30 was unchanged from March at 23:77 versus 26:74 in June 1996. The ratio at the end of the second quarter improves to 16:84 when adjusted to reflect surplus cash. Total debt at June 30, 1997, was $1,532 million versus $1,731 million at the same date last year.

     At the end of the second quarter of 1997, the Company had cash and time deposits of $581 million.

INVESTMENT ACTIVITIES

     Capital expenditures during the first half of 1997 were $230 million, compared to $167 million a year earlier. Significant investment decisions reached so far in 1997 include a $350 million expansion of sheet rolling capacity in Brazil and the $130 million development of a bauxite mine in Australia. Both investments are scheduled for completion in 1999.

     Through the first six months of 1997, net proceeds from disposals of businesses and other assets were $48 million, compared to $372 million a year earlier, most of which was generated by the sale of downstream businesses in the United Kingdom.

CONTINGENT LIABILITY

     In July 1997, the Company received a notice of reassessment from the Canadian federal tax authorities seeking additional taxes. This is discussed in
Note 5 to the Interim Consolidated Financial Statements in Item 1 of Part I of this report.

KEMANO COMPLETION PROJECT ("KCP")

     On August 5, 1997, the Company and the British Columbia Government signed a final settlement agreement resolving the issues surrounding KCP. A further discussion of this matter is contained in Item 5 of Part II of this report. The Company's investment in KCP was written down in the third quarter of 1995 by an extraordinary after-tax charge to income of $280 million.

PART II -- OTHER INFORMATION

ITEMS 1. THROUGH 4.

The registrant has nothing to report under these items.

ITEM 5. OTHER INFORMATION

     On August 5, 1997, the Company and the British Columbia ("B.C.") Government signed a final settlement agreement ("Agreement"), which resolves the issues surrounding the half-built Kemano Completion (hydroelectric) Project ("KCP") in northern B.C.

     The Agreement ends conditionally the Company's court action against the B.C. Government subject to the Company's ability to continue the action if the B.C. Government abrogates by legislation, before January 1, 2005, certain of the Company's rights. In the action the Company claims damages for the losses it incurred as a result of the B.C. Government's rejection of KCP.

     In return for ending its court action, the Company benefits under the Agreement through both a replacement electricity supply agreement and the enhancement of an existing power sales agreement with B.C. Hydro. Under the replacement electricity supply agreement, the B.C. Government would supply the Company with up to 175 average annual MW of power if the Company builds a new smelter in B.C. which begins operations between January 1, 2003 and January 1, 2010. The Company has also obtained immediate issuance of a permanent water license for its existing hydroelectric facility.

     The Agreement obliges the Company to announce publicly its intention to use all reasonable efforts, subject to economic and market conditions, to build a new aluminum smelter in Kitimat and to announce publicly its intention to restart idle capacity at its existing Kitimat smelter by January 1, 1998. Alcan made these announcements on August 5, 1997.

     The Agreement also provides for the funding of environmental enhancements to the Nechako River, with the Company making matching contributions of up to CAN$50-million (currently US$35-million), and for the stimulation of sustainable economic activity in northern B.C.

     The foregoing is a summary of the Agreement and does not purport to be complete. Reference is made to the terms of the Agreement itself, a copy of which is filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     (10)  Material Contracts

        10.1 B.C./Alcan 1997 Agreement. (Filed herewith.)

     (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

(b)   Reports on Form 8-K

     None were filed in the quarter ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED

Dated: August 14, 1997                   By: (signed)
                                          Denis G. O'Brien
                                          Controller
                                          (Chief Accounting Officer
                                          and a Duly Authorized Officer)

                            EXHIBIT 10.1: BC/ALCAN 1997 AGREEMENT

      This Agreement is made the 5th day of August, 1997,

BETWEEN:

             HER MAJESTY THE QUEEN IN RIGHT OF THE PROVINCE OF BRITISH COLUMBIA, represented by the Minister of Education, Skills and Training

             ("Province")
AND:                                                           OF THE FIRST PART

             ALCAN ALUMINIUM LIMITED

             ("Alcan")
                                                             OF THE SECOND PART.

WHEREAS the Province and Alcan wish to resolve all issues arising in connection with the action commenced by Alcan against the Province in the Supreme Court of British Columbia, Vancouver Registry (Action No. C970386).

      NOW THEREFORE THIS AGREEMENT WITNESSES THAT in consideration of the premises and of the covenants and agreements hereinafter set forth (the receipt and sufficiency of which is acknowledged by each of the parties) the parties covenant and agree that:

1.     DEFINITIONS AND INTERPRETATION

1.1 Words and phrases defined in Schedule 1 and used in this Agreement have the meanings given in Schedule 1. Words and phrases used in a Schedule and defined therein have, for the purpose of the Schedule, the meanings given therein.

1.2    Rules of interpretation set out in Schedule 1 apply to this Agreement.

1.3    The following Schedules are attached to this Agreement:

        1     Definitions and Interpretation

        2A   Replacement Electricity Supply Agreement

        2B   LTEPA Memorandum

        3A   1997 Amendment

        3B   Final Water Licence

        3C   Amended Permit

        4     Nechako Environmental Enhancement Fund

        5     Northern Development Fund

        6     Mutual Release

1.4 Schedule 1 -- Definitions and Interpretation, Schedule 4 -- Nechako Environmental Enhancement Fund and Schedule 5 -- Northern Development Fund form part hereof and the remaining Schedules are attached hereto for reference purposes and are being entered into pursuant hereto.

2.     POWER AGREEMENTS

2.1    Replacement Electricity Supply Agreement

      Pursuant to and concurrently with the execution and delivery of this Agreement, the Province and Alcan are entering into the Replacement Electricity Supply Agreement to provide Alcan, on the terms and conditions therein set out, with a source of electric power to replace in part the electric power Alcan would have generated from its Kemano Completion Project if Alcan had completed that project.

2.2    LTEPA and LTEPA Memorandum

      The Province for itself, and on behalf of BC Hydro, acknowledges that BC Hydro will abide, and Alcan acknowledges that it will abide, by the LTEPA, including the LTEPA Memorandum. Pursuant to and concurrently with the execution and delivery of this Agreement, BC Hydro and Alcan are entering into the LTEPA Memorandum.

3.     1997 AMENDMENT, FINAL WATER LICENCE AND AMENDED PERMIT

      Pursuant to and concurrently with the execution and delivery of this Agreement, the Province and Alcan are entering into the 1997 Amendment and the Province is issuing to Alcan the Final Water Licence and Amended Permit.

4.     NECHAKO ENVIRONMENTAL ENHANCEMENT FUND

      The parties agree to the arrangements relating to the Nechako Environmental Enhancement Fund described in Schedule 4.

5.     NORTHERN DEVELOPMENT FUND

      The parties agree to the arrangements relating to the Northern Development Fund described in Schedule 5.

6.     KCP ACTION

6.1 The consideration given by the Province under this Agreement, the Concurrent Agreements, the Final Water Licence and the Amended Permit is, inter alia, for the release of the claim for loss by Alcan in Action No. C970386 in accordance with this Agreement.

6.2 Concurrently with the execution and delivery of this Agreement, the parties are executing and delivering the Mutual Release. In section 1 thereof, the Mutual Release contains a condition that, if fulfilled, renders the Mutual Release void ab initio.

6.3 The parties shall forthwith take appropriate steps to place the Action in abeyance. Alcan shall have the right to continue the Action only if the Mutual Release is rendered void ab initio in accordance with section 1 thereof, and, if it is not so rendered void ab initio, the Province shall have the right to have the Action dismissed by consent without costs to either party and Alcan hereby consents to such dismissal.

6.4 The parties agree that they will co-operate with each other and take all steps that may be required to ensure that either Alcan is able to continue with the Action if it were to become entitled to do so or the Action is dismissed by consent if Alcan were not entitled to do so, as the case may be.

6.5 This Agreement provides for the settlement of the Action, but nothing in this Agreement constitutes, or may be relied upon by any party as, an admission of any liability, fact or legal principle relative to the Action on the part of the Province or of Alcan.

7.     FURTHER ASSURANCES

7.1    General

      Each party will do all things necessary, within its lawful capacity, directly and indirectly, through its subsidiaries, agents and representatives, to validate, make effective and give full force and effect to this Agreement, and to implement the transactions contemplated by this Agreement. The foregoing does not require the Province to do anything that would have the effect of fettering the exercise of any statutory power.

7.2    Dispute Resolution

      If at any time before January 1, 2012:

      a) the Province, its agents, or any person acting under the authority of the Province or its agents exercise any executive power or authority, whether or not constituting a breach under the agreements and documents described in (i) to (iv) below, which abrogates in whole or in part:

           (1)    the 1950 Agreement, as amended;

           (2)    the 1987 Settlement Agreement;

           (3)    the LTEPA, or

           (4) this Agreement, any of the Concurrent Agreements, the Final Water Licence or the Amended Permit,

           excluding, however, for greater certainty, the exercise in good faith by the Province, its agents or any person acting under the authority of the Province or its agents, of any executive power or authority regarding any approval, including without limitation the granting or failure to grant any regulatory approval, licence or permit, required for the New Smelter; or

      b) an action or proceeding is brought by a third party not assisted or supported, directly or indirectly, by Alcan or is brought by a regulatory or administrative body on it own initiative that results in a court or a regulatory or administrative body making a final order, in respect of which all rights of review or appeal have been exercised or exhausted or the time permitted therefor has expired, that the Province or BC Hydro as applicable, lacked the authority to enter into or to carry out their respective obligations under this Agreement, the Concurrent Agreements, the Final Water Licence or the Amended Permit, provided that Alcan vigorously defends any such action or proceeding to the extent that it is lawfully entitled to do so, then, at the request of Alcan, Alcan and the Province shall negotiate promptly and in good faith and endeavour to agree upon actions that may lawfully be taken by the Province, or upon adjustments (the "Agreement Adjustments") to this Agreement, the Concurrent Agreements (other than the Mutual Release), the Final Water Licence or the Amended Permit, or upon another basis of resolution as the parties may agree, that are necessary to restore substantially the benefits thereunder that would have accrued to Alcan if the action described in (a) above had not been taken or the order described in (b) above had not been made. If the parties are unable to agree upon appropriate lawful actions by the Province, adjustments or other resolution within 90 days after Alcan's request to do so, then the settlement of the terms and conditions of the Agreement Adjustments shall be referred to and finally resolved by arbitration administered by the British Columbia International Commercial Arbitration Centre pursuant to its Rules. If at the time that arbitration is commenced under this section the British Columbia International Commercial Arbitration Centre or its successor, does not exist, or its Rules do not provide for an administered arbitration, then that dispute shall be referred to and finally resolved by arbitration under the Commercial Arbitration Act, as revised from time to time. The number of arbitrators is 3 and the place of arbitration is Vancouver, British Columbia. Notwithstanding the foregoing provisions of this section 7.2, nothing in this section prevents or restricts in any manner whatsoever a party commencing and continuing an action or proceeding against the other party for or in respect of any breach, or failure to comply with, any provision of any of the agreements and documents described in subparagraphs (a)(i) to (iv) above, except only that, in the case of the exercise of any power or authority described in subparagraph
(a) above that may constitute a breach of, or failure to comply with, any agreement or document described in subparagraphs (a)(i) to (iv) above, Alcan must elect either to exercise its rights under that agreement or document or to exercise its rights under this section 7.2.

8.     STATUS OF LEGAL RIGHTS AND AGREEMENTS

8.1    Confirmation of Agreements

      The Province for itself, and as to the LTEPA on behalf of BC Hydro, and Alcan confirm that the 1950 Agreement, as amended, the 1987 Settlement Agreement and the LTEPA are in full force and effect in accordance with their respective terms and conditions.

8.2    Nanika Replacement

      Alcan agrees that any rights which Alcan may have been granted pursuant to the letter of September 2, 1987 from the Honourable Jack Davis, the then Minister of Energy, Mines and Petroleum Resources, on behalf of the Province to Alcan and the letter of September 3, 1987 from Alcan to the Province in response with reference to a replacement of the rights Alcan gave up under the 1987 Amendment to use water from the Nanika River are extinguished and of no further force or effect.

9.     ANNOUNCEMENT OF NEW SMELTER/RESTART OF IDLE CAPACITY

      Upon execution and delivery of this Agreement, Alcan shall announce publicly its intention to use all reasonable efforts, subject to market and economic conditions and force majeure, to construct, itself or in association with others, the New Smelter at Kitimat, B.C., and its decision to return any idle capacity at its existing smelter at Kitimat, B.C. to full capacity on a priority basis relative to other idle aluminum smelting capacity controlled by Alcan, and, in any event, not later than January 1, 1998.

10.    GENERAL

10.1   Governing Laws

      This Agreement will be governed by and construed in accordance with the applicable laws of Canada and of the Province of British Columbia.

10.2   Entire Agreement

      This Agreement, the Concurrent Agreements, the Final Water Licence and the Amended Permit are the entire agreement between the parties relative to the subject matter hereof.

10.3   Continuation of Agreement

      Except as herein provided, this Agreement will continue in full force and effect for the duration of the Final Water Licence, and of all further licences, permits and authorities issued or granted to Alcan or its successors or permitted assigns.

10.4   Amendment

      This Agreement may be amended only by an instrument in writing signed by the parties or their successors or permitted assigns.

10.5   Notices

      All notices, requests and other communications required or permitted to be given under this Agreement must be in writing and delivered by hand as follows:

      To Alcan:

     Alcan Aluminium Limited
      1188 Sherbrooke Street West
      Montreal, Quebec, H3A 3G2
     Attention: Chief Legal Officer

     To the Province:

      Deputy Attorney General
      1001 Douglas Street
     Victoria, British Columbia V8V 1X4

or to such other address as may be given by notice as aforesaid by the particular party, and will be deemed to have been given on the date of delivery.

10.6   Non-Waiver

      No waiver of any provision of this Agreement is enforceable unless in writing and no such waiver will be deemed to, or will, constitute a waiver of any other provision of this Agreement, nor will any such waiver constitute a continuing waiver, unless otherwise expressly provided therein.

10.7   Jurisdiction

      Subject to section 7.2 hereof, the courts of the Province of British Columbia, and courts to which appeals therefrom may be taken, have exclusive jurisdiction in respect of any action, suit or proceeding arising out of or relating to this Agreement, and the parties irrevocably and unconditionally attorn to the jurisdiction of those courts in respect of any such action, suit or proceeding. The foregoing does not affect any agreement to arbitrate contained in any Concurrent Agreement.

10.8   Severability

      If any part of this Agreement is declared or held invalid for any reason, that invalidity does not affect the validity of the remainder which continues in full force and effect and must be construed as if this Agreement had been executed without the invalid portion and it is hereby declared the intention of the parties that this Agreement would have been executed without reference to any portion which may, for any reason, be hereafter declared or held invalid.

10.9   Currency

      All amounts of money stated herein are expressed in Canadian dollars unless otherwise stated.

10.10 Time

      Time is of the essence of this Agreement.

10.11 Enurement/Assignment

      This Agreement is binding upon and enures to the benefit of the Province and its permitted assigns and is binding upon and enures to the benefit of Alcan and its successors and permitted assigns. This Agreement may not be assigned by either party without the prior written consent of the other party, which consent may be arbitrarily withheld. The foregoing does not apply to the assignment of any Concurrent Agreement permitted in accordance with its terms.

      IN WITNESS WHEREOF this Agreement has been executed and delivered by the parties on the day and year first above written.

                                                   HER MAJESTY THE QUEEN IN RIGHT
                                                   OF THE PROVINCE OF BRITISH
                                                   COLUMBIA, as represented by the Premier
                                                   of British Columbia and by the Minister
                                                   of Education, Skills and Training
                                                   Per: (signed) Glen Clark
                                                       Premier of British Columbia
                                                   Per: (signed) Paul Ramsey
                                                       Minister of Education, Skills and Training
                                                       and Minister responsible for the
                                                   Industrial
                                                       Development Act

Witness:                                           ALCAN ALUMINIUM LIMITED
(signed)                                           Per: (signed) Jacques Bougie
Signature                                              Jacques Bougie, President and Chief
                                                       Executive Officer

----------------------------------------------
Name Lorne D. Peterson
----------------------------------------------
Address Bowen Island, British Columbia

                                   SCHEDULE 1

                         DEFINITIONS AND INTERPRETATION

                             [Reference Section 1]

DEFINITIONS

"1950 AGREEMENT" means the agreement made December 29, 1950 between the Province and Alcan and includes:

     (a) Conditional Water Licence No. 19847 issued December 29, 1950 as amended by Amended Conditional Water Licence No. 19847 issued December 29, 1987;

     (b) Permit Authorizing the Occupation of Crown Land No. 3449 issued December 29, 1950 as amended by Amended Permit Authorizing the Occupation of Crown Land No. 3449 issued December 29, 1987; and

     (c) any plans, descriptions and other documents that, under the terms of the agreement as amended, are made part of it;

"1950 AGREEMENT, AS AMENDED" means the 1950 Agreement as amended by the 1987 Amendment and the 1997 Amendment;

"1987 AMENDMENT" means the agreement authorized by Order in Council 2572/87 and made December 29, 1987 between the Province and Alcan;

"1987 SETTLEMENT AGREEMENT" means the agreement entered into between Alcan, Her Majesty the Queen in Right of Canada, and the Province, dated September 14, 1987;

"1997 AMENDMENT" means the agreement authorized by Order in Council No. 0977 and made August 5, 1997 between the Province and Alcan amending the 1950 Agreement, as amended by the 1987 Amendment, a copy of which is attached as Schedule 3A;

"ACTION" means the action commenced by Alcan against the Province in the Supreme Court of British Columbia, Vancouver Registry (Action No. C970386);

"ALCAN" means Alcan Aluminium Limited, a Canadian corporation (formerly named "Aluminum Company of Canada, Limited"), and includes the successors and permitted assigns of Alcan Aluminium Limited and any person claiming through it or any of them;

"AMENDED PERMIT" means the Amended Permit issued to Alcan pursuant to the 1950 Agreement, as amended, a copy of which is attached as Schedule 3C;

"BC HYDRO" means British Columbia Hydro and Power Authority;

"CONCURRENT AGREEMENTS" means the Replacement Electricity Supply Agreement, the 1997 Amendment, the LTEPA Memorandum, and the Mutual Release;

"FINAL WATER LICENCE" means the Final Water Licence issued pursuant to the 1950 Agreement, as amended, a copy of which is attached as Schedule 3B;

"KEMANO COMPLETION PROJECT" means the Works and proposed Works comprised in the hydroelectric project with that name, including:

     (a) the plans, descriptions and other documents pertaining to components of that hydroelectric project that are filed with the Province by or on behalf of Alcan; and

     (b) the Works and proposed Works comprised in the Kenney Dam Release Facility (as defined in the 1987 Settlement Agreement);

"LTEPA" means the Long Term Electricity Purchase Agreement between Alcan and BC Hydro dated February 27, 1990;

"LTEPA MEMORANDUM" means the memorandum of even date herewith entered into between BC Hydro and Alcan under the LTEPA and pursuant to section 2.2 of this Agreement, a copy of which is attached as Schedule 2B;

"MUTUAL RELEASE" means the mutual release of even date herewith, a copy of which is attached as Schedule 6;

"NECHAKO RIVER" means the Nechako River in British Columbia and includes all streams and lakes tributary thereto;

"NEW SMELTER" means a new aluminium smelting facility of approximately 225,000 tonnes/annum to be announced by Alcan pursuant to section 9 of the Agreement and as further defined in the Replacement Electricity Supply Agreement;

"REPLACEMENT ELECTRICITY SUPPLY AGREEMENT" means the agreement of even date herewith entered into between the Province and Alcan pursuant to section 2.1 of this Agreement, a copy of which is attached as Schedule 2A;

"SCHEDULE" means a schedule to this Agreement;

"WATER RELEASE FACILITY" means a water release facility at or near the Kenney Dam that may be proposed for development pursuant to Schedule 4.

INTERPRETATION

      Grammatical variations of any defined terms have similar meanings; words importing the singular number include the plural and vice versa where the context requires; the division of this Agreement into separate sections, subsections and Schedules, and the insertion of headings, are for convenience of reference only and do not affect the interpretation of this Agreement. References to a section within the agreement, or within a Schedule, mean a section of the agreement or the Schedule, as the case may be, unless otherwise indicated.

                                  SCHEDULE 2A

                            [Reference Section 2.1]

                    REPLACEMENT ELECTRICITY SUPPLY AGREEMENT

      This Agreement made the 5th day of August, 1997,

BETWEEN:

             HER MAJESTY THE QUEEN IN RIGHT OF THE PROVINCE OF BRITISH COLUMBIA, represented by the Minister of Education, Skills and Training

             ("Province")
AND:                                                           OF THE FIRST PART

             ALCAN ALUMINIUM LIMITED

             ("Alcan")
                                                              OF THE SECOND PART

WHEREAS the parties are entering into this Agreement pursuant to the provisions of section 2.1 of the BC/ALCAN 1997 AGREEMENT;

      NOW THEREFORE THIS AGREEMENT WITNESSES THAT in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by each of the parties, the parties agree that:

1   DEFINITIONS AND INTERPRETATION

1.1 DEFINITIONS. Words and phrases defined in this section 1.1 and used in this Agreement have the meanings given in this section 1.1.

     (a) "ADAPTED TERMS" means, with respect to each Eligible Sale, the price payable during the Substitution Period for electricity thereunder and all other terms and conditions applicable thereto during that period, adapted in accordance with section 7.2.2(d), so that such price, terms and conditions, when applied hereunder during the Substitution Period, are no more nor less favourable to the economic interests of the Province and BC Hydro than the price, terms and conditions of the Eligible Sale, provided however that in no event may any Adapted Terms extend the Supply Period beyond the date stated herein;

     (b) "ALCAN" means Alcan Aluminium Limited, a Canadian corporation (formerly named "Aluminum Company of Canada, Limited"), and includes the successors and, if this Agreement is assigned, its Permitted Assign;

     (c) "ALCAN'S SYSTEM" means the electrical generation and transmission system owned and operated by Alcan in British Columbia, and includes all modifications thereto and repairs and replacements thereof;

     (d) "APPLICABLE FACTOR" means, in each Year, .155, less, in the years 2003 to 2008 inclusive, the following:

          YEAR
          2003 - 2005.............................................................  .020
          2006....................................................................  .015
          2007....................................................................  .010
          2008....................................................................  .005

     (e)    "AVMW" means average annual megawatts of energy;

     (f)     "BANK" means Royal Bank of Canada;

     (g) "BASE ELECTRICITY" means up to 115 AvMW of electricity delivered to Alcan by the Province under this Agreement;

     (h) "BASE ELECTRICITY PRICE" means the price payable for Base Electricity delivered hereunder, determined under section 7.2.1 or section 7.2.2, as applicable;

     (i) "BC/ALCAN 1997 AGREEMENT" means the agreement made the 5th day of August, 1997 between the Province and Alcan;

     (j) "BC HYDRO" means British Columbia Hydro and Power Authority and its successors;

     (k) "BC HYDRO'S SYSTEM" means the electrical generation, transmission and distribution system owned and operated by BC Hydro in British Columbia, and includes all modifications thereto and repairs and replacements thereof;

     (l) "BUSINESS DAY" means any day other than Saturday, Sunday or a day that is recognized in British Columbia as a national or provincial holiday;

     (m) "DESIGNATED SCHEDULING REPRESENTATIVES" means the person or persons designated under section 4.2;

     (n) "ELIGIBLE SALE" means a sale of electricity meeting all the following conditions:

        (i) the vendor of the electricity is the Province or any of its agents;

        (ii) the electricity is being sold to the owner or operator of a primary aluminum smelter operating in British Columbia for the purpose only of operating that smelter and related facilities; and

        (iii) the sale is made under an agreement with a term exceeding 10 years, inclusive of all renewals exercisable at the option of the purchaser, and involving the delivery and purchase of more than 50 AvMW;

     (o) "EXPERT" means a person appointed in accordance with section 7.2.2(d) to determine Adapted Terms;

     (p) "FORCE MAJEURE" means (i) acts of God, including without limitation earthquake, landslide, windstorm, ice storm, lightning, volcanic eruption; (ii) interruptions of generation or transmission service;
        (iii) strikes, shutdowns in anticipation of strikes, lock-outs and other labour disturbances; (iv) acts or omissions of a government or an agency or authority of government; (v) accidents, equipment breakdown, electrical disturbances and imbalances; (vi) riots, acts of sabotage, blockades, civil disobedience, fire, flood, wars, delays or interruptions in transportation; (vii) Forced Outage; (viii) any court injunction or order, or any other cause not reasonably anticipated or not within the control of the party claiming force majeure (including, in the case of force majeure claimed by the Province, a force majeure affecting BC Hydro), whether of the nature or subject matter herein enumerated or not, but excluding:

        (ix)  economic hardship or lack of financial means; and

        (x)   in the case of force majeure claimed by the Province or BC Hydro:

             (A) acts or omissions of the government of British Columbia or an agency or authority thereof; and

             (B)  a Single Contingency Outage.

     (q) "FORCED OUTAGE" means the occurrence of component failure or similar condition which requires that a generating unit or other equivalent component, or both, be removed from service, but does not include a Single Contingency Outage;

     (r) "KEMANO GENERATING STATION" means the hydroelectric generating station of Alcan at Kemano, British Columbia, and includes all modifications thereto and repairs and replacements thereof and all additional generating facilities made or constructed from time to time for the purpose of generating electricity using water held under Final Water Licence No. 102324, any amendment thereof or any licence issued in substitution or replacement thereof;

     (s) "KITIMAT SUBSTATION" means the electrical substation of Alcan at its smelter at Kitimat, British Columbia;

     (t) "LME PRICE" means, for each Month, the Canadian dollar equivalent, determined in accordance with section 7.2.3, of the average for the Month of the "official" 3 months' price per tonne for aluminum, 99.7% purity, announced daily by the London Metals Exchange ("LME") and expressed in U.S. dollars, as set by the quotation committee of the LME after the end of the second session of the Ring trading and published as bid and offer prices, provided that for the purpose of this Agreement the mid-point of the daily bid and offer prices will be taken, and provided also that if for any reason the foregoing ceases to be determinable, the Canadian dollar equivalent of the published price for aluminum that, of all published prices then available, most closely reflects the equivalent of the foregoing, as determined by written agreement between the parties, or failing agreement by arbitration hereunder, will be used as the "LME Price". For greater certainty the parties acknowledge that the price per tonne for aluminum described above is currently that price published on the Reuters Network under Reuters page reference MTLE in the London Financial Times against the line title "AM Official" on its commodities page report on prices;

     (u)    "MONTH" means a calendar month;

     (v)    "MW" means megawatt;

     (w)    "MWH" means megawatt hour;

     (x)    "MWH/T" means megawatt hour per tonne;

     (y) "NECHAKO RIVER" means the Nechako River in British Columbia and includes all streams and lakes tributary thereto;

     (z) "NEW SMELTER" means a new aluminum smelting facility having a designed annual production capacity of approximately 225,000 tonnes owned and/or operated by Alcan alone or with others and located in Kitimat, British Columbia, and includes all modifications thereto and repairs and replacements thereof;

     (aa) "PERMITTED ASSIGN" means a person to whom this Agreement is assigned as permitted under section 12.4;

     (bb) "POINT OF DELIVERY" means the point where BC Hydro's 287 KV transmission line dead-ends on Alcan's 287 KV switching station structure immediately east of the road to the existing Kitimat smelter and south of Anderson Creek or such other point of delivery as may be designated by written agreement between the parties;

     (cc) "POWEREX" means British Columbia Power Exchange Corporation and its successors;

     (dd) "PRIME RATE" means the prime rate of interest announced from time to time by the Bank as a reference rate used by it for the purpose of determining rates of interest charged by it to commercial borrowers for Canadian dollar loans;

     (ee) "PROVINCE" means Her Majesty the Queen in Right of the Province of British Columbia or, if this Agreement is assigned, its Permitted Assign;

     (ff) "PRUDENT UTILITY PRACTICES" means any of the practices, methods and acts engaged in or approved by a significant portion of the electric utility industry during the relevant time period, or any of the practices, methods and acts which in the exercise of reasonable judgment in light of the facts known at the time the decision was made, could have been expected to accomplish the desired result at a reasonable cost consistent with good business practices, reliability, safety and expedition. Prudent Utility Practices are not intended to be limited to the optimum practices, methods, or acts to the exclusion of all others, but rather to be acceptable practices, methods, or acts generally accepted in the Western Systems Coordinating Council region.

     (gg) "REPLACEMENT ELECTRICITY" means Base Electricity and Supplementary Electricity as required for the operations of the Smelting Facilities after utilization of all electricity generated by the Kemano Generating Station after allowance for station service, Kemano township service and transmission losses;

     (hh) "SINGLE CONTINGENCY OUTAGE" means an outage, exceeding one hour in duration, of BC Hydro's System that has the effect of preventing, hindering or delaying the Province in delivering or providing Replacement Electricity in accordance with this Agreement and that would not have had that effect if BC Hydro's supply to Alcan were designed and constructed to a double contingency standard according to Prudent Utility Practices, but for greater certainty excludes an outage caused by Alcan or by the manner in which Alcan's System is operated and maintained that would have caused the outage even if BC Hydro's supply to Alcan had been designed and constructed to a double contingency standard.

     (ii) "SMELTING FACILITIES" means the existing aluminum smelting facilities at Kitimat, B.C., and includes all modifications thereto and repairs and replacements thereof, and when constructed, the New Smelter;

     (jj) "START-UP OF THE NEW SMELTER" means the date of initial operation of the New Smelter at a load level which requires delivery hereunder of all or part of the Base Electricity to the Smelting Facilities in addition to utilization of all electricity generated at the Kemano Generating Station;

     (kk)   "SUBSTITUTION PERIOD" means the period commencing on the later of:

        (i) the date of commencement of delivery of electricity under the Eligible Sale, or

        (ii)   the Supply Commencement Date,

        until the earlier of:

        (iii)  termination of the Eligible Sale; or

        (iv) the date when Alcan has again exercised its right in respect of a subsequent Eligible Sale and the Substitution Period applicable thereto has commenced; or

        (v)   the expiration of the Supply Period;

     (ll) "SUPPLEMENTARY ELECTRICITY" means electricity supplied as part of the firming services provided by the Province through BC Hydro, as agent for the Province, to Alcan, which is designed to increase Alcan's firm energy at Kitimat by 60 AvMW;

     (mm) "SUPPLEMENTARY ELECTRICITY PRICE" means the price payable by Alcan to the Province for Supplementary Electricity pursuant to section 7.3;

     (nn)   "SUPPLY COMMENCEMENT DATE" means a date specified by Alcan under section 5, but to be not earlier than January 1, 2003.

     (oo) "SUPPLY PERIOD" means the period from and including the Supply Commencement Date to and including the earlier of (i) December 31, 2023 and (ii) the date when this Agreement is terminated;

     (pp) "SYSTEM" shall include all water storage, hydraulic, electrical generation, transmission and distribution facilities comprising either Alcan's System or BC Hydro's System, as the context requires, and "Systems" means both Alcan's System and BC Hydro's System;

     (qq)   "T" or "TONNE" means a metric tonne;

     (rr)    "YEAR" means a calendar year.

1.2 INTERPRETATION. Grammatical variations of any defined terms have similar meaning; words importing the singular number include the plural and vice versa where the context requires; the division of this Agreement into separate sections, and subsections, and the insertion of headings, are for convenience of reference only and do not affect the interpretation of this Agreement. Words and phrases having well known trade or technical meanings will be given those meanings, unless otherwise defined herein.

2.     GENERAL OBLIGATIONS

2.1 SUPPLY. Subject to the terms and conditions of this Agreement, the Province shall supply Replacement Electricity, which the Province assures Alcan as being continuously available to Alcan to meet its load requirements for the Smelting Facilities, after giving effect to the provisions of section 2.6. The Province is not obliged to supply Replacement Electricity until Start-Up of the New Smelter occurs. The Province confirms its appointment of BC Hydro as agent of the Province for the purpose of administering the performance of this Agreement by the Province. The Province may change its agent for this purpose with Alcan's written approval, such approval not to be withheld or delayed unreasonably.

2.2 SPECIFICATION. Replacement Electricity shall be in the form of 3 phase alternating current at a nominal frequency of 60 Hertz and at a nominal voltage of 287 kV. The voltage variation at the Point of Delivery shall be not more than 10% from the nominal voltage, except during contingency or emergency conditions.

2.3 PROTECTIVE AND CONTROL EQUIPMENT. Alcan shall install, repair and maintain, at its cost, on the Alcan System protective and control equipment required in the reasonable opinion of BC Hydro and in accordance with Prudent Utility Practices.

2.4 POINT OF DELIVERY. Subject to this Agreement, the Province shall make the Replacement Electricity available to Alcan at the Point of Delivery.

2.5 TITLE AND RISK. Title to and risk of loss in respect of the Replacement Electricity shall pass from the Province to Alcan at the Point of Delivery.

2.6    USE OF REPLACEMENT ELECTRICITY.  Alcan agrees that throughout the Supply
      Period:

      (a) Alcan shall use all electricity generated at the Kemano Generating Station to meet the requirements of the Smelting Facilities prior to using any Base Electricity;

      (b) Alcan shall use the full amount of the Base Electricity to meet the requirements of the Smelting Facilities before using any of the Supplementary Electricity;

      (c) Alcan shall use the full amount of the Base Electricity to meet the requirements of the Smelting Facilities before using electricity obtained from any third party; and

      (d) Alcan shall use the Replacement Electricity only to meet the requirements of the Smelting Facilities, and Alcan shall not sell, exchange or otherwise market any of the Replacement Electricity, without the prior written consent of the Province, which consent may be withheld arbitrarily and in the sole discretion of the Province.

2.7 OTHER AGREEMENTS. Alcan warrants that from and after the Supply Commencement Date it will not be bound by any agreement or commitment for the delivery of electricity generated at the Kemano Generating Station to any other person during the Supply Period that contravenes Alcan's obligations under section 2.6.

3.     BASE ELECTRICITY

      Subject to the terms of this Agreement, commencing on the Supply Commencement Date, and thereafter during the Supply Period, the Province shall make available for sale and delivery to Alcan, and, as Alcan requires, shall sell and deliver in accordance with Prudent Utility Practices, and Alcan shall purchase, accept delivery of and pay for, the Base Electricity at delivery rates not exceeding 115 MW and in consideration of payment of the amount determined under section 7.2. Nothing in this Agreement obliges Alcan to purchase, accept delivery of or pay for all or any part of the Base Electricity not taken by Alcan.

4.     FIRMING SERVICES

4.1 PROVISION OF SUPPLEMENTARY ELECTRICITY. Subject to the terms of this Agreement, commencing on the Supply Commencement Date, and thereafter during the Supply Period, the Province will provide Alcan with the Supplementary Electricity to firm up Alcan's electric energy in accordance with the terms of this section 4 and in consideration of payment of the amount determined under section 7.3.

4.2 GENERATION SCHEDULES. Alcan shall deliver to BC Hydro a weekly schedule showing its anticipated generation at the Kemano Generating Station and its consequent requirements for Supplementary Electricity hereunder, in each case for the following week. Each party shall designate and identify to the other party a person or persons responsible for the delivery and receipt of scheduling information.

4.3 OPTIMIZATION. The Designated Scheduling Representatives shall exchange scheduling information for the purpose of optimizing the combined generation output of the Systems in accordance with terms set out in this section 4 and Prudent Utility Practices.

4.4 LIMITED AUTHORITY. The Designated Scheduling Representatives have no authority to amend this Agreement or to determine any matter which affects the ownership of either of the Systems or the right of Alcan and BC Hydro at all times to have actual physical control and independent possession of their respective Systems.

4.5 SYSTEM TITLE/RISK/RESPONSIBILITY. Each party continues to have title to, and risk and responsibility for, its own System, and the other party assumes no proprietary interest in, or risk or responsibility whatsoever for, the other party's System.

4.6 PROVINCE'S OBLIGATIONS FOR SUPPLEMENTARY ELECTRICITY. The Province shall provide electricity to Alcan, at times, rates and in amounts as agreed by the parties, except that:

      (a) during any hour the Province is not obligated to deliver any more than 60 MW; and

      (b) during the course of any Year the Province is not obligated to provide more than 60 AvMW, less the amount of electricity generated at the Kemano Generating Station in accordance with section 4.7 that is in excess of 780 AvMW, or such other value as is agreed between the parties as representative of the firm capability of the Kemano Generating Station.

4.7    ALCAN OBLIGATIONS.  Alcan shall:

      (a) make all reasonable efforts to adjust the timing of its generation, and to adjust its maintenance schedules, in response to requests from BC Hydro and to operate Alcan's System in a manner that permits optimization of the combined generating output of the Systems, all subject to requirements for public safety, flood control and fisheries protection, and to the provisions of Alcan's applicable licences and permits; and

      (b) make all reasonable efforts to maintain and repair Alcan's System in accordance with Prudent Utility Practices.

5.     NOTICE OF COMMENCEMENT

5.1 NOTICE OF SUPPLY COMMENCEMENT. Alcan may give the Province not later than January 1, 2007 notice specifying a Supply Commencement Date that is not earlier than January 1, 2003 and not later than January 1, 2010. Alcan may give the Province further notice at any time or from time to time thereafter specifying a change in the Supply Commencement Date to a date that is not more than 90 days earlier or later than the date first specified by Alcan pursuant to this section 5.1. If Alcan gives notice specifying a Supply Commencement Date and commences construction of the New Smelter and Start-Up of the New Smelter is delayed due solely to Force Majeure, of which Alcan gives prompt notice to the Province, then the Supply Commencement Date will be deferred to the extent of that delay.

5.2 CONFIRMATION. Alcan shall confirm the Supply Commencement Date by not less than 30 days' prior notice to the Province, and such notice shall include Alcan's estimate of its scheduling requirements during initial operation of the New Smelter.

5.3 EARLY TERMINATION. This Agreement terminates with effect from January 1, 2010 unless:

      (a) Start-Up of the New Smelter and the Supply Commencement Date occurs on or before January 1, 2010; or

      (b) Alcan has commenced construction of the New Smelter on or before January 1, 2007 and thereafter Start-Up of the New Smelter is delayed solely due to Force Majeure.

5.4 NEW SMELTER APPROVAL. If Alcan makes submissions to governmental authorities of the Province necessary to commence the process for approvals required for the New Smelter on or before December 31, 1998, and despite Alcan's best efforts to comply with all requirements for such approvals, the approvals are delayed beyond December 31, 2000, the Province agrees that it will review with Alcan the Replacement Electricity schedule to identify revisions that may be appropriate to accommodate that delay and both parties agree to negotiate in good faith such revisions.

6.     METERING

6.1 METERING. The Replacement Electricity delivered hereunder shall be determined and recorded for the purpose of this Agreement by meters and metering apparatus installed by BC Hydro at a point of metering as determined by BC Hydro. Alcan shall provide BC Hydro with reasonable access to its premises, at BC Hydro's own risk and expense, for the installation and maintenance of the BC Hydro meters and metering apparatus. All amounts of electricity generated at and flowing out of the Kemano Generating Station shall be determined and recorded for the purpose of this Agreement by meters and metering apparatus at the points of metering located at the Kemano Generation Station. All amounts of electricity flowing into and out of the Kitimat Substation shall be determined and recorded for the purpose of this Agreement by meters and metering apparatus at the points of metering at that substation. Measurement, directly or indirectly, of the kilovolt-amperes, kilowatt hours, or other factors or quantities at the meters supplied by each of the parties shall be the responsibility of the parties supplying those meters.

6.2 METERING STANDARDS. The Electricity and Gas Inspection Act(Canada), as revised from time to time and the regulations made thereunder shall govern the metering carried out under this Agreement. The parties acknowledge that Alcan and BC Hydro may test, calibrate, remove and change their respective metering equipment at any reasonable time. Each party shall be entitled to have a representative present at any test or calibration by the other party.

6.3 METER FAILURE. If the metering equipment supplied by either of the parties fails to register correctly or for any reason meter readings are unobtainable, the amount of electricity shall be estimated by the party responsible for such equipment from the best information available and such estimate, except in the case of manifest error, shall for billing purposes have the same force and effect as an exact meter reading. Each of the parties will cooperate with the other in providing access to their meters and metering apparatus for the purpose of periodic testing of accuracy and reliability.

7.     PRICE

7.1 PRICES. The Base Electricity Price and Supplementary Electricity Price shall be determined, and the amount payable shall be calculated, in accordance with the provisions of this section 7.

7.2    BASE ELECTRICITY PRICE

7.2.1 LME BASED PRICE. Subject to section 7.2.2, the Base Electricity Price is calculated as:

      LME Price multiplied by the Applicable Factor
      ---------
      14.45MWh/t

Alcan shall pay the Province for Base Electricity delivered in each Month during the Supply Period an amount equal to the Base Electricity Price multiplied by the amount of Base Electricity taken by Alcan, expressed in MWh.

7.2.2  MOST FAVOURED NATION PROVISION.

      (a) If at any time after the date of this Agreement and before expiry of the Supply Period, an Eligible Sale is entered into, the Province shall give prompt notice to Alcan setting out the terms thereof.

      (b) Within 60 days after delivery of a notice under subparagraph (a) above, Alcan may give notice to the Province that Alcan wishes to take delivery of electricity under this Agreement on Adapted Terms, and setting out Alcan's proposed Adapted Terms.

      (c) Within 60 days after receipt by the Province of notice under subparagraph (b), the Province shall give notice to Alcan of the Province's proposed Adapted Terms, if and to the extent different from those proposed by Alcan.

      (d) The parties shall negotiate promptly, reasonably and in good faith and endeavour to agree upon Adapted Terms and to record them in writing in an agreement between the parties and those Adjusted Terms shall apply to the delivery and provision of electricity under this Agreement for the duration of the Substitution Period. If the parties are unable to agree upon Adapted Terms within 60 days after notice is given by the Province to Alcan under subparagraph (c) above, all unresolved Adapted Terms will be determined by a person (the "EXPERT") appointed by written agreement between the parties, or if the parties do not so agree within 15 days after notice by one party to the other party requesting such appointment and nominating a person for that purpose, then the Expert will be appointed by a judge of the Supreme Court of British Columbia upon application of either party pursuant to the Commercial Arbitration Act, as revised from time to time.

      (e)   In determining Adapted Terms, the Expert:

         (i)   shall establish procedures that the Expert considers necessary;

         (ii) shall afford each party equal treatment and opportunity in the presentation of its position on matters to be resolved; and

         (iii)  shall make his or her determination at Vancouver British
              Columbia.

      (f)   The parties shall:

         (i)   comply with the procedures established by the Expert; and

         (ii) bear in equal proportions the fees and expenses of the Expert and otherwise bear their own expenses incurred in relation to the establishment of the Adapted Terms.

      (g) A determination of Adapted Terms by the Expert is binding on the parties, except as otherwise provided in subparagraph (i) below.

      (h) For greater certainty the parties acknowledge and agree that any Adapted Terms will include, for the benefit of Alcan, the unrealized value of the discounts described in section 1.1(d);

      (i) Within 30 days after the Expert has determined Adapted Terms and communicated that determination in writing to both parties, Alcan, by written notice to the Province, may elect to revoke its notice under subparagraph (b) above, and failing delivery within that 30 day period of a notice of revocation, the Adapted Terms determined by the Expert shall apply to the delivery and provision of electricity under this Agreement for the duration of the Substitution Period. If notice of revocation is given as aforesaid, those Adapted Terms will not apply and this Agreement shall continue in full force and effect in accordance with the terms and conditions herein contained.

      (j) If Adapted Terms are not agreed or established in accordance with this Section 7.2.2 before the commencement of the Substitution Period, the parties shall continue to perform their respective obligations under this Agreement in accordance with the terms and conditions herein set out until the Adapted Terms are so agreed or established, whereupon the Adapted Terms will be applied retroactively to the beginning of the Substitution Period and the parties shall make whatever adjustments are necessary between them to give effect thereto. Any such adjustments shall be included in and form part of the Adapted Terms.

      (k) Upon expiry of the Substitution Period, and provided the Supply Period is continuing, the parties shall continue to perform their obligations under this Agreement in accordance with the terms and conditions herein set out.

7.2.3 CURRENCY EXCHANGE. For the purpose of determining the LME Price, a daily quoted price expressed in U.S. dollars will be converted to Canadian dollars at the rate of exchange quoted by the Bank for same the day as the day for which the price is quoted, or if that day is not a Business Day, then for the next following Business Day.

7.3    FIRMING SERVICES CHARGE

      Alcan shall pay the Province for Supplementary Electricity during the Supply Period the sum of CAD $75,000 per Month.

8.     BILLING AND PAYMENT

8.1 PAYMENT TERMS. As soon as practicable following the last day of each Month, the Province shall send Alcan an invoice setting out the amount payable to the Province by Alcan for Replacement Electricity under this Agreement during the immediately preceding Month. On or before the 20th day of the next following Month (or if that day is not a Business Day, then on the Business Day next following that day), Alcan shall pay the Province the amount set out in such invoice. Payment shall be made in full without set-off or withholding, except as expressly provided in this Agreement or agreed in writing between the parties.

8.2 DISPUTED INVOICES. If Alcan disputes all or any part of an invoice, Alcan shall pay the entire invoice in full on the payment date specified in section 8.1, together with notice of dispute, including reasonable particulars. If it is determined subsequently by agreement or arbitration hereunder that all or part of the invoice was not then due, the Province shall pay Alcan interest thereon at a rate per annum equal to the Prime Rate plus 2%, calculated daily and compounded monthly, from the date of payment to the date on which payment was properly due or the date on which any overpayment is repaid to Alcan, whichever is earlier.

8.3 PLACE OF PAYMENT. All payments by Alcan for Replacement Electricity shall be made in Canadian dollars at par to an office or banker of the Province, as the Province may direct, at Vancouver, British Columbia;

8.4 LATE PAYMENT. If any payment required to be made by Alcan hereunder is not paid when due, Alcan shall pay to the Province interest thereon at a rate per annum equal to the Prime Rate plus 2%, calculated daily and compounded monthly, from the due date of payment until payment is made.

8.5 TAXES. The Base Electricity Price and the Supplementary Electricity Price are expressed herein exclusive of all applicable federal and provincial sales and excise taxes, and Alcan shall pay all such taxes in accordance with applicable law from time to time.

9.     FORCE MAJEURE

9.1 PERFORMANCE EXCUSED. If either party is prevented, hindered or delayed in performing any obligation under this Agreement by the occurrence of an event of Force Majeure, performance by that party of such obligation shall be excused to the extent that it is so prevented, hindered or delayed until such cause has been removed or overcome.

9.2 NOTICE. A party excused under this section 9 from performance of any obligation, or reasonably anticipating that it will be so excused, shall give notice to that effect promptly to the other party.

9.3 MITIGATION. A party prevented, hindered or delayed shall make reasonable efforts to remove or overcome the cause of the prevention, hindrance or delay as soon as is practicable. Nothing contained in this Agreement requires a party to settle any strike, lock-out or labour dispute in which it may be involved or to accept any permit, licence, contract or authorization necessary for the performance of this Agreement containing terms and conditions which a party determines, in its good faith and judgement, are unacceptable to it.

10.    LIABILITY

10.1 ALCAN DEFAULT. If Alcan fails to pay an amount awarded to the Province by way of a final and binding award in an arbitration hereunder, or by way of a final judgement of a court of competent jurisdiction, in either case in respect of which all rights of appeal have been exercised and exhausted or the time for doing so has expired, and that failure continues for a period of not less than 90 days after written notice thereof is given by the Province to Alcan, then the Province, without prejudice to, or restricting the exercise of, any other right or remedy available to the Province in respect of that failure, at any time thereafter for so long as the failure continues, may, on not less than 5 days prior written notice, suspend the delivery and provision of Replacement Electricity hereunder, or, whether or not it has first so suspended such delivery and provision of Replacement Electricity, terminate this Agreement by written notice to Alcan.

10.2 PROVINCE DEFAULT. If the Province fails to deliver and provide Replacement Electricity in breach of this Agreement, then except to the extent caused or contributed to by Alcan's failure to exercise all reasonable measures to mitigate its loss and damage, Alcan may recover from the Province the following loss and damage suffered or incurred by Alcan as a result of that breach:

      (a) damage to, or loss or destruction of, tangible property forming part of the Smelting Facilities;

      (b) the incremental cost to Alcan of obtaining electricity to replace the Replacement Electricity that the Province fails to deliver or provide hereunder; and

      (c) the actual cost to Alcan of lost production at the Smelting Facilities less the avoided costs of production thereof.

      Alcan will give the Province access to, and a reasonable opportunity to audit Alcan's records of the foregoing loss and damage.

10.3 INDEMNIFICATION FOR THIRD PARTY CLAIMS. Each party (in this section 10.3 called the "indemnitor") shall indemnify and hold harmless the other party, its employees and agents (in this section 10.3 called collectively the "indemnitee") for all claims, demands, actions, causes of action, suits, and proceedings brought against the indemnitee by any third person for damages for personal injury or property damage caused by the negligent act or omission of, or breach of this agreement by, the indemnitor, its employees or agents while in, on or about the premises of the indemnitee under or in relation to this Agreement.

10.4 CONSEQUENTIAL DAMAGES EXCLUDED. Except only as provided in section 10.2 but otherwise notwithstanding any other provision of this Agreement, neither party is liable to the other party, in contract, tort (including but not limited to negligence) or under any other theory of law, under or in relation to this Agreement for any loss of production, revenue, profit, market or opportunity, or special, punitive, incidental, indirect or consequential damage suffered or incurred by the other party.

10.5 REMEDIES EXCLUSIVE. Except as otherwise herein provided expressly, for any breach or default hereunder for which an express remedy or measure of damages is provided herein, that express remedy or measure of damages is the sole and exclusive remedy or measure of damages applicable to that breach or default, and all other remedies or damages at law or in equity are waived expressly by each party in respect of that breach or default.

11.    DISPUTE RESOLUTION

11.1 ARBITRATION. Subject to section 11.3, all disputes arising out of or in connection solely with this Agreement shall be referred to and finally resolved by arbitration administered by the British Columbia International Commercial Arbitration Centre pursuant to its Rules. The number of arbitrators is three. The place of arbitration is Vancouver, British Columbia.

11.2 ALTERNATIVE AD HOC ARBITRATION. If at the time a dispute arises, the British Columbia International Commercial Arbitration Centre or a successor, does not exist, or its Rules do not provide for an administered arbitration, then that dispute will be referred to and finally resolved by arbitration under the Commercial Arbitration Act, as revised from time to time. The number of arbitrators is three and the place of arbitration is Vancouver, British Columbia.

11.3 INTERIM/CONSERVATORY RELIEF. The agreement of the parties to arbitrate disputes does not prevent a party, pending an arbitral award on the merits of the dispute, from recourse to any court of competent jurisdiction for the purpose only of obtaining interim and conservatory relief or enforcing any arbitral award.

12.    GENERAL

12.1 NOTICES. All notices, requests and other communications required or permitted to be given under this Agreement must be in writing and delivered by hand as follows:

     To Alcan:

      Alcan Aluminium Limited
      1188 Sherbrooke Street West
      Montreal, Quebec, H3A 3G2
      Attention: Chief Legal Officer

      To the Province:

      Deputy Attorney General
      1001 Douglas Street
      Victoria, British Columbia V8V 1X4

      and to:

      British Columbia Hydro and Power Authority
      333 Dunsmuir Street
      Vancouver, British Columbia V6B 5R3
      Attention: General Counsel

or to such other address as may be given by notice as aforesaid by the particular party, and will be deemed to have been given on the date of delivery.

12.2 CHOICE OF LAW. This Agreement will be governed by and construed in accordance with the applicable laws of Canada and of the Province of British Columbia.

12.3 JURISDICTION. For the purpose of section 11.3, the courts of the Province of British Columbia, and courts to which appeals therefrom may be taken, have non-exclusive jurisdiction in respect of any action, suit or proceeding arising out of or relating to this Agreement, and the parties irrevocably and unconditionally attorn to the jurisdiction of those courts in respect of any such action, suit or proceeding.

12.4   ASSIGNMENT.

12.4.1 This Agreement may not be assigned by either party without the prior written consent of the other party, save and except that this Agreement may be assigned, on notice, but without consent:

      (a)    by the Province to BC Hydro or to Powerex;

      (b) by Alcan to a lender or lenders by way of security to secure financing obtained for the purpose of the design, construction and operation of the New Smelter; and

      (c) by Alcan to any person or persons who acquire from Alcan all or a part of the Smelting Facilities.

12.4.2 The right of either party to assign this Agreement with consent or on notice only as provided in section 12.4.1 is subject to the condition that the assignee, concurrently with the assignment, shall have entered into an agreement with the non-assigning party, in form and substance acceptable to the non-assigning party, acting reasonably, under which the assignee agrees to become a party to and bound by this Agreement.

12.4.3 No assignment to a Permitted Assign relieves the assigning party of its liability for the performance and observance of its obligations hereunder by it and by the Permitted Assignee, unless otherwise expressly agreed in writing by the non-assigning party.

12.5 SEVERABILITY. If any part of this Agreement is declared or held invalid for any reason, that invalidity does not affect the validity of the remainder which continues in full force and effect and must be construed as if this Agreement had been executed without the invalid portion and it is hereby declared the intention of the parties that this Agreement would have been executed without reference to any portion which may, for any reason, be hereafter declared or held invalid.

12.6 NON-WAIVER. No waiver of any provision of this Agreement is enforceable, unless in writing and no such waiver will be deemed to, or will, constitute a waiver of any other provision of this Agreement, nor will any such waiver constitute a continuing waiver, unless otherwise expressly provided therein.

12.7 FURTHER ASSURANCES. Each party will do all things necessary, within its lawful capacity, directly and indirectly, through its subsidiaries, agents and representatives, to validate, make effective and give full force and effect to this Agreement, and to implement the transactions contemplated by this Agreement. The foregoing does not require the Province to do anything that would have the effect of fettering any statutory power.

12.8 COMPLIANCE WITH APPLICABLE LAW. Each party, in performing their obligations under this Agreement, shall comply with all applicable laws of the Province of British Columbia and the laws of Canada applicable therein.

12.9 SURVIVAL OF ALCAN OBLIGATIONS. Nothing in this Agreement relieves Alcan of any obligation that it may now or hereafter have under any agreement or law binding upon Alcan to deliver electricity to, or otherwise assist BC Hydro in emergency circumstances.

12.10 CURRENCY. All amounts of money stated herein are expressed in Canadian dollars unless otherwise stated.

12.11 ENTIRE AGREEMENT. This Agreement is the entire agreement between the parties relative to the subject matter hereof.

12.12 AMENDMENT. This Agreement may be amended only by an instrument in writing signed by the parties.

12.13 ENUREMENT. This Agreement is binding upon and enures to the benefit of the Province and its Permitted Assigns and is binding upon and enures to the benefit of Alcan its successors and Permitted Assigns.

IN WITNESS WHEREOF this Agreement has been executed and delivered by the parties on the day and year first above written.

                                         HER MAJESTY THE QUEEN IN RIGHT
                                         OF THE PROVINCE OF BRITISH
                                         COLUMBIA, as represented by the
                                         Minister of Education, Skills and
                                         Training
                                         Per: (signed) Paul Ramsey
                                              Minister of Education, Skills and
                                              Training and Minister responsible
                                              for the Industrial Development Act

Witness:                                 ALCAN ALUMINIUM LIMITED

(signed)----------------------------     Per: (signed)
Signature                                     Jacques Bougie, President and
                                              Chief Executive Officer

------------------------------------
Name Lorne D. Peterson
------------------------------------
Address Bowen Island, British Columbia

                                  SCHEDULE 2B

                            [Reference Section 2.2]

                MEMORANDUM OF CONSENT AND AGREEMENT PURSUANT TO
                  THE LONG-TERM ELECTRICITY PURCHASE AGREEMENT

Date:      August 5, 1997

Parties: British Columbia Hydro and Power Authority ("BC Hydro") and Alcan Aluminium Limited ("Alcan")
Reference: Long-Term Electricity Purchase Agreement made as of February 27, 1990
           ("Agreement")

1. DEFINITIONS. Words and phrases defined in the Agreement and used in this Memorandum have the meanings given in the Agreement, unless otherwise defined herein. "North Coast Interconnect" means a point of delivery on BC Hydro's System that is south or west of its Skeena substation, at transmission voltage (above 69kV), including Alcan's Kitimat busbar. "COB" means the California Oregon Border (COB) Interconnect, being a point on the interconnected transmission system in the United States where the high voltage AC transmission lines of the Pacific Northwest interconnect with those of California at the California -- Oregon Border.

2. AGREEMENT CONFIRMED. Pursuant to section 16.1 of the Agreement, the parties confirm that the Effective Date of the Agreement is January 1, 1995, and that the Agreement is in full force and effect in accordance with its terms and conditions. Each party will abide by the Agreement, including this Memorandum.

3. AMOUNT OF ELECTRICITY Pursuant to section 6 of the Agreement, the parties acknowledge and agree that each of them has fulfilled its respective obligations under the Agreement to and including December 31, 1996. The parties further acknowledge and agree that:

      (a) the amount of electricity required to be purchased and sold under the Agreement during 1997 is 140 AvMW; and

      (b) the amount of electricity required to be purchased and sold under the Agreement from and after January 1, 1998 for the remaining term of the Agreement is 307 AvMW, subject to the exercise of recall rights thereunder.

4. 167MW POINT OF DELIVERY. Pursuant to section 4 of the Agreement, Alcan, by written notice to BC Hydro given at any time on or before September 30, 1997, may elect to change the Point of Delivery under the Agreement so that effective January 1, 1998 167 AvMW is delivered at COB. This right may be exercised once only and upon exercise, is irrevocable, unless BC Hydro and Alcan otherwise agree in writing.

5. ALTERNATE 167MW ARRANGEMENT. Pursuant to section 4 of the Agreement, BC Hydro will consent to an arrangement ("Alternate 167 Arrangement") under which 167 AvMW of electricity required to be sold and delivered by Alcan under the Agreement, forming part of its total obligation of 307 AvMW, may, at the request of Alcan, be supplied by another person ("Alternate 167 Supplier") to BC Hydro at either COB or the North Coast Interconnect , subject to the following conditions:

      (a) Alcan shall prepare a list of qualified and reliable proposed Alternate 167 Suppliers for review with, and approval by, BC Hydro and BC Hydro will not unreasonably withhold, or delay by more than 5 business days, the approval of any proposed Alternate 167 Supplier;

      (b) the Alternate 167 Supplier will be a person selected by Alcan from those on the list approved under subparagraph (a);

      (c) the Alternate 167 Arrangement shall take effect at any time on or after January 1, 1998, and shall continue for the duration of the term of the Agreement;

      (d) the Alternate 167 Arrangement may be made with no more than one Alternate 167 Supplier, unless otherwise agreed between BC Hydro and Alcan;

      (e) if requested by BC Hydro, the Alternate 167 Supplier shall agree in writing with BC Hydro to be bound by the Agreement , subject to adjustments described in section 7;

      (f) notwithstanding the Alternate 167 Arrangement, unless BC Hydro exercises its right under subparagraph (h) below, Alcan shall continue to be liable for the full and proper observance and performance from and after the date on which the Alternate 167 Arrangement takes effect of all the obligations of Alcan and the Alternate 167 Supplier under the Agreement, including the Alternate 167 Arrangement;

      (g) Alcan shall give BC Hydro not less than 30 days prior written notice of Alcan's intent to enter into the Alternate 167 Arrangement, including identification of the proposed Alternate 167 Supplier and all terms and conditions of the proposed Alternate 167 Arrangement;

      (h) BC Hydro, by written notice to Alcan given within 30 days after receipt of notice from Alcan under paragraph (g) above, may elect to require, in lieu of the Alternate 167 Arrangement, that Alcan's obligation to sell and deliver, and BC Hydro's obligation to purchase and pay for, 307 AvMW of electricity under the Agreement from and after the date of first delivery under the Alternate 167 Arrangement is reduced by an amount equal to 167 AvMW in consideration of the payment, on the same terms as apply to the Alternate 167 Arrangement, by BC Hydro to Alcan of an amount equal to the consideration that would have been payable by the Alternate 167 Supplier to Alcan under the Alternate 167 Arrangement, plus CAD $100,000 to be applied to compensate and reimburse the Alternate 167 Supplier in respect of costs incurred by it in relation to the bidding, negotiation and settlement of the Alternate 167 Arrangement.

6. ALTERNATE 140MW ARRANGEMENT. Pursuant to section 4 of the Agreement, BC Hydro confirms that it will consent to an arrangement ("Alternate 140 Arrangement") under which the Point of Delivery of 140 AvMW of electricity required to be sold and delivered by Alcan under the Agreement, forming part of its total obligation of 307 AvMW, will be changed to COB and supplied by another person ("Alternate 140 Supplier") to BC Hydro at COB during a period commencing on a date ("140 Commencement Date") specified by Alcan, but not earlier than January 1, 2003, and expiring December 31, 2014, subject to the following conditions:

      (a) Alcan shall prepare a list of qualified and reliable proposed Alternate 140 Suppliers for review with, and approval by, BC Hydro and BC Hydro will not unreasonably withhold or delay by more than 5 business days the approval of any proposed Alternate 140 Suppliers;

      (b) Alcan will solicit bids from proposed Alternate 140 Suppliers on the list approved under sub-paragraph (a);

      (c) Alcan will give BC Hydro a copy of the request for bids, all addenda, and a copy of any bid received that Alcan intends to accept;

      (d) the request for bids will require that, if requested by BC Hydro, the successful bidder shall agree in writing with BC Hydro to be bound by the Agreement, subject to adjustments desired in section 7;

      (e) not later than November 1, 1999, Alcan shall give BC Hydro written notice of its intent either to:

           (i)   reject all bids received; or

           (ii) accept one bid, and specifying the bid that Alcan intends to accept;

      (f) if Alcan gives notice of its intent to reject all bids received, then Alcan shall continue to sell and deliver, and BC Hydro shall continue to purchase and pay for, 140 AvMW of electricity at the North Coast Interconnect;

      (g) if Alcan gives notice of its intent to accept a bid, then BC Hydro, by written notice to Alcan, given within 30 days after receipt of notice from Alcan, may elect to require that Alcan decline the bid that it intends to accept, in which case Alcan's obligation to sell and deliver, and BC Hydro's obligation to purchase and pay for electricity under the Agreement from and after the 140 Commencement Date is reduced by an amount equal to 140 AvMW of electricity and BC Hydro shall pay to Alcan the amount that would have been payable to Alcan by the successful bidder, according to the terms of payment that would have been applicable to its bid, plus CAD$100,000 to be applied to compensate and reimburse the successful bidder in respect of costs incurred by it in relation to bidding on the 140 Alternate Arrangement;

      (h) notwithstanding any Alternate 140 Arrangement, unless BC Hydro exercises its right under subparagraph (g) above, Alcan shall continue to be liable for the full and proper observance and performance from and after the date on which the Alternate 140 Arrangement that takes effect of all the obligations of Alcan and the Alternate 140 Supplier under the Agreement, including the Alternate 140 Arrangement.

7. ADAPTED PROVISIONS. The parties shall negotiate in good faith and resolve by written agreement or failing agreement by arbitration under the Agreement adjustments necessary to the Agreement to accommodate any Alternate 167 Arrangement or Alternate 140 Arrangement, ("Alternate Arrangement") including without limitation, provisions to the effect that:

      (a) the recall provisions of section 5.4 of the Agreement will not apply to electricity supplied under an Alternate Arrangement;

      (b) the combined load factor of the total amount of electricity supplied under the Agreement, including any Alternate Arrangement, and before and after any recall rights are exercised under section
           5.4 of the Agreement, will be 95%, as provided for in section 3.2.2 of the Agreement;

      (c) the scheduling provisions under section 6 of the Agreement will apply to any Alternate Arrangement;

      (d) the water rental reimbursement provisions under section 9.1 of the Agreement will not apply to any electricity supplied under an Alternate Arrangement, or to any electricity purchased by Alcan from any third party for supply under the Agreement; and

      (e) the proportionate reduction provisions under section 11.6 of the Agreement will not apply to any Alternate Arrangement.

8. BC HYDRO ASSIGNMENT. Pursuant to section 15.1 of the Agreement, Alcan confirms its consent to any assignment by BC Hydro to another purchaser of the rights of BC Hydro to purchase and pay for electricity, if any, to be delivered at COB, provided that BC Hydro gives Alcan notice thereof and remains liable for the full and proper observance and performance from and after the date on which the assignment takes effect of all the obligations of BC Hydro and the assignee under the Agreement.

9. FURTHER ASSURANCES. Pursuant to section 16.1 of the Agreement, each party shall cooperate with the other and promptly take all such further action and do all such further things, including settlement of further provisions, as may be necessary to permit the performance hereof.

ALCAN ALUMINIUM LIMITED                            BRITISH COLUMBIA HYDRO AND POWER AUTHORITY

By:(signed)                                        By:(signed)
   Name: Jacques Bougie                               Michael Costello, President
   Office: President and Chief
   Executive Officer

                                  SCHEDULE 3A

                             [Reference Section 3]

                                  1997 AMENDMENT

      This Agreement made the 5th day of August, 1997,

BETWEEN:

           HER MAJESTY THE QUEEN IN RIGHT OF THE PROVINCE OF BRITISH COLUMBIA, represented by Minister of Education, Skills and Training and Minister responsible for the Industrial Development Act

           ("Province")

                                                               OF THE FIRST PART
AND:

           ALCAN ALUMINIUM LIMITED

           ("Alcan")

                                                              OF THE SECOND PART

WHEREAS:

A. Pursuant to the Industrial Development Act, R.S.B.C.1996, c.220, (the "Act") and Order in Council No. 2883 dated December 29, 1950 made under the authority of the Act, the Province entered into an agreement with Alcan dated December 29, 1950 (the "1950 Agreement") pursuant to which the Province granted to Alcan certain rights, including without limitation those rights represented by Conditional Water Licence No. 19847 and Permit to Occupy Crown Lands No. 3449 both dated December 29, 1950 to develop the hydroelectric power potential of the Nechako and the Nanika Rivers in British Columbia;

B. Pursuant to an agreement, the "1987 Settlement Agreement" dated September 14, 1987 between Alcan, the Province and Her Majesty the Queen in Right of Canada (the "Federal Crown") Alcan agreed to abandon in part rights granted under the 1950 Agreement, inter alia, in order to protect the sockeye and chinook salmon in the Nechako and Nanika Rivers and to facilitate the expansion of permanent industries in British Columbia;

C. Pursuant to section 2 of the Act and Order-in-Council No. 2572 dated December 24, 1987, the 1950 Agreement was amended by an agreement dated December 29, 1987 (the "1987 Amendment"), between the Province and Alcan;

D. The Province and Alcan have agreed to further amend the 1950 Agreement, as amended by the 1987 Amendment, pursuant to section 2 of the Act;

E. The entering into of this Agreement by the Province and the execution of the same by the responsible Minister has been duly authorized by Order-in-Council No. 0977 dated August 5, 1997.

NOW THEREFORE THIS AGREEMENT WITNESSES THAT in consideration of the premises and the covenants and agreements hereinafter set forth (the receipt and sufficiency of which is hereby acknowledged), the Province and Alcan hereby covenant and agree as follows:

1.     DEFINITIONS

      For the purposes of this Agreement:

      (a) "1987 Settlement Agreement" means the agreement entered into between Alcan, the Federal Crown and the Province dated September 14, 1987;

      (b) "Kemano Completion Project" means the Works and proposed Works comprised in the hydroelectric project with that name, including:

           (i) the plans, descriptions and other documents pertaining to components of that hydroelectric project that are filed with the Province by or on behalf of Alcan; and

           (ii) the Works and proposed Works comprised in the Kenney Dam Release Facility (as defined in the 1987 Settlement Agreement);

      (c) "Nechako River" means the Nechako River in British Columbia and includes all streams and lakes tributary thereto;

      (d) "Works" means "Works" as defined in the 1950 Agreement, as amended by the 1987 Amendment.

2.   AMENDMENTS

2.1 The 1950 Agreement, as amended by the 1987 Amendment, is hereby further amended as follows:

      (a) the rights under the Act granted by the Province to Alcan in the first paragraph of section 1 of the 1950 Agreement, as amended by the 1987 Amendment, including those rights represented by the Conditional Water Licence No. 19847 and Permit to Occupy Crown Lands No. 3449 are hereby amended such that Alcan shall be entitled to store and to use by diversion or otherwise only those waters and to occupy only those Crown lands, identified and described in the Final Water Licence and Amended Permit appended hereto and made part hereof as Schedules "A" and "B", on the terms and conditions provided therein and in the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement;

      (b) the Province and Alcan agree that the Final Water Licence to be issued pursuant to section 2 of the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement, will be issued together with the Amended Permit in the forms attached on the date of execution of this Agreement instead of on December 31, 1999;

      (c) the Province hereby authorizes the responsible Minister to issue under the Act the Final Water Licence and Amended Permit to Alcan in the attached forms; and

      (d) the Province and Alcan agree that the assets that were constructed and partially constructed as part of the Kemano Completion Project remain Works for the purposes of the 1950 Agreement, as amended by the 1987 Agreement and by this Agreement, and will only be used in a manner consistent with the Final Water Licence.

3.   ALCAN'S FINAL WATER LICENCE

3.1 The Province and Alcan agree that the rights identified in the Final Water Licence represent the full extent of the water rights granted to Alcan under the 1950 Agreement, as amended by the 1987 Agreement and by this Agreement.

3.2 Alcan agrees that it shall observe and comply with the limitations imposed by this Agreement, and, for greater certainty, the Final Water Licence and the Amended Permit, upon any rights under the Water Act R.S.B.C. 1948, C.361, which have been conferred on Alcan pursuant to the 1950 Agreement, as amended by the 1987 Agreement and by this Agreement.

4.   MISCELLANEOUS

4.1 If any provision of this Agreement is invalid or unenforceable, such provision shall be severable and the remainder of this Agreement, and the 1950 Agreement, as amended by the 1987 Amendment, and all rights of Alcan granted pursuant thereto, shall remain in full force and effect.

4.2 This Agreement amends the 1950 Agreement, as amended by the 1987 Amendment, and this Agreement and the 1950 Agreement, as amended by the 1987 Amendment, shall henceforth be read together and have effect as though all the provisions in the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement were contained, mutatis mutandis, in one instrument. In particular, a reference in the 1950 Agreement, as amended by the 1987 Amendment, to the Licence or the Permit or to the Amended Licence or to the Amended Permit shall be deemed to be a reference to the Final Water Licence or the Amended Permit, as the case may be.

4.3 The 1950 Agreement, as amended by the 1987 Amendment and by this Agreement, shall continue in full force and effect and the Province and Alcan each acknowledge that they are bound by the terms and conditions of the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement.

4.4 The Province and Alcan each hereby ratify and confirm the terms and conditions of the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement, and agree to take whatever further steps are necessary in order to give full force and effect to the 1950 Agreement, as amended by the 1987 Amendment and by this Agreement, and to this Agreement.

      IN WITNESS WHEREOF the Province and Alcan have each executed this Agreement, each being duly authorized and empowered to execute this Agreement as of the day and year above written.

                                HER MAJESTY THE QUEEN IN RIGHT OF THE PROVINCE
                                OF BRITISH COLUMBIA, as represented by the Minister of Education, Skills and Training

                                Per:(signed) Paul Ramsey
                                Minister of Education, Skills and Training and
                                      Minister responsible for the Industrial
                                      Development Act
Witness:                        ALCAN ALUMINIUM LIMITED

(signed)                        Per:(signed)
Signature                       Jacques Bougie, President and Chief
                                     Executive Officer

Name Lorne D. Peterson

Address Bowen Island, British Columbia

                                  SCHEDULE 3B

                             [Reference Section 3]

                          PROVINCE OF BRITISH COLUMBIA

                           INDUSTRIAL DEVELOPMENT ACT

                              FINAL WATER LICENCE

      ALCAN ALUMINIUM LIMITED of Montreal, P.Q., is hereby authorized to store, divert and use water and to construct, maintain and operate works as follows:

(a) The sources of water supply are the Nechako River above Grand Canyon and all the streams and lakes tributary thereto.

(b) The points of storage, diversion and use, and the extent of the Nechako Reservoir, are approximately as shown on the plan marked Exhibit "A" which is attached hereto and forms part hereof.

(c)  The date from which this Licence shall have precedence is 3 August 1949.

(d) The purposes for which this Licence is issued are storage and power as set forth in an Agreement between the Government of British Columbia and the Licensee, dated 29 December 1950, as amended on 29 December 1987, and further amended on August 5, 1997 (the "1950 Agreement, as amended").

(e) (1) The maximum quantity of water which may be stored is 23,850 cubic-hectometres, of which 7100 cubic-hectometres are live storage.

     (2) The maximum rate of diversion and use for power purpose is 170 cubic-metres per second.

(f) The works may be operated to divert and use water for power purpose throughout the whole year. The works may be operated to collect water into storage throughout the whole year.

(g) This Licence is appurtenant to the land required for the powerhouse indicated on Exhibit "A".

(h) The works authorized under this Licence are those described in the 1950 Agreement, as amended.

(i) This Licence is issued in accordance with the terms of the 1950 Agreement, as amended, and supersedes Amended Conditional Water Licence No. 19847.

(j) At no time will this Licence be cancelled, nor the quantity of water that the Licensee is authorized to store, divert and use be reduced below the quantity set forth in this Licence, except in the case of default by Alcan in the performance of its obligations under sections 5 and 6 of the 1950 Agreement, as amended.

(k) In order to provide flows necessary for the protection of sockeye and chinook salmon, the Licensee is authorized to make releases into the Nechako River in accordance with the "Short Term Annual Water Allocation" as defined in the 1987 Settlement Agreement dated 14 September 1987 among Her Majesty The Queen in Right of Canada, Her Majesty The Queen in Right of the Province of British Columbia and the Licensee.

                                         (signed) Paul Ramsey
                                         Minister of Education, Skills and
                                         Training and Minister responsible for
                                         the Industrial Development Act

File: 0179602           Date Issued: August 5, 1997           Licence No. 102324

Schedule 3B
Exhibit "A"


Map Province of British Columbia

                                  SCHEDULE 3C

                             [Reference Section 3]

                                 AMENDED PERMIT

                          PROVINCE OF BRITISH COLUMBIA

                           INDUSTRIAL DEVELOPMENT ACT

            AMENDED PERMIT AUTHORIZING THE OCCUPATION OF CROWN LAND

      ALCAN ALUMINIUM LIMITED of Montreal, P.Q., being the holder of Final Water Licence No. 102324 authorizing the storage, diversion and use of the water of the Nechako River and tributaries is hereby authorized to occupy by and in connection with flooding those Crown Lands lying below the 859.54 metre (2,820 feet) contour around and adjacent to the storage reservoir above Kenney Dam tributary to the Nechako River, as shown on Exhibit "A" attached hereto and forming part hereof, and to occupy by and in connection with the construction, maintenance and operation of the works referred to in Final Water Licence No. 102324 those Crown Lands designated in an Agreement between the Government of British Columbia and the Licensee dated 29 December 1950, as amended on 29 December 1987, and as further amended on August 5, 1997 (in this Amended Permit collectively called the "Agreement"), the total having an area of 53,384 hectares (131,915 acres).

      The Licensee is authorized to use or destroy the timber on the said lands by submerging it or otherwise in accordance with the terms and conditions of the Agreement.

      This Amended Permit is appurtenant to the land to which Final Water Licence No. 102324 is appurtenant.

      The conditions relative to the rights granted under this Amended Permit are in accordance with the terms of the Agreement, to which this Amended Permit is to be attached and forms a part thereof. Amended the 5th day of August, 1997.

                                         ---------------------------------------
                                         (signed) Paul Ramsey
                                         Minister of Education, Skills and
                                         Training and Minister responsible for
                                         the Industrial Development Act
File: 0179602
Amended Permit No. 3449

Schedule 3C
Exhibit "A"

Map Province of British Columbia

                                   SCHEDULE 4

                             [Reference Section 4]

                      ESTABLISHMENT AND ADMINISTRATION OF

                   THE NECHAKO ENVIRONMENTAL ENHANCEMENT FUND

1.     ESTABLISHMENT OF THE NECHAKO ENVIRONMENTAL ENHANCEMENT FUND.

      The parties will establish and administer a Nechako environmental enhancement fund (the "Nechako Environmental Enhancement Fund") in accordance with this Schedule.

2.     ESTABLISHMENT OF ENVIRONMENTAL FUND MANAGEMENT COMMITTEE.

      The parties will establish a management committee (the "Management Committee") in accordance with this Schedule.

3.     STRUCTURE OF MANAGEMENT COMMITTEE.

      Subject to sections 4 and 6, the Management Committee will be comprised of three persons: one appointed by Alcan, one appointed by the Minister of Environment, Lands and Parks (the "Environment Minister") and one appointed by the Federal Government.

4.     PARTICIPATION OF THE FEDERAL GOVERNMENT.

      The parties will jointly request the Federal Government to participate in the Management Committee. The request will remain open if the Federal Government does not elect to participate initially. If the Federal Government chooses to participate initially by so electing within 60 days of the joint request, it will be asked to select and appoint an appropriate Federal official to the Management Committee who will be invited to chair but may elect to sit only as a member. If the Federal Government elects to participate at a later date, it may then appoint such member and the number of members of the Management Committee will be increased from three to four persons.

5.     APPOINTMENT WITHIN 90 DAYS.

      The parties will each appoint their representatives within 90 days of the execution of this Agreement. If a party fails to appoint its representative within this time period, that party will be deemed to have declined to appoint a representative, and the Management Committee will proceed with the remaining members.

6.     SELECTION OF THE THIRD MEMBER IF NO INITIAL FEDERAL PARTICIPATION.

      If the Federal Government does not choose to participate in the Management Committee within 60 days of the joint request, then a third member will be appointed as follows:

      (a) the parties will first attempt to select the third member by consensus;

      (b) if the parties are unable to agree on a mutually acceptable third member within 60 days, then the parties will immediately thereafter request the Chair of the Fraser Basin Council to appoint an appropriate third member;

      (c) the Chair of the Fraser Basin Council will be requested to appoint, within 30 days, a neutral individual with no affiliation to either party, who has appropriate experience with environmental issues and with consensus-based decision-making, who will be asked to chair the Management Committee;

      (d) in order to assist the Chair of the Fraser Basin Council in making the selection, each party will provide to the Chair of the Fraser Basin Council a list of six potential members who meet the requirements of sub-section 6(c) and who are willing and able to sit as a member; and

      (e) if the selected person subsequently becomes unable to serve, then the parties will request the Chair of the Fraser Basin Council to select a replacement member using the process set out in this section 6.

7.     APPOINTMENT/REPLACEMENT OF CHAIR.

      If no member accepts the Chair on appointment or if the Chair resigns that position, the initial or replacement Chair will be selected by majority vote of the members.

8.     MANAGEMENT COMMITTEE WORKING PROCEDURES.

      The Management Committee will develop and implement its internal working procedures and the terms under which the Nechako Environmental Enhancement Fund will be established and administered, subject to the following basic requirements:

      (a) all meetings will be called by the Chair or any two members and all members must be given reasonable notice of all meetings;

      (b) a quorum of the Management Committee will be two members, unless the management Committee consists of only one member, in which case quorum will be one; and

      (c) the Management Committee will seek to reach decisions by consensus but if the majority concludes that, despite reasonable efforts, consensus cannot be reached, then decisions will be made by majority vote.

9.     COSTS OF THE MANAGEMENT COMMITTEE.

      Each party will be responsible for the costs of the participation of its representative on the Management Committee and will share equally:

      (a)    the costs of operation of the Management Committee; and

      (b)    the costs of preparing the report referred to in section 12;

up to an aggregate amount of $500,000, or such greater amount as may be agreed to in writing by the parties, provided that if any payment by the Province is delayed due to a need for statutory appropriation, Alcan's obligation to make a payment hereunder, and the Federal Government's obligation should it choose to participate, will be delayed for the corresponding period. If it chooses to participate, the Federal Government will also be responsible for the costs of the participation of its representative and a proportionate share of the costs under (a) and (b) above. However, if the third member must be selected under the provisions of section 6, then the parties will share equally the reasonable costs of the participation of the third member.

10.    PURPOSES OF THE MANAGEMENT COMMITTEE.

      The purpose of the Management Committee is to review, assess and report on options that may be available for the downstream enhancement of the Nechako watershed area. These options may include, but are not limited to, the development of a water release facility at or near the Kenney Dam, or the use of the Nechako Environmental Enhancement Fund for other downstream enhancement purposes.

11.    CONSULTATION PROCESS.

      The Management Committee will consult with the Nechako Watershed Council, if formed, and any other stakeholders that the Management Committee considers appropriate. The Management Committee may approve funding for consultation purposes up to an amount of $100,000 a year. Alcan and the Province will share equally the cost of such approved funding unless the Federal Government chooses to participate in the Management Committee, in which case the Federal Government will be responsible for a proportionate share of the cost of approved funding.

12.    MANAGEMENT COMMITTEE REPORTS.

      As soon as practicable after carrying out the consultation pursuant to section 11, the Management Committee will complete and deliver a report to the Province, Alcan and such other parties as appropriate, which report will include:

      (a) its decision on the appropriate options for downstream enhancement of the Nechako watershed area;

      (b) a plan for the implementation of each of the selected options, including the identification of the appropriate party or parties to implement the options;

      (c) an independent report for each selected option providing a detailed estimate of the costs for implementation of the option, including any ongoing costs associated with the option;

      (d) a program for the use of the funding described in section 15 below to meet the costs of each of the selected options and to provide for financial and project reporting.

13.    DECISIONS BINDING ON THE PARTIES.

      Subject to the financial arrangements described below in section 15, and the other terms of this Schedule, the decisions of the Management Committee will be binding on the parties.

14.    FORMATION OF THE NECHAKO WATERSHED COUNCIL.

      Immediately following the execution of this Agreement, the Province will help to facilitate the formation of the Nechako Watershed Council (the "Council"), in order to provide advice to the Management Committee on the uses and priorities of the Nechako Environmental Enhancement Fund.

15.    ALCAN'S FINANCIAL CONTRIBUTION.

      Funding of each of the selected options will be drawn down as required to meet the cash flow needs of the expenditure program established by the Management Committee for that option as provided in the report. Within 7 days after each contribution has been made into the Nechako Environmental Enhancement Fund by another person of 50% of each draw down for an option, Alcan will make a matching contribution into the Nechako Environmental Enhancement Fund. The aggregate and cumulative maximum of Alcan's contributions will be CAD$50,000,000 including any costs incurred by Alcan under section 9 (b) or under section 11. Alcan will receive a credit against its obligation to contribute to the Nechako Environmental Enhancement Fund in an amount not exceeding, in the aggregate, CAD$10,000,000 for the total amount of the reduction or elimination of costs which would have been incurred in the development or implementation of any of the selected options to the extent that such reduction or elimination is shown to be achieved by the use of any design or engineering studies or reports prepared for Alcan prior to the date hereof on the Kenney Dam Release Facility as part of the Kemano Completion Project. These funds will be disbursed in accordance with the program for the use of funding developed by the Management Committee. The CAD$50,000,000 contribution by Alcan represents its total contribution to downstream enhancement under the program described in this Schedule, including the capital costs of any water release facility which may be selected and, whether or not a water release facility is built, Alcan shall not be required to contribute any further amount to a water release facility or other downstream enhancement. For greater certainty, this provision does not affect any responsibility of Alcan that exists in respect of its ownership of the Works.

16.    OPERATION AND MAINTENANCE OF A RELEASE FACILITY.

      If a water release facility is built under the program described in this Schedule, then once completed, Alcan will operate, and manage the maintenance of, the facility at its sole cost and expense. Alcan will not be responsible for the costs of maintenance, other than as set forth above, except to the extent that those costs are in part paid for by Alcan through its contribution to the Nechako Environment Enhancement Fund under section 15 of this Schedule.

                                   SCHEDULE 5

                             [Reference Section 5]

                           NORTHERN DEVELOPMENT FUND

1. ESTABLISHMENT OF THE FUND. The Northern Development Fund (the "Fund") will be established and administered in accordance with the terms of this Schedule.

2. PURPOSE OF THE FUND. The purpose of the Fund is to promote sustainable economic development in Northwestern British Columbia, including through promoting and carrying out measures and/or programmes:

      (a)    to support investment in new or existing businesses;

      (b)    to create new employment or stabilize existing employment; and

      (c) to support such other goals consistent with the purpose of the Fund as the Minister of Employment and Investment (the "Minister") may consider desirable.

      For purposes hereof, Northwestern British Columbia includes the Nechako River basin.

3. FUND ADMINISTERED BY THE MINISTER. The Fund will be administered by the Minister and payments out of the Fund will be made at the Minister's discretion and direction in accordance with this Schedule for measures or programmes meeting the purpose of the Fund. The Minister shall issue an annual report on the administration of the Fund.

4. ADVICE OF THE NORTHERN DEVELOPMENT FUND ADVISORY BOARD. Prior to approving any payments out of the Fund, the Minister will seek the recommendations of the Advisory Board (as hereinafter defined). The recommendations of the Advisory Board are to provide guidance only and will not be binding on the Minister.

5. PAYMENTS INTO THE FUND. Alcan and the Province will each contribute CAD $7,500,000 to the Fund, in accordance with the following provisions:

      (a) the Province shall contribute CAD$2,500,000 on January 1 of 1998, 1999 and 2000 or, at its option, on a later date in each year;

      (b) the Province shall provide Alcan with 14 days' prior notice of the date of its contribution for each year; and

      (c) Alcan shall contribute CAD$2,500,000 each year on the date of the Province's contribution.

6. OTHER FUNDING SOURCES. Additional financial contributions to the Fund that may be made by any third party may be accepted if considered by the Province to be in the best interests of the Fund.

7. PAYMENTS HELD IN CONSOLIDATED REVENUE FUND. The contributions of the parties required under section 5 and payments, if any, received from third parties under section 6, will be made into, invested and disbursed from, the Province's Consolidated Revenue Fund pursuant to the Financial Administration Act, or another mechanism or structure for holding and making payments from the Fund as the Province may decide.

8. ESTABLISHMENT OF THE NORTHERN DEVELOPMENT FUND ADVISORY BOARD. Prior to March 31, 1998, the Province will establish the Northern Development Fund Advisory Board (the "Advisory Board").

9. APPOINTMENT OF MEMBERS. The Advisory Board will be comprised of at least 8 persons from the Northwestern region of British Columbia appointed by the Minister. The Advisory Board shall include:

      (a)    one or more representative(s) of the Province

      (b)    one or more local government representative(s);

      (c)    one or more business representative(s), other than from Alcan;

      (d)    one or more First Nations representative(s);

      (e)    one or more union representative(s); and

      (f)     two persons nominated by Alcan as its representatives;

      (g)    other persons representative of the Northwestern region.

10. DESIGNATION OF CHAIR AND PROCEDURES. The Minister will designate one of the members other than a representative of either the Province or Alcan to be the Chair of the Advisory Board. The Chair of the Advisory Board, in consultation with the Minister, will then establish the Advisory Board's working procedures.

11. CONSULTATION PROCESS. To develop recommendations for the Minister as to how the Fund should be utilized, as well as identifying any general or specific measures or programmes which might be supported through the Fund, the Advisory Board may consult with residents of Northwestern British Columbia.

                                   SCHEDULE 6

                             [Reference Section 6]

                                 MUTUAL RELEASE

      KNOW ALL PERSONS BY THESE PRESENTS that, subject to the condition set out in section 1 hereof:

      (a) Alcan Aluminium Limited ("Alcan") for and in consideration of the execution and delivery by Her Majesty the Queen in Right of the Province of British Columbia (the "Province") of the BC/Alcan 1997 Agreement (the "Agreement") between Alcan and the Province and of the Replacement Electricity Supply Agreement, the 1997 Amendment, the Final Water Licence and the Amended Permit and the execution and delivery by British Columbia Hydro and Power Authority of the LTEPA Memorandum, all as defined in the Agreement (collectively called the "BC/Alcan Agreements"), and for and in consideration of the payment of $10.00, the full receipt and sufficiency of which hereby is acknowledged, does hereby agree by these presents for itself, its subsidiaries and their respective directors, senior officers, agents, successors and assigns to remise, release and forever discharge the Province and its ministers, officials, employees, agents, successors and assigns (hereinafter collectively called the "Province Releasee") of and from any and all claims, actions, causes of action, demands, rights, damages, costs, debts, expenses and compensation whatsoever, whether at law or in equity and whether known or unknown, suspected or unsuspected, which Alcan, its subsidiaries or their respective directors, senior officers or agents have arising as a direct or indirect consequence of, or in relation to the Kemano Completion Project as defined in the Agreement ("KCP") not proceeding, and, without limiting the generality of the foregoing, all claims and causes of action advanced, or which could be advanced, and all matters arising out of and referred to, in action number C970386, styled Alcan Aluminium Limited v. Her Majesty The Queen in Right of the Province of British Columbia commenced in the Vancouver Registry of the Supreme Court of British Columbia (the "Action"), on the terms and conditions hereinafter set out; and

      (b) the Province for and in consideration of the execution and delivery by Alcan of the BC/Alcan Agreements, and for and in consideration of the payment of $10.00, the full receipt and sufficiency of which hereby is acknowledged, does hereby agree by these presents for itself and its ministers, senior officials, agents, successors and assigns to remise, release and forever discharge Alcan and its subsidiaries and their respective directors, officers, employees, agents, successors and assigns (hereinafter collectively referred to as the "Alcan Releasee") of and from any and all claims, actions, causes of actions, demands, rights, damages, costs, debts, expenses and compensation whatsoever, whether at law or in equity and whether known or unknown, suspected or unsuspected, which the Province has arising as a direct or indirect consequence of, or in relation to KCP not proceeding, and, without limiting the generality of the foregoing, all claims and causes of actions advanced in, or which could be advanced in, and all matters arising out of and referred to, in the Action, on the terms and conditions hereinafter set out.

1. IT IS FURTHER UNDERSTOOD and agreed that it is a condition of this Mutual Release that, if at any time before January 1, 2005 an Act of the Legislature of the Province of British Columbia is enacted that abrogates in whole or in part the 1950 Agreement, as amended, the 1987 Settlement Agreement, the 1997 Amendment, the Final Water Licence, the Amended Permit, the Replacement Electricity Supply Agreement, the LTEPA, the LTEPA Memorandum or this Mutual Release, all as defined in the Agreement, and within 90 days after any such Act is enacted, Alcan by written notice to the Province elects to terminate this Mutual Release and continue the Action, then, unless the abrogation is rescinded or nullified by further enactment of the Legislature within 90 days after such notice, this Mutual Release is void ab initio and of no force and effect, except only that the provisions of this section 1 continue to bind the parties. Nothing in this paragraph prevents Alcan from commencing a separate proceeding challenging any legislation which abrogates, in whole or in part, any of the agreements referred to herein. This Mutual Release is irrevocable, unconditional and final and remains so if that notice is not given by Alcan within the time herein permitted or, if given, if the abrogation is rescinded or nullified within the 90 day period. The parties acknowledge that the effluxion of time between the date hereof and the date on which the Mutual Release becomes void ab initio does not prejudice, or affect in any way, the enforcement by a party of any right that could be enforced by it on or before the date hereof, and is not a waiver of, or acquiescence in, any fact or circumstance which forms the basis for any such right, except to the extent otherwise provided in any of the Agreement, any Concurrent Agreement, the Final Water Licence or the Amended Permit, all as defined in the Agreement, that are not are so abrogated.

2. IT IS FURTHER UNDERSTOOD and agreed that the settlement in respect of which this Mutual Release is entered into is not an admission of liability and nothing herein contained, nor the consideration given for this Mutual Release, shall be construed as an admission of liability on the part of the Province or of Alcan.

3. AND Alcan hereby covenants and agrees not to make any claim or take any proceeding whatsoever related to the matters herein released against any person, firm, corporation, association, partnership, government or governmental authority which might result in a claim for contribution and indemnity or otherwise against the Province Releasee and, if such claim or proceeding is taken or initiated by Alcan, then Alcan does hereby covenant and agree to save harmless and indemnify the Province Releasee from any and all liabilities, damages, interest, costs (including legal fees and disbursements as between solicitor and own client), expenses and compensation of whatsoever kind in respect of any claim for contribution or indemnity or otherwise.

4. AND the Province hereby covenants and agrees not to make any claim or take any proceeding whatsoever related to the matters herein released against any person, firm, corporation, association, partnership, government or governmental authority which might result in a claim for contribution and indemnity or otherwise against the Alcan Releasee and, if such claim or proceeding is taken or initiated by the Province, then the Province does hereby covenant and agree to save harmless and indemnify the Alcan Releasee from any and all liabilities, damages, interest, costs (including legal fees and disbursements as between solicitor and own client), expenses and compensation of whatsoever kind in respect of any claim for contribution or indemnity or otherwise.

5. AND the Province and Alcan hereby declare that in entering into this Mutual Release they each understand and agree that they rely fully on their own judgment, belief and knowledge of the nature of this document.

6. AND the Province and Alcan each acknowledge that the facts in respect of which this Mutual Release is made may prove to be other than or different from the facts now known. The Province and Alcan each expressly accept and assume the risk of the facts being different and agree that all of the terms and conditions of this Mutual Release shall be effective and not subject to termination by any discovery of any difference in facts or any new facts, save and except only as provided in section 1 hereof.

7. AND the Province and Alcan each further confirm, acknowledge and agree that in entering into:

      (a)  the Agreement; and

      (b) the Concurrent Agreements, the Final Water Licence and the Amended Permit, all as defined in the Agreement,

all promises, representations, collateral warranties or agreements, whether oral, written, express or implied, not therein expressed are merged into the Agreement and are of no further legal force or effect from the date of execution of the Agreement, unless this Mutual Release is rendered void ab initio and of no force and effect pursuant to paragraph 1 hereof. The consideration stated herein is the sole and entire consideration for this Mutual Release.

8. AND the Province hereby represents and declares that the Province has not assigned any right of action concerning the matters hereby released to any person, corporation or other legal entity who might claim against the Alcan Releasee.

9. AND Alcan hereby represents and declares that Alcan has not assigned any right of action concerning the matters hereby released to any person, corporation or other legal entity who might claim against the Province Releasee.

10. WHEREVER the singular is used throughout this Mutual Release, the same shall be construed as meaning the plural where the context requires.

11. THE Province and Alcan each state that it has consulted with and has been advised by its own solicitors before entering into this Mutual Release and that it has carefully read this Mutual Release, knows the contents hereof and signs the same as its own free act.

12.    THE terms of this Mutual Release are contractual and not recitals.

13. THIS MUTUAL RELEASE is governed by the laws of the Province of British Columbia and the laws of Canada applicable therein.

      IN WITNESS WHEREOF the parties have executed this Mutual Release on the 5th day of August, 1997.

                                    HER MAJESTY THE QUEEN IN RIGHT OF
                                    THE PROVINCE OF BRITISH COLUMBIA,
                                    as represented by the Minister of Education, Skills and Training
                                    Per:(signed) Paul Ramsey
                                        Minister of Education, Skills and
                                        Training and Minister responsible for
                                        the Industrial Development Act

Witness:                            ALCAN ALUMINIUM LIMITED

(signed)                            Per:(signed)
Signature                               Jacques Bougie, President and
                                        Chief Executive Officer

---------------------------------
Name Lorne D. Peterson
----------------------------------------------
Address Bowen Island, British Columbia