Form 10-Q
period 1997-09-30
ALCAN ALUMINIUM LTD /NEW
filed 1997-11-14
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ]



At September 30, 1997, the registrant had 227,199,377 shares of common stock (without nominal or par value) outstanding.

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

                                                                 Periods ended September 30
                                                       ----------------------------------------------
                                                          Third quarter              Nine months
                                                       --------------------      --------------------
                                                        1997          1996        1997          1996
                                                       ------        ------      ------        ------
                                                       (in millions of US$, except per share amounts)
REVENUES
  Sales and operating revenues....................     $1,949        $1,859      $5,830        $5,814
  Other income....................................         16            22          63            54
                                                       ------        ------      ------        ------
                                                        1,965         1,881       5,893         5,868
                                                       ------        ------      ------        ------
COSTS AND EXPENSES
  Cost of sales and operating expenses............      1,504         1,460       4,506         4,489
  Depreciation....................................        106           108         323           326
  Selling, administrative and general expenses....        106            99         324           310
  Research and development expenses...............         16            16          50            51
  Interest........................................         26            31          77            99
  Other expenses..................................         11             8          40            55
                                                       ------        ------      ------        ------
                                                        1,769         1,722       5,320         5,330
                                                       ------        ------      ------        ------
Income before income taxes and other items........        196           159         573           538
Income taxes (note 2).............................         78            57         195           200
                                                       ------        ------      ------        ------
Income before other items.........................        118           102         378           338
Equity loss.......................................        (36)           (1)        (34)           --
Minority interests................................         (2)           --          (5)           --
                                                       ------        ------      ------        ------
NET INCOME........................................     $   80        $  101      $  339        $  338
Dividends on preference shares....................          2             4           7            14
                                                       ------        ------      ------        ------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS....     $   78        $   97      $  332        $  324
                                                       ======        ======      ======        ======
NET INCOME PER COMMON SHARE (NOTE 3)..............     $ 0.34        $ 0.43      $ 1.46        $ 1.43
                                                       ======        ======      ======        ======
DIVIDENDS PER COMMON SHARE........................     $ 0.15        $ 0.15      $ 0.45        $ 0.45
                                                       ======        ======      ======        ======

                            ALCAN ALUMINIUM LIMITED

                    INTERIM CONSOLIDATED STATEMENT OF INCOME
                                  (unaudited)

                                                                               Nine months ended
                                                                                  September 30
                                                                              --------------------
                                                                               1997          1996
                                                                              ------        ------
                                                                              (in millions of US$)
RETAINED EARNINGS -- BEGINNING OF PERIOD.................................     $3,217        $2,959
Net income...............................................................        339           338
Dividends -- Common......................................................        103           102
          -- Preference..................................................          7            14
                                                                              ------        ------
RETAINED EARNINGS -- END OF PERIOD.......................................     $3,446        $3,181
                                                                              ======        ======

                            ALCAN ALUMINIUM LIMITED

                       INTERIM CONSOLIDATED BALANCE SHEET
                              (unaudited for 1997)

                                                                            SEPTEMBER 30  December 31
                                                                                1997         1996
                                                                            -----------  -----------
                                                                               (in millions of US$)
                                               ASSETS
CURRENT ASSETS
  Cash and time deposits....................................................     $   621     $   546
  Receivables...............................................................       1,421       1,262
  Inventories -- Aluminum...................................................         785         736
              -- Raw materials..............................................         331         325
              -- Other supplies.............................................         249         244
                                                                                 -------     -------
                                                                                   1,365       1,305
                                                                                 -------     -------
Total current assets........................................................       3,407       3,113
                                                                                 -------     -------
Deferred charges and other assets...........................................         385         314
Investments.................................................................         374         428
Property, plant and equipment
  Cost......................................................................      11,524      11,517
  Accumulated depreciation..................................................       6,187       6,047
                                                                                 -------     -------
                                                                                   5,337       5,470
                                                                                 -------     -------
TOTAL ASSETS................................................................     $ 9,503     $ 9,325
                                                                                 =======     =======

                                                                           SEPTEMBER 30   December 31
                                                                               1997           1996
                                                                           ------------   -----------
                                                                               (in millions of US$,
                                                                                 except per common
                                                                                  share amounts)
                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Payables................................................................     $ 1,106     $ 1,008
  Short-term borrowings...................................................         249         178
  Income and other taxes..................................................          80          98
  Debt maturing within one year...........................................          37          19
                                                                               -------     -------
                                                                                 1,472       1,303
                                                                               -------     -------
Debt not maturing within one year.........................................       1,250       1,319
Deferred credits and other liabilities....................................         730         770
Deferred income taxes.....................................................         993         996
Minority Interests........................................................          56          73
SHAREHOLDERS' EQUITY
  Redeemable non-retractable preference shares............................         203         203
  Common shareholders' equity
     Common shares........................................................       1,248       1,235
     Retained earnings....................................................       3,446       3,217
     Deferred translation adjustments.....................................         105         209
                                                                               -------     -------
                                                                                 4,799       4,661
                                                                               -------     -------
Total shareholders' equity................................................       5,002       4,864
                                                                               -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................     $ 9,503     $ 9,325
                                                                               =======     =======
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE..............................     $ 21.12     $ 20.57
                                                                               =======     =======
RATIO OF TOTAL BORROWINGS TO EQUITY.......................................       23:77       23:77
                                                                               =======     =======

                            ALCAN ALUMINIUM LIMITED

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                               Nine months ended
                                                                                  September 30
                                                                               ------------------
                                                                               1997         1996
                                                                               -----        -----
                                                                              (in millions of US$)
OPERATING ACTIVITIES
  Net income..............................................................     $ 339        $ 338
  Adjustments to determine cash from operating activities:
     Depreciation.........................................................       323          326
     Deferred income taxes................................................        16           (6)
     Equity loss -- net of dividends......................................        40            9
     Change in operating working capital..................................      (243)          49
     Change in deferred charges, other assets, deferred credits and other
      liabilities -- net..................................................       (69)           1
     Gain on sales of businesses -- net...................................       (13)          (5)
     Other -- net.........................................................        27          (21)
                                                                               -----        -----
CASH FROM OPERATING ACTIVITIES............................................       420          691
FINANCING ACTIVITIES
  New debt................................................................        39           49
  Debt repayments.........................................................       (39)        (454)
                                                                               -----        -----
                                                                                  --         (405)
  Short-term borrowings -- net............................................        95          (35)
  Common shares issued....................................................        13            9
  Redemption of preferred shares..........................................        --         (150)
  Dividends -- Alcan shareholders (including preference)..................      (110)        (116)
            -- Minority interests.........................................        (2)          --
                                                                               -----        -----
CASH USED FOR FINANCING ACTIVITIES........................................        (4)        (697)
INVESTMENT ACTIVITIES
  Property, plant and equipment...........................................      (372)        (277)
  Net proceeds from disposal of businesses and other assets...............        49          608
                                                                               -----        -----
CASH FROM (USED FOR) INVESTMENT ACTIVITIES................................      (323)         331
Effect of exchange rate changes on cash and time deposits.................        (7)          (1)
                                                                               -----        -----
INCREASE IN CASH AND TIME DEPOSITS........................................        86          324
Cash of companies deconsolidated..........................................       (11)          --
Cash and time deposits -- beginning of period.............................       546           66
                                                                               -----        -----
Cash and time deposits -- end of period...................................     $ 621        $ 390
                                                                               =====        =====

                            ALCAN ALUMINIUM LIMITED

                         INFORMATION BY PRODUCT SECTOR
                                  (unaudited)

                                                              Periods ended September 30
                                            -----------------------------------------------------------
                                                  Sales and Operating Revenues              Operating
                                            -----------------------------------------        Income
                                                Intersector           Third parties
                                            -------------------     -----------------     -------------
                                             1997        1996        1997       1996      1997     1996
                                            -------     -------     ------     ------     ----     ----
                                                               (in millions of US$)
THIRD QUARTER
Raw materials and chemicals.............    $   131     $   126     $  140     $  122     $ 46     $ 31
Primary metal...........................        381         397        366        367      137      113
Fabricated products.....................         --          --      1,440      1,362       85       26
Intersector and other items.............       (512)       (523)         3          8      (20)      47
                                            -------     -------     ------     ------     -----    -----
                                            $    --     $    --     $1,949     $1,859     $248     $217
                                            =======     =======     ======     ======     =====    =====
Reconciliation to net income
  Equity loss...........................                                                   (36)      (1)
  Corporate offices.....................                                                   (28)     (27)
  Interest..............................                                                   (26)     (31)
  Income taxes..........................                                                   (78)     (57)
                                                                                          -----    -----
  NET INCOME............................                                                  $ 80     $101
                                                                                          =====    =====

                                                              Period ended September 30
                                            -----------------------------------------------------------
                                                  Sales and Operating Revenues              Operating
                                            ----------------------------------------         Income
                                                Intersector           Third parties
                                            -------------------     -----------------     -------------
                                             1997        1996        1997       1996      1997     1996
                                            -------     -------     ------     ------     ----     ----
                                                               (in millions of US$)
NINE MONTHS
Raw materials and chemicals.............    $   375     $   387     $  386     $  397     $ 85     $ 88
Primary metal...........................      1,150       1,327      1,122      1,109      439      415
Fabricated products.....................         --          --      4,311      4,292      244      124
Intersector and other items.............     (1,525)     (1,714)        11         16      (34)      92
                                            -------     -------     ------     ------     -----    -----
                                            $    --     $    --     $5,830     $5,814     $734     $719
                                            =======     =======     ======     ======     =====    =====
Reconciliation to net income
  Equity loss...........................                                                   (34)      --
  Corporate offices.....................                                                   (89)     (82)
  Interest..............................                                                   (77)     (99)
  Income taxes..........................                                                  (195)    (200)
                                                                                          -----    -----
  NET INCOME............................                                                  $339     $338
                                                                                          =====    =====

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for deferred income taxes and foreign currency translation.


     RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                                1997                    1996
                                                         -------------------     -------------------
                                                            As         U.S.         As         U.S.
                                                         Reported      GAAP      Reported      GAAP
                                                         --------     ------     --------     ------
                                                        (in millions of US$, except per share amounts)

    Net income
    First quarter......................................   $  143      $  142      $  125      $  120
    Second quarter.....................................      116         141         112         118
    Third quarter......................................       80          90         101         111
                                                          ------      ------      ------      ------
    Nine months........................................   $  339      $  373      $  338      $  349
                                                          ------      ------      ------      ------
    Net income attributable to common shareholders.....   $  332      $  366      $  324      $  335
                                                          ------      ------      ------      ------
    Net income per common share........................   $ 1.46      $ 1.61      $ 1.43      $ 1.48
                                                          ------      ------      ------      ------
    Deferred income taxes -- September 30..............   $  993      $  718      $  961      $  721
                                                          ------      ------      ------      ------
    Retained earnings -- September 30..................   $3,446      $3,783      $3,181      $3,485
                                                          ------      ------      ------      ------
    Deferred translation adjustments -- September 30...   $  105      $   36      $  231      $  162
                                                          ======      ======      ======      ======

2.   INCOME TAXES

                                                            Third Quarter            Nine months
                                                         -------------------     -------------------
                                                           1997        1996        1997        1996
                                                          ------      -----       ------      -----
    Current............................................   $   56      $  81       $  179      $ 206
    Deferred...........................................       22        (24)          16         (6)
                                                          ------      -----       ------      -----
                                                          $   78      $  57       $  195      $ 200
                                                          ======      =====       ======      =====

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

3.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (third quarter 1997: 227.1 million; 1996:
     226.2 million; nine months 1997: 227.0 million; 1996: 226.1 million). As at September 30, 1997, there were 227,199,377 common shares outstanding.

4.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                                                         Third
                                                                        quarter        Nine months
                                                                      -----------     -------------
                                                                      1997    1996    1997     1996
                                                                      ---     ---     ----     ----
    Interest paid.................................................    $28     $37     $ 78     $109
    Income taxes paid.............................................     22      47      152      188
                                                                      ---     ---     ----     ----

SUMMARIZED FINANCIAL INFORMATION

     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                                                 Third quarter        Nine months
                                                                 -------------     -----------------
                                                                 1997     1996      1997       1996
                                                                 ----     ----     ------     ------
RESULTS OF OPERATIONS
Revenues.....................................................    $948     $850     $2,767     $2,578
Costs and expenses...........................................     882      825      2,619      2,463
                                                                 ----     ----     ------     ------
Income before income taxes...................................      66       25        148        115
Income taxes.................................................      26       10         58         45
                                                                 ----     ----     ------     ------
Net income...................................................    $ 40     $ 15     $   90     $   70
                                                                 ====     ====     ======     ======

                                                                       SEPTEMBER 30    December 31
                                                                            1997          1996
                                                                       ------------    -----------
FINANCIAL POSITION
Current assets.........................................................     $ 832         $ 868
Current liabilities....................................................       414           578
                                                                            -----         -----
Working capital........................................................       418           290
Property, plant and equipment -- net...................................       742           756
Other liabilities -- net...............................................      (210)         (186)
                                                                            -----         -----
                                                                              950           860
Debt not maturing within one year......................................       105           105
                                                                            -----         -----
Net assets.............................................................     $ 845         $ 755
                                                                            =====         =====

     In the above figures, inventories have been valued principally by the last-in, first-out (LIFO) method. In the Company's consolidated financial statements, the average cost method is used.

5.   CONTINGENT LIABILITY

     In July 1997, the Company received a notice of reassessment from the Canadian federal tax authorities seeking additional taxes of $22 in respect of 1988, as well as interest of $38. Although the Company is contesting the reassessment, it has paid the amounts claimed by the authorities in order to stop the potential accumulation of further interest. Most of the additional taxes claimed relate to transfer pricing issues and, if these additional taxes are finally held to be payable in Canada, the Company believes that the major portion would be recoverable in other countries. However, any interest on additional taxes ultimately held to be payable in Canada would not be recoverable in other countries. It is expected that a notice of reassessment related to l989 will also be received before the end of the year. The Company does not currently expect any significant impact from reassessments for years subsequent to 1989. Any necessary adjustments to the tax provisions of prior years will be reflected in the Company's results if it is determined that existing provisions are inadequate.

     In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                                                                Second
                                                      Third quarter          Nine months        quarter
                                                    -----------------     -----------------     -------
                                                     1997       1996       1997       1996       1997
                                                    ------     ------     ------     ------     -------
                                                          (US$ millions, except per share amounts)
Highlights
Sales and operating revenues....................    $1,949     $1,859     $5,830     $5,814     $2,011
Net income......................................        80        101        339        338        116
Net income per common share.....................      0.34       0.43       1.46       1.43       0.50

     The Company reports consolidated net income of US$80 million, after a special charge of $30 million, for the quarter ended September 30, 1997, compared to $101 million for the corresponding period of 1996. After preference share dividends, net income per common share for the quarter is 34 cents compared to 43 cents a year earlier.

     On an operating basis, net income per common share in the quarter was 47 cents compared to 50 cents in the second quarter and 39 cents a year earlier. The special charge relates to Alcan's share of construction contract losses and restructuring provisions at Nippon Light Metal Company, Ltd. (45.6%-owned by Alcan). In the third quarter of 1996, there was a net non-recurring gain of $8 million after tax, principally resulting from the sale of a business in Brazil.

     Demand continues to be strong in Europe and South America. However, the very competitive environment in Europe is holding down prices for fabricated products. Business conditions in Japan and Southeast Asia remain weak.

                                                                      Third                       Second
                                                                     quarter       Nine months    quarter
                                                                  -------------   -------------   -------
VOLUMES                                                           1997    1996    1997    1996     1997
                                                                  -----   -----   -----   -----   -------
                                                                          (thousands of tonnes)
Shipments
  Ingot products*.............................................      215     212     643     609      216
  Fabricated products.........................................      436     374   1,295   1,159      448
Fabrication of customer-owned metal...........................       70      70     210     196       73
                                                                  ------  ------  ------  ------   ------
Total volume..................................................      721     656   2,148   1,964      737
                                                                  ======  ======  ======  ======   ======
Ingot product realizations (US$ per tonne)....................    1,733   1,595   1,733   1,688    1,770
Fabricated product realizations (US$ per tonne)...............    2,950   3,282   2,970   3,337    2,990


*includes primary and secondary ingot and scrap

     Sales and operating revenues for the third quarter of 1997 were 3% down on the second quarter but 5% ahead of the comparable period of 1996. Higher volumes compared to the year-ago quarter were offset by lower fabricated product price realizations.

     Total fabricated products volumes, which include products fabricated from customer-owned metal, were 506 thousand tonnes (kt) in the third quarter, some 3% lower than in the previous quarter, reflecting seasonally slower demand. Fabricated products volumes were up 14% on the third quarter of 1996.

     Fabricated product realizations were lower than in the second quarter, largely due to further weakening of European currencies against the dollar. Compared to the year-ago quarter, currency movements were more than offset by reduced costs resulting in an improvement in fabricated products margins.


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

                                                                 Third                          Second
                                                                quarter         Nine months     quarter
                                                             -------------      -----------     --------

                                                             1997     1996     1997     1996      1997
                                                             ----     ----     ----     ----      ----
                                                                          (US$ millions)
Operating income
  Raw materials and chemicals............................      46       31       85       88        31
  Primary metal..........................................     137      113      439      415       136
  Fabricated products....................................      85       26      244      124        94
  Intersector and other items............................     (20)      47      (34)      92       (19)
                                                              ---      ---      ---      ---       ---
                                                              248      217      734      719       242
Equity loss............................................       (36)      (1)     (34)      --        (1)
Corporate offices........................................     (28)     (27)     (89)     (82)      (27)
Interest.................................................     (26)     (31)     (77)     (99)      (26)
Income taxes.............................................     (78)     (57)    (195)    (200)      (72)
                                                              ---      ---      ---      ---       ---
Net income...............................................      80      101      339      338       116
                                                              ===      ===      ===      ===       ===

     Operating profits from raw materials and chemicals operations showed a further improvement in the third quarter due to higher volume and reduced costs.

     Results from primary operations were little changed from the second quarter but show a 21% improvement over the third quarter of 1996 reflecting higher prices.

     Operating income from fabricated products was slightly down on the second quarter due to seasonally lower volumes, but continues to show a year-on-year improvement reflecting improved margins due to cost reductions and higher capacity utilization.

     "Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. Realizations of such deferred profits were substantial in 1996 due to falling ingot prices at that time. In the first nine months of 1997 profits on intersector sales were deferred due to higher prevailing ingot prices.

     Equity loss for the quarter includes a loss of $37 million from NLM. Of this, $30 million is a special charge relating to construction contract losses and business rationalization costs.

GEOGRAPHIC REVIEW

                                                                 Third                           Second
                                                                quarter         Nine months      quarter
                                                             -------------     -------------     -------
                                                             1997     1996     1997     1996      1997
                                                             ----     ----     ----     ----     -------
                                                                          (US$ millions)
Net income (Loss)
  Canada.................................................      58       42      189      147        46
  United States..........................................      41        8      107       56        40
  South America..........................................       3       16       22       36         5
  Europe.................................................       6        2       33       17        15
  Asia and Pacific.......................................     (27)       6       (7)      21         7
  Other (including eliminations).........................      (1)      27       (5)      61         3
                                                              ---      ---      ---      ---       ---
  Net income.............................................      80      101      339      338       116
                                                              ===      ===      ===      ===       ===

     In Canada, net income improved over the second quarter largely due to improved results from primary metal operations.

     In the United States, results were similar to the second quarter and remain substantially ahead of the year-ago quarter primarily due to improved rolled products volumes and margins.

     Net income from South America was lower than the year-ago quarter which included an after-tax gain of $13 million from the sale of a business.

     In Europe, net income was lower than in the second quarter due mainly to seasonally lower fabricated products volumes. Results in 1997 include relining expenses relating to an idle smelter potline.

     In the Asia and Pacific region, the downturn in economic activity, particularly in the building and construction industry, has adversely affected results that include the special charge mentioned above.

     The "Other" category includes a charge for the deferral of unrealized profits on inter-regional sales of ingot whereas in the year-ago quarter this result was favourable as previously deferred profits were recognized.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash generated from operating activities during the first nine months of 1997 was $420 million, down from $691 million in the comparable period of 1996 primarily due to an increase in operating working capital which resulted principally from higher sales volumes.

FINANCING ACTIVITIES

     Cash used for financing activities in the first nine months of 1997 was $4 million compared to $697 million in the comparable period of 1996. In the 1996 period, the Company prepaid $367 million of debentures incurring an after-tax charge of $12 million and redeemed $150 million of preference shares. The debt:equity ratio at September 30 was unchanged from June at 23:77 versus 24:76 a year ago. The ratio at the end of the third quarter improves to 16:84 when adjusted to reflect surplus cash. Total debt at September 30, 1997, was $1,536 million versus $1,517 million at the same date last year.

     At the end of the third quarter of 1997, the Company had cash and time deposits of $621 million.

INVESTMENT ACTIVITIES

     Capital expenditures during the first nine months of 1997 were $372 million, compared to $277 million a year earlier. Significant investment decisions reached so far in 1997 include a $350 million expansion of sheet rolling capacity in Brazil and the $130 million development of a bauxite mine in Australia. Both investments are scheduled for completion in 1999.

     Through the first nine months of 1997, net proceeds from disposals of businesses and other assets were $49 million, compared to $608 million a year earlier, most of which was generated by the sale of downstream businesses in the United Kingdom and on the sale of Alcan's investment in Toyo Aluminium K.K. in Japan.

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

     (27)  Financial Data Schedule.

     (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
           (Filed herewith.)

(b)   Reports on Form 8-K

     None were filed in the quarter ended September 30, 1997.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED

Dated: November 14, 1997              By:   /s/ Denis G. O'Brien
                                          -----------------------------
                                          Denis G. O'Brien
                                          Controller
                                          (Chief Accounting Officer
                                          and a Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number                           Description

(27)      Financial Data Schedule.

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.