Form 10-K405
period 1997-12-31
ALCAN ALUMINIUM LTD /NEW
filed 1998-04-01
CIK 4285

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended 31 December 1997
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes . X. No ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of
the voting stock held by non-affiliates:     $7,378 million, as of 20 March 1998

Common Stock of Registrant outstanding:      227,447,459 Common Shares,
                                             as of 20 March 1998

Documents incorporated by reference:         Annual Report to security
                                             holders for the fiscal year
                                             ended 31 December 1997
                                             (Parts I, II and IV)

_______________________________________________________________________________

                                    CONTENTS
                                                                            PAGE
================================================================================

PART I
Items 1 and 2 Business and Properties. . . . . . . . . . . . . . . . . . . . . 1
     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Sales and Markets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     Raw Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     Smelting . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
     Other Aluminum Sources . . . . . . . . . . . . . . . . . . . . . . . . . .6
     Electricity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
     Fabricating. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
     Research and Development . . . . . . . . . . . . . . . . . . . . . . . . .9
     Environmental Protection . . . . . . . . . . . . . . . . . . . . . . . . .9
     Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
     Competition and Government Regulations . . . . . . . . . . . . . . . . . 10
Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  . . . . . 11
     Environmental Matters. . . . . . . . . . . . . . . . . . . . . . . . . . 11
     Other Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4 Submission of Matters to a Vote of Security Holders . . . . . . . . . .13

PART II
Item 5 Market for the Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 6 Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .14
Item 7 Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .15
Item 7a Quantitative and Qualitative Disclosures about Market Risk . . . . . .15
Item 8 Financial Statements and Supplementary Data . . . . . . . . . . . . . .16
Item 9 Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure .  . . . . . . . . . . . . . . . . . . . . . . . . .16

PART III
Item 10 Directors and Executive Officers of the Registrant . . . . . . . . . .17
Item 11 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .20
Item 12 Security Ownership of Certain Beneficial Owners and Management . . . .31
Item 13 Certain Relationships and Related Transactions . . . . . . . . . . . .32

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . 34
   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37
   Consent of Independent Accountants . . . . . . . . . . . . . . . . . . . . 39
   Exhibit No. 21 Subsidiaries, Related Companies, etc. . . . . . . . . . . . 40

                                     PART I


In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Aluminium Limited and, where applicable, one or more Subsidiaries,

     "Annual Report" means the Annual Report for the year ended 31 December
     1997,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Dollars" or "$" means U.S. Dollars,

     "Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management,

     "Shares" or "Common Shares" means the Common Shares of Alcan,

     "Shareholders" means holders of the Shares,

     "Subsidiary" means a company controlled, directly or indirectly, by Alcan, and

     "tonne" means a metric tonne of 1,000 kilograms or 2,204.6 pounds.

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

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

GENERAL

Alcan is a Canadian company, incorporated on 3 June 1902, with headquarters in Montreal, Canada, engaged, together with Subsidiaries and Related Companies, in all significant aspects of the aluminum business on an international scale.

Alcan is independent of, and operates in competition with, all other aluminum companies.

Alcan's operations include the mining and processing of bauxite, the basic aluminum ore; the refining of bauxite into alumina; the generation of electricity for use in smelting aluminum; the smelting of aluminum from alumina; the recycling of used and scrap aluminum; the fabrication of aluminum, aluminum alloys and non-aluminum materials into semi-finished and finished products; the distribution and marketing of aluminum and non-aluminum products; the production and sale of industrial chemicals; and research and technology. Alcan, together with its Subsidiaries and Related Companies, has bauxite holdings in six countries, produces alumina in nine, smelts primary aluminum in six, operates aluminum fabricating plants in 14 and has sales outlets and maintains warehouse inventories in the larger markets of the world. Alcan also operates a global transportation network which includes bulk cargo vessels, port facilities and freight trains.

For 1997, the Company reported a net income of $485 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15.

SALES AND MARKETS

Nearly 90% of Alcan's sales and operating revenues are derived from the sale of aluminum in ingot and fabricated form, including fees charged for converting customer-owned alumina into primary ingot and for converting customer-owned metal into fabricated products. Total Western World primary aluminum shipments (excluding the countries of the CIS, Eastern Europe and China) totalled 17.9 million tonnes in 1995, 17.8 million tonnes in 1996 and 18.9 million tonnes in 1997.

For a discussion of the Western World Market and Western World Consumption Versus Alcan Sales, see Annual Report, pages 17 and 18.

Alcan's ingot product realizations were $1,739 per tonne in 1997 compared to $1,658 per tonne in 1996 and $1,983 per tonne in 1995. These figures relate to primary and secondary ingot and scrap.

For a review of Alcan's Raw Materials and Chemicals Operations, Primary Metals Operations and Fabricated Products Operations, see Annual Report, pages 22 through 27. For the Geographic Review, see Annual Report, pages 27 through 31 and page 57.

RAW MATERIALS

BAUXITE/ALUMINA

Alumina (aluminum oxide) is produced from bauxite, the basic aluminum-bearing ore, by a chemical process. Aluminum is, in turn, produced from alumina by an electrolytic process which uses large quantities of energy to separate the aluminum from the oxygen in alumina. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina which yield approximately one tonne of aluminum. A portion of the alumina produced by the Company is sold in the metallurgical and chemical alumina markets.

The Company and its Subsidiaries obtain their requirements of alumina and bauxite from several sources as described below.

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

On 3 February 1998, Alcan and the aforementioned Australian third party signed an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Australia, with that party's adjacent operations.

BRAZIL The Company purchased close to 2 million tonnes of bauxite in 1997 under contracts in effect through 1999 from a 12.5%-owned company, Minercao Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 10 million tonnes per year. Bauxite purchased from MRN is processed at the Jonquiere plant (see above) and at the Alumar alumnia refinery in Sao Luis (Brazil) which has an annual capacity of about 1.2 million tonnes; the Company owns a 10% interest and future expansion rights in the latter refinery. Also, a portion of the MRN bauxite is exchanged for bauxite from other sources.

The Company owns alumina facilities (and related bauxite mining facilities) with a capacity of about 150,000 tonnes per year at Ouro Preto which supply smelters in Brazil.

GHANA The Company purchased about 400,000 tonnes of bauxite in 1997 from Ghana Bauxite Co. Ltd. ("GBC"), in which it held an interest of 45%. As of 19 March 1998, the Company has increased its interest in GBC to 80%. The bauxite purchased is used for processing at the Burntisland plant (see below), the Aughinish plant (see below) and the Jonquiere plant (see above).

GUINEA The Company purchased 4 million tonnes of bauxite in 1997 under contracts in effect through 2011 from Compagnie des Bauxites de Guinee ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Aughinish plant (see below) and the Jonquiere plant (see above) and is also sold to third parties.

In Guinea, the Company also purchased about 100,000 tonnes of alumina in 1997 from Friguia. The Company holds a 20% interest in Frialco S.A. which holds a 51% interest in Friguia, the remaining 49% being held by the Republic of Guinea. The Friguia alumina plant has an operating capacity of about 640,000 tonnes per year. Alumina purchased from Friguia is sold to third parties.

IRELAND The Company owns an alumina plant at Aughinish which has a capacity of about 1.3 million tonnes of alumina per year. Bauxite for this operation is purchased almost exclusively from Guinea (see above). In 1997, the alumina produced at Aughinish was consumed by Alcan smelters in the United Kingdom and North America or sold to third parties.

JAMAICA The Company has a 93% interest in alumina facilities (and related bauxite mining facilities) with an annual capacity of about 1.1 million tonnes. The Government of Jamaica owns the remaining 7% interest in these facilities. The Company is responsible for management of the operations. In 1997, most of the Company's share of the alumina produced was supplied to Alcan smelters in Canada and the United States.

UNITED KINGDOM The Company operates an alumina plant in Burntisland (Scotland), which has an annual capacity of approximately 120,000 tonnes of special aluminas and other chemicals. Bauxite for this operation is purchased from Ghana (see above). Production from this plant is sold in the chemical market.

In addition to the foregoing, Alcan owns bauxite-mining and alumina-producing facilities through Related Companies in India and Japan.

BAUXITE RESERVES

Through Subsidiaries and Related Companies, Alcan has approximately 400 million tonnes of demonstrated bauxite reserves, which the Company believes are sufficient to meet its needs for the next 30 years.

CHEMICALS AND OTHER MATERIALS

The Company, together with its Subsidiaries and Related Companies, produces a wide range of specialty aluminas and aluminum hydroxides for different markets, such as ceramics, refractories, water treatment, catalysts and coagulants; its products are also used as flame retardants and smoke suppressants for plastics and resins. The principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada, the U.K., Brazil, Japan and India.

Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at the Company's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

SMELTING

At the end of 1997, the Company owned 13 primary aluminum smelters with a total annual rated capacity of 1,558,000 tonnes. Seven of these smelters, having a total annual rated capacity of 1,093,000 tonnes, are located in Canada. The other smelters are located in Brazil, the U.K. and the U.S.A. The Company has interests, through Related Companies, in a primary smelter in Japan with an annual rated capacity of 20,000 tonnes and in three primary smelters in India with a total annual rated capacity of 117,000 tonnes.

The table below summarizes the primary aluminum production for 1997, together with annual rated capacities of smelters referred to above at December 31, 1997:


                                OWNERSHIP AT
                                 31 DECEMBER          1997             RATED
COMPANY AND SUBSIDIARIES            1997           PRODUCTION         CAPACITY
------------------------        ------------      -------------    -------------
                                     (%)          ('000 TONNES)    ('000 TONNES)

Canada                               100              1,096            1,093*
Brazil                               100                 93              109
United Kingdom                       100                116              176
United States                        100                124              180
                                                      -----            -----
Total                                                 1,429            1,558
                                                      -----            -----

RELATED COMPANIES

Japan                               45.6                 17               20
India                               34.6                 39              117
                                                      -----            -----
          Total                                          56              137
                                                      -----            -----

[FN]
* See table below

The Company's smelter facilities in Canada are as follows:

           SMELTER                   LOCATION                RATED CAPACITY
           -------                   --------              ------------------
                                                           ('000 TONNES P.A.)
Arvida                        Jonquiere, Quebec                    232
Beauharnois                   Melocheville, Quebec                  48
Grande Baie                   Ville de la Baie, Quebec             180
Isle Maligne                  Alma, Quebec                          73
Laterriere                    Chicoutimi, Quebec                   204
Shawinigan                    Shawinigan, Quebec                    84
Kitimat                       Kitimat, British Columbia            272
                                                                 -----
         Total                                                   1,093
                                                                 -----

Utilization of smelting capacities varies from time to time according to business conditions. In 1995, a ten- day strike at three of the Quebec smelters reduced output by approximately 75,000 tonnes. In connection with the restart of capacity related to the strike, 63,000 tonnes/year of capacity shut down during the previous year was restarted in Quebec, British Columbia and the U.K. in 1995. Earlier in 1995, the Company had restarted 27,000 tonnes/year of shut-down capacity in Brazil. As part of the settlement with the British Columbia Government regarding the Kemano Completion Project, Alcan restarted 22,000 tonnes/year of capacity at Kitimat in 1997.

For many years, the Company has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment.

On 19 February 1998, Alcan announced the construction of a 375,000-tonne annual capacity aluminum smelter in Alma, Quebec. It is intended that the existing Isle Maligne smelter, also at Alma, will be shut down when this new smelter becomes operational. The total cost for the new smelter is estimated at $1.6 billion, and construction is expected to extend over a period of 40 months.

OTHER ALUMINUM SOURCES

Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of aluminum used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for re-sale. Purchases in 1997 of aluminum of all types from all sources amounted to 1,254,000 tonnes, compared with 1,003,000 tonnes in 1996 and 1,365,000 tonnes in 1995.

The Company operates three specialized plants in the U.S.A., with a total annual capacity of 481,000 tonnes, for the recycling of used beverage cans and process scrap returned from customers. A similar plant in the U.K. operates with a capacity of 70,000 tonnes per year. The Company also operates a facility in the
U. K. for the production of 70,000 tonnes per year of sheet ingot from aluminum scrap. Additionally, the Company started up a dedicated used beverage can facility in February 1998 in Brazil with an initial capacity of 20,000 tonnes.

The Company operates secondary aluminum smelters in Italy, the U.S.A. and Thailand which have capacities of 56,000, 59,000 and 30,000 tonnes per year, respectively, for the production of secondary aluminum from aluminum scrap.

The Company has interests, through Related Companies, in four secondary aluminum smelters: three in Japan with annual rated capacities totalling 116,000 tonnes and one in India with an annual rated capacity of 25,000 tonnes.

ELECTRICITY

Aluminum is produced from alumina by an electrolytic process requiring large amounts of electricity. The smelting of one tonne of aluminum requires between 14 and 18.5 megawatt-hours of electric energy.

The Company produces low-cost electricity at its own hydro-electric generating plants in Canada. These plants have an installed generating capacity of 3,583 megawatts, of which 2,730 megawatts may be considered to be hydraulically available over the long term. The Company's generating facilities in Canada are as follows:

 GENERATING STATION           LOCATION            INSTALLED CAPACITY
 ------------------           --------            ------------------
                                                     (MEGAWATTS)
 Chute-des-Passes     Peribonka River, Quebec             750
 Chute-du-Diable      Peribonka River, Quebec             205
 Chute-a-la-Savane    Peribonka River, Quebec             210
 Isle Maligne         Saguenay River, Quebec              402
 Chute-a-Caron        Saguenay River, Quebec              224
 Shipshaw             Saguenay River, Quebec              896
 Kemano               Kemano, British Columbia            896
                                                        -----
                Total                                   3,583


In Canada, all water rights are owned by the Company except for those relating to the Peribonka River in Quebec. In 1984, the Company and the Quebec Government signed a lease extending the Company's water rights relating to that river to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. An additional charge ("redevance additionnelle") is payable to the provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In British Columbia, rentals and generation taxes for electricity used in smelting and related purposes are directly related to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties within that province, the Company pays provincial water rentals at rates which are fixed by the provincial government.

One-third of the Company's installed hydro-electric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1959. All these facilities are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its plants, as described above, the Company has agreed to purchase, under a long-term agreement, between one and three billion KWh of electrical energy annually from Hydro-Quebec.

Electricity required by the Company's smelters in Canada is provided from the foregoing sources. Electricity which is surplus to the Company's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

Electricity for the smelters located outside of Canada is supplied from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydro-electric generating plants, respectively. A Related Company in India operates its own coal-fired generating plant for one of its smelters, while its two other smelters are dependent upon purchased electricity. The smelters in Brazil and that of a Related Company in Japan obtain some of their electricity requirements from owned hydro-electric generating plants and purchase the balance. The smelter in the U.S.A. purchases electricity under a long-term contract.

FABRICATING

The conversion of aluminum ingot into semi-fabricated and finished products requires the application of a variety of intermediate processes, known generally as fabricating. Many other producers of primary aluminum are also in the business of supplying those products. In addition, there are many independent fabricators which purchase primary and recycled aluminum from the primary producers and the post consumer market.

Although Alcan is a leader in international markets for aluminum ingot products, the Company's principal sales are in fabricated aluminum products. In 1997, Alcan shipped 1,694,000 tonnes of fabricated products and manufactured another 276,000 tonnes from customer-owned metal, which together represented 70% of Alcan's total volume for the year.

Alcan, together with its Subsidiaries and Related Companies, carries out fabricating operations in more than 60 plants in 14 countries.

Due to market conditions, certain fabricating facilities in Europe and the U.S.A. are operating at less than full capacity.

FLAT-ROLLED PRODUCTS

Alcan is the world's largest producer and marketer of flat-rolled aluminum products (sheet and foil), which constitute over 85% of Alcan's fabricated product volume. At the end of 1997, the Company's annual sheet and foil manufacturing capacity in its principal fabricating markets was as follows: in excess of 1,000,000 tonnes in North America; 140,000 tonnes in South America; over 950,000 tonnes in Europe; and over 40,000 tonnes in Asia.

A major portion of Alcan sheet is can stock for beverage containers. Other important end-use markets for sheet include building and construction, transportation, the printing industry and the industrial distribution market. Alcan foil is used for household and commercial packaging applications and for industrial products.

During the year, Alcan commenced a project to expand capacity at its Pindamonhangaba, Brazil rolling mill from 100,000 tonnes to 280,000 tonnes.

WIRE AND CABLE

Aluminum is also cast and rolled into rod which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring. Alcan's main wire and cable businesses are located in Canada and the U.S.A.

CASTINGS

Another method of fabrication is the casting of molten aluminum into components for machinery, automotive products and aircraft. Alcan is a supplier of aluminum pistons and other engine components to the automotive industry in Germany, the U.S.A. and Canada. The Company also sells aluminum alloys to independent foundries in Canada, Italy, the U.K. and the U.S.A.

EXTRUSIONS

The Company's Subsidiaries and Related Companies produce extruded products in several countries (including France, India, Italy, Japan, Malaysia and Thailand) and sell these products locally and in other countries for the building, construction, transportation and engineering markets. Examples of end-products using extrusions include windows, doors and automotive components. The Company is also a major supplier of extrusion ingot in many countries.

Divestments/Restructuring

Since 1994, Alcan has divested several fabricating businesses which were not considered to be a strategic fit for the Company and which did not create long-term value for its Shareholders. As part of this process, in 1996, Alcan sold 12 non-strategic downstream businesses in the U.K. and in the U.S.A. In 1996, Alcan restructured several of its investments in Related Companies in the Asia/Pacific region, as a consequence of which Alcan's effective ownership of Nippon Light Metal Company, Ltd. changed from 47.4% to 45.6%. In Brazil, Alcan sold three fabricating plants in 1996 and a cable business in January 1997. In December 1997, Alcan sold its fabricating Subsidiary in Uruguay.

RESEARCH AND DEVELOPMENT

Alcan's resource for technology is a global system of research laboratories, applied engineering centres and technical departments. Some of these are operated on a Company-wide basis by the R&D division of Alcan, while others are managed and operated locally by Subsidiaries or Related Companies.

The R&D division of Alcan constitutes the largest single body of research effort within Alcan. Responsible for about 60% of total R&D expenses, the division plays a major role in innovation, through basic and applied research. The organization consists of about 500 employees located largely in three laboratories: two in Canada (at Kingston, Ontario and Jonquiere, Quebec) and one in the U.K. (Banbury, Oxfordshire). At Kingston and Banbury, efforts are related mainly to fabricating processes and aluminum product systems as well as developing and improving aluminum alloys. At Jonquiere, efforts are directed more towards primary alumina production, smelter operations and molten metal treatment.

The Company's expenditures on research and development amounted to $72 million in 1997 compared to $71 million in 1996 and $76 million in 1995. Corresponding expenditures are expected to be approximately $77 million for 1998.

ENVIRONMENTAL PROTECTION

In most of the countries where the Company operates production facilities, environmental control regulations have been established or are in the process of being established. The Company believes that its existing and planned anti-pollution measures will enable it to satisfy statutory and regulatory demands without material effect on its competitive position. The Company's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $84 million in 1997. Similar expenditures for 1998 and 1999 are expected to be $90 million and $136 million, respectively. In addition, expenditures charged against revenue for environmental protection were $88 million in 1997 and are expected to be $99 million in 1998 and $87 million in 1999. In respect of years beyond 1999, the Company expects that capital and operating expenditures will continue at approximately the same levels.

EMPLOYEES

The following table shows the average number of employees of Alcan on a geographical basis for the year ended 31 December 1997:

              COUNTRY/REGION                     EMPLOYEES ('000)
              --------------                     ----------------

Canada                                                  11
United States                                            4
South America                                            3
Europe                                                  11
Asia and Pacific                                         2
Other                                                    2
                                                        --
                  Total                                 33
                                                        --


A majority of the hourly-paid employees is represented by labour unions.

COMPETITION AND GOVERNMENT REGULATIONS

The aluminum business is highly competitive in price, quality and service. The Company experiences competition in the sale of aluminum from a large number of companies in all major markets. In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing is enhanced by its ability to supply virtually all its own power requirements for its Canadian and U.K. smelters at low cost.

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and import restrictions. Imports of ingot and other aluminum products into certain markets are subject to import regulations and, where applicable, import duties. These affect the Company's sales realizations and may affect the Company's competitive position. Shipments of the Company's products are also subject to anti-dumping laws of the importing country, which prohibit sales of imported merchandise at less than defined fair values.

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

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

LITIGATION

The Company's U.S. Subsidiary (Alcan Aluminum Corporation, or "Alcancorp") and third parties are defendants in a litigation, instituted in May 1983 before the Federal District Court for the Central District of California, by the U.S. Environmental Protection Agency ("EPA") and the State of California, involving the Stringfellow hazardous waste site in California. Alcancorp was held liable in that lawsuit. In January 1992, Alcancorp and the U.S. Justice Department entered into a four-year Partial Consent Decree. On the basis of that arrangement, Alcancorp has funded a total of $13,100,000 for a treatment plant designed to help clean up the site. Alcancorp will seek to recover contributions over that amount (if any, based on the final determination of clean-up costs) from other defendants in this case. A decision by the Special Master would assign as much as 95% of Alcancorp's liability to the State of California. The decision of the Special Master was appealed to the United States District Court and the District Court confirmed the decision of the Special Master. The matter is now being appealed to the U.S. Court of Appeals for the Ninth Circuit.

In a lawsuit instituted before the Federal District Court for the Southern District of New York in 1985, in which Alcancorp is a party, and involving the dumping of allegedly hazardous waste at five New York sites, the Court in June 1991 rendered partial summary judgment holding Alcancorp and other defendants jointly and severally liable for clean-up costs. Alcancorp is planning to appeal as soon as it has a final appealable order from the Court identifying its alleged share of the costs. Alcancorp is party to an EPA lawsuit, instituted in October 1991 before the Federal District Court for the District of New Jersey, relating to the Quanta Resources site in Edgewater, New Jersey. Alcancorp is a third-party defendant in a lawsuit filed by other generators in connection with the Kin Buc site in Edison, New Jersey, instituted in 1988 before the Federal District Court for the District of New Jersey.

In a lawsuit brought in July 1987 relating to the Pollution Abatement Services site in Oswego, New York, the Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. Furthermore, the case was consolidated with another case, instituted in October 1991, in which the EPA sued Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York.

In an EPA lawsuit in 1989 before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, in which Alcancorp is a party, the Court in May 1991 granted summary judgment against Alcancorp in the amount of $473,790. Alcancorp appealed to the United States Court of Appeals for the Third Circuit, which in May 1992 reversed the District Court decision and remanded the case to the District Court for a trial on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. In June 1995, the District Court upon hearing cross motions for summary judgment ruled in favour of the government and imposed joint and several liability against Alcancorp and other defendants. Alcancorp filed a motion for reconsideration which was denied in December 1995. Alcancorp appealed the District Court's decision to the United States Circuit Court of Appeals for the Third Circuit and lost. A petition for rehearing was filed and denied by the Court. A hearing before the U.S. Supreme Court was sought but not granted. Alcancorp paid $652,371.09 representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment representing additional enforcement costs incurred after the date of the initial judgment.

In May 1992, Alcancorp received an adverse arbitration ruling in Southern Pacific Railroad v. Alcan in San Francisco, California, in which the arbitrators awarded the plaintiffs $5.4 million from Alcancorp for a clean-up of the plaintiffs' land adjacent to the site of Alcancorp's former Berkeley aluminum powders plant as well as the site itself and for rent claimed to be owed to the railroad. Alcancorp appealed to the Superior Court of California for Alameda County, which rejected the appeal. Alcancorp then appealed to the Court of Appeals of the State of California, First Appellate Division, Division One, which rejected Alcancorp's appeal. Alcancorp then sought discretionary review by the California Supreme Court, which was denied. In 1994, Alcancorp paid the amount plus interest (a total of $6.5 million) into escrow pending a determination of the actual cost of the clean-up. If the actual cost is less than the escrowed amount, Alcancorp will receive a refund of the difference.

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

In February 1996, the Company's U.K. Subsidiary (British Alcan Aluminium plc) sold its investments in several of its Subsidiaries, including Magnesium Elektron, Inc. and Luxfer USA Limited, both located in the U.S.A. However, as part of the sale, British Alcan has agreed to indemnify the purchaser for certain liabilities including those, inter alia, arising out of the following proceedings which are therefore included in this Form 10-K Report:

(a) Magnesium Elektron, Inc. ("MEI"; at the time, a Subsidiary of British Alcan Aluminium plc) was sued by the Public Interest Research Group of New Jersey and the Friends of the Earth for exceeding its water discharge limits. The United States District Court for the District of New Jersey imposed a fine of $2.6 million for technical violations and an award of attorneys' fees in the amount of $524,900. MEI appealed the District Court decision to the United States Court of Appeals for the Third Circuit which reversed the judgment in its entirety. MEI is currently awaiting a decision by the plaintiffs to see if they will seek review by the U.S. Supreme Court.

(b) Luxfer USA Limited ("Luxfer"; at the time, a Subsidiary of British Alcan Aluminium plc) is a participant in a joint defence group with regard to waste Luxfer sent to the Omega hazardous waste site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totalling $11,800 for defence group costs and the removal of waste from the site, and is now waiting for a report on the cost of the remediation that is needed at the site.

(c) Luxfer is also a participant in a joint defence group formed to defend claims by numerous homeowners against various companies who allegedly disposed of industrial waste at a landfill in Monterey Park, California. The group is investigating the claims.

INVESTIGATIONS

In certain other previously-reported government investigations of contamination by alleged hazardous wastes at sites in Illinois, New York, Pennsylvania, Ohio, New Jersey, North Carolina, Michigan, Missouri and Massachusetts (on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies), Alcancorp has contested that its waste is hazardous. The EPA has responded that, in the EPA's opinion, Alcancorp's waste is hazardous and that it may file lawsuits against Alcancorp as to these sites.

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

OTHER MATTERS

In March 1996, Alcancorp, along with other U.S. aluminum producers, was sued by a U.S. bicycle manufacturer for alleged price-fixing stemming from the Memorandum of Understanding entered into by six Governments in January 1994. In a summary judgment, rendered in July 1996, the U.S. District court for the Central District of California (county of Los Angeles) dismissed the case. The plaintiff has appealed.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 1997.

                                    PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

See Annual Report, the section titled "Common Shares" on page 64.

The number of holders of record of Shares on 20 March 1998 was approximately 20,658.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 51, note 14 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 10 of this report.)

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

See Annual Report, pages 42 to 43, note 4 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

See the Annual Report, pages 16 through 35, the section titled "Management's Discussion and Analysis".

As the Company follows Canadian GAAP, reference should be made to note 4 to the Consolidated Financial Statements on pages 42 to 43 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP.

Refer to the section titled "Competition and Government Regulations" on page 10 of this report for a brief description of the Investment Canada Act as it applies to the Company.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has estimated the impact on 1998 net income of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 1997.

INTEREST RATES

The net income impact of a 10% movement in interest rates on the Company's invested surplus cash and time deposits at 31 December 1997 and on its variable rate debt outstanding at 31 December 1997 is immaterial.

FOREIGN CURRENCY EXCHANGE RATES

The effect of an adverse movement of 10% in foreign currency exchange rates on the Company's financial instruments (principally Canadian dollar forward and range forward purchase contracts) outstanding at 31 December 1997 would be to reduce 1998 net income by approximately $58 million.

Because all of the Company's foreign currency derivatives positions are taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, any negative impact of currency movements on the financial instruments would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.

DERIVATIVE COMMODITY CONTRACTS

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward purchase and options contracts outstanding at 31 December 1997 would be to reduce 1998 net income by approximately $49 million, of which $11 million relates to the cost of unexercised option premiums and $38 million to forward purchase contracts.

Because all of the Company's aluminum forward purchase contract positions are taken out to hedge future purchases of metal required for firm sales commitments to fabricated products customers, any negative impact of movements in the price of aluminum on the forward purchase contracts would be offset by an equal and opposite impact on the purchases being hedged.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Annual Report, Consolidated Financial Statements on pages 37 through 58 and the "Auditors' Report" on page 36; the section titled "Quarterly Financial Data" on page 59.

Location of Financial Statements and other material required under this Item is found under Item 14 of this report.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

INFORMATION IN THIS PART IS BASED ON INFORMATION CONTAINED IN THE COMPANY'S MANAGEMENT PROXY CIRCULAR DATED 4 MARCH 1998.


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until they cease to hold office as such.

SONJA I. BATA, O.C. - DIRECTOR SINCE 1979
Sonja Bata, 71, has been active in the world-wide Bata Shoe Organization for many years. Mrs. Bata was a director of Bata Limited from 1973 to 1997. Presently she is a director of Compass Limited and vice-chairman of the Bata Shoe Foundation. Mrs. Bata devotes significant time to other business and philanthropic activities. She is chairman of the Bata Shoe Museum Foundation, honorary chairman of the World Wildlife Fund Canada and past chairman of the Board of Governors of Junior Achievement of Canada and North York General Hospital.

W.R.C. BLUNDELL, O.C. - DIRECTOR SINCE 1987
Bill Blundell, 70, is chairman of The Manufacturers Life Insurance Company, and a director of a number of Canadian companies. Mr. Blundell is a vice-chairman of the Canadian Institute of Applied Research, and has served as a member of the National Forum on Health, chairman of the Wellesley Hospital and governor of the University of Toronto. He was with General Electric Canada Inc. from 1949 to 1991, the last six years as chairman and chief executive officer.

JACQUES BOUGIE, O.C. - DIRECTOR SINCE 1989
Jacques Bougie, 50, has been President and Chief Executive Officer of Alcan since November 1993, having served as President and Chief Operating Officer since July 1989. Mr. Bougie joined Alcan in 1979 and held a number of senior management positions until 1989, including having responsibility for all of Alcan's fabricating operations in North America other than rolling. Mr. Bougie is also a director of Royal Bank of Canada and Bell Canada.

WARREN CHIPPINDALE, F.C.A., C.M. - DIRECTOR SINCE 1986
Warren Chippindale, 69, was chairman and chief executive partner of Coopers & Lybrand (Canada) from 1971 to 1986 and chairman of Coopers & Lybrand (International) for five years during that period. Mr. Chippindale is a director of BCE Inc., Bell Canada, BCE Mobile Communications Inc., The Spectrum United Funds and The Molson Companies Limited.

D. TRAVIS ENGEN - DIRECTOR SINCE 1996
Travis Engen, 53, is chairman, president and chief executive officer of ITT Industries, Inc. in the United States of America and has held several important positions within the ITT organization, including that of executive vice president of ITT Corporation from 1991 to 1995. Mr. Engen is a member of the U.S. President's National Security Telecommunications Advisory Committee. He is a director of Fundacion Chile. He is also a director of Lyondell Petrochemical Company and a member of the Business Round Table and the Manufacturers Alliance Board of Trustees, all of which are located in the United States of America.

DR. JOHN R. EVANS, C.C. - DIRECTOR SINCE 1986
John Evans, 68, is Chairman of Alcan as well as chairman of Allelix Biopharmaceuticals Inc. and Torstar Corporation. Dr. Evans was chairman and chief executive officer of Allelix Inc. from 1983 to 1989, president of the University of Toronto from 1972 to 1978 and director of the Population, Health and Nutrition Department of the World Bank from 1979 to 1983. He is past chairman of the Rockefeller Foundation. He is also a director of Connaught Laboratories Ltd., MDS Health Group Ltd., Pasteur Merieux Serums & Vaccines and Royal Bank of Canada.

ALLAN E. GOTLIEB, C.C. - DIRECTOR SINCE 1989
Allan Gotlieb, 70, was Ambassador of Canada to the United States of America from 1981 to 1989 and chairman of the Canada Council from 1989 to 1994. Mr. Gotlieb is a director of Hollinger Inc., Champion International Corporation, AXA Insurance Canada, AXA Pacific Insurance Company, Suncor Energy Inc. and Peoples Jewellers, a senior consultant with the law firm of Stikeman, Elliott, a member of the advisory boards of Nestle Canada Inc., Hollinger International Inc., Investment Co. of America and Julius Baer Investment Advisory (Canada) Ltd., co-chairman of Saturday Night magazine and chairman of the Donner Canadian Foundation.

J.E. NEWALL, O.C. - DIRECTOR SINCE 1985
Ted Newall, 62, is vice-chairman, chief executive officer and a director of NOVA Corporation. He was chairman and chief executive officer of Du Pont Canada Inc. from 1980 to 1991. Mr. Newall is a director of BCE Inc., BCI Inc., Canadian Pacific Ltd., Maple Leaf Foods Inc., Methanex Corporation, Royal Bank of Canada and is vice-chairman of the Business Council on National Issues.

DR. PETER H. PEARSE, C.M. - DIRECTOR SINCE 1989
Peter Pearse, 65, is a consultant on natural resources economics and policies and president of a private investment company. He is a Professor Emeritus at the University of British Columbia where he was a member of the faculty from 1962 to 1996. Dr. Pearse has served on the Economic Council of Canada, the Canadian Consumer Council, the Board of Governors of the University of British Columbia, the executive board of the Law of the Sea Institute and the board of directors of World Wildlife Fund Canada. Dr. Pearse has conducted two Royal Commissions on natural resources policies and has been an advisor on natural resources matters to Canadian and foreign governments and to the World Bank.

SIR GEORGE RUSSELL, C.B.E. - DIRECTOR SINCE 1987
Sir George Russell, 62, is chairman of 3i Group plc, an industrial investment bank in the United Kingdom. Sir George had previously served with Alcan from 1972, becoming managing director of British Alcan Aluminium plc, a Subsidiary of Alcan, in 1981. He resigned from that company in 1986, but rejoined its board in 1997. He is also chairman of Camelot plc and director of Northern Rock Building Society and Taylor Woodrow, all of which are located in the United Kingdom.

GUY SAINT-PIERRE, O.C. - DIRECTOR SINCE 1994
Guy Saint-Pierre, 63, is chairman and a director of SNC-Lavalin Group Inc., having served as president and chief executive officer from 1989 to 1996. From 1970 to 1976, he served with the Government of Quebec, first as Minister of Education and then as Minister of Industry and Commerce. Between 1978 and 1989, he was president and chief executive officer of Ogilvie Mills Ltd. Mr. Saint-Pierre is currently honorary chairman of the Business Council on National Issues. Mr. Saint-Pierre is a director of BCE Inc., General Motors of Canada and Royal Bank of Canada.

GERHARD SCHULMEYER - DIRECTOR SINCE 1996
Gerhard Schulmeyer, 59, has been president and chief executive officer of Siemens Nixdorf Informationssysteme AG and chairman of its managing board since 1994. Prior to joining Siemens Nixdorf, Mr. Schulmeyer was executive vice president and a member of the executive committee of Asea Brown Boveri Ltd. as well as president and chief executive officer of ABB Inc., U.S.A. From 1980 to 1989, he held various senior positions with Motorola Inc., culminating with that of executive vice president, deputy to the chief executive officer, responsible for European business. He is a member of the supervisory boards of Thyssen-Bornemisza Holding N.V. and VOBIS Microcomputer AG. He is also a member of MIT Corporation.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

The names, ages and positions of the Executive Officers of the Company, at 20 March 1998, are as follows:

 NAME             AGE  POSITION
-----             ---  --------
 J. Bougie        50   President and Chief Executive Officer;
                       Director since 1989
 R.L. Ball        51   Executive Vice President, Corporate Development
                       and Technology
 C. Chamberland   58   Executive Vice President, Smelting and Power
 J.-P.M. Ergas    58   Executive Vice President, Europe
 R.B. Evans       50   Executive Vice President, Fabricated Products,
                       North America
 D. Gagnier       51   Vice President, Corporate and Environmental Affairs
 E.P. LeBlanc     57   Executive Vice President, Raw Materials and Chemicals
 G. Ouellet       55   Vice President, Human Resources, Occupational Health
                       and Safety
 P. K. Pal        62   Vice President, Chief Legal Officer and Secretary
 E.N. Santos      58   Executive Vice President, South America
 B.W. Sturgell    48   Executive Vice President, Asia/Pacific
 S. Thadhani      58   Vice President and Chief Financial Officer
 G.P. Batt        50   Treasurer
 D.G. O'Brien     55   Controller

Except as described below, all of the Executive Officers named above have held their present positions or other senior management positions with the Company or its Subsidiaries during the past five years:

 . prior to joining the Company in January 1995, Mr. Ergas held senior management positions with the Pechiney group of companies;

 . prior to joining the Company in January 1997, Mr. Evans held senior management positions with the Kaiser Aluminum organization; and

 . prior to joining the Company in January 1995, Mr. Gagnier was president of a manufacturers' association in Canada and, prior to that, had held senior administrative positions with the Government of Canada (including its Privy Council Office).

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

                           SUMMARY COMPENSATION TABLE

                                                              Long-term
                                                             Compensation
                              Annual Compensation
                         -------------------------------

                                      Bonus
                                   (Executive                 Shares Under
Name and Principal                 Performance   Other Annual   Options      All Other
   Position        Year   Salary      Award)     Compensation   Granted     Compensation
                                       (1)           (2)          (3)
                           ($)         ($)           ($)          (#)            ($)
---------------    -----  ------   -----------   ------------  -----------  ------------

J. Bougie           1997  707,943   See Note 4      31,786      312,800       20,900 (5)
President and       1996  647,415    424,274        45,773       65,000       19,225
Chief Executive
Officer             1995  552,799    582,880        32,084       54,500       16,556

J.-P. M. Ergas      1997  508,750    296,125         2,000       20,000       21,301
Executive Vice
President           1996  453,061    162,319        83,516       20,000       40,202
                    1995  330,114    195,428         9,755       36,000       10,999

E.N. Santos         1997  501,270    282,305        33,757       16,700       43,093
Executive Vice
President           1996  357,761    168,829       125,942       20,000       12,064
                    1995  268,195    198,287        32,789       20,000       10,166

R.L. Ball           1997  340,000    246,780        64,516       18,200       46,213
Executive Vice
President           1996  312,500    142,762        54,381       18,200       29,218
                    1995  286,667    213,953        57,065       16,000       14,275

B.W. Sturgell       1997  284,500    246,780       345,210       20,000       18,099
Executive Vice
President           1996  202,333     92,039        19,073        6,800       13,161
                    1995  172,000     73,903        15,839        4,200       10,520

[FN]
(1) See page 22 for description.
(2) See page 23 for details.
(3) See page 24 for description.
(4) Awarded in the form of 21,767 EDSUs under the Executive Deferred Share Unit Plan (see page 23 for description), based on the Share price (Can. $46.40) at the end of 1996 (see paragraph 2 on page 27 for details).
(5) See also paragraph 3 on page 27.

Compensation payments to each Named Executive Officer were determined in the currency of his normal place of work. Unless otherwise indicated, all compensation payments reported in this document are stated in U.S. Dollars converted, where necessary, from the currency of disbursement to U.S. Dollars at the average exchange rates for the respective year. The currency and exchange rate details are given in the table below:

                        CURRENCY AND EXCHANGE RATE TABLE

                     Currency of                    Average Exchange Rate
       Name          Disbursement         Year    to convert to U.S. Dollars
       ----          ------------         ----    --------------------------
J. Bougie          Canadian Dollars       1997            0.7199
                   Canadian Dollars       1996            0.7329
                   Canadian Dollars       1995            0.7298

J.-P. M. Ergas     U.S. Dollars           1997            1.0000
                   British Pounds         1997            1.6404
                   U.S. Dollars           1996            1.0000
                   British Pounds         1996            1.5672
                   U.S. Dollars           1995            1.0000

E.N. Santos        Brazilian Reals        1997            0.9250
                   Canadian Dollars       1996            0.7329
                   Brazilian Reals        1996            0.9924
                   Canadian Dollars       1995            0.7298

R.L. Ball          U.S. Dollars           1997            1.0000
                   U.S. Dollars           1996            1.0000
                   U.S. Dollars           1995            1.0000

B.W. Sturgell      U.S. Dollars           1997            1.0000
                   U.S. Dollars           1996            1.0000
                   U.S. Dollars           1995            1.0000

COMPENSATION - GENERAL

Alcan's executive compensation policies cover cash compensation and benefits, including pensions, and are designed to enable Alcan to attract and retain highly qualified people to carry out the objectives of the organization. The Personnel Committee (the "Committee"), all of whose members with the exception of the Chief Executive Officer are Non-Executive Directors, has the duty and responsibility to review and approve these policies periodically and to make recommendations with respect to such matters either to the Board or to the Chief Executive Officer, as may be appropriate. The policies provide a compensation package that is internally equitable, externally competitive and reflects individual efforts and achievements. The cash compensation structure and benefits programs, including short- and long-term incentive plans, are designed to be competitive with the median of selected comparator groups of companies. These companies, identified as a "Compensation Peer Group", are comparable in size, are involved in cyclical industries as is Alcan, and have a global presence. In the case of the Canada-based Executive Officers, the Compensation Peer Group includes both Canada-based (12) and U.S.-based (15) enterprises. When establishing the level of compensation, weight is given to U.S. compensation practices. For certain Canada-based Executive Officers, an equal weighting is given to both U.S. and Canadian practices while, for the others, more weight is given to Canadian compensation practices. In the case of the Chief Executive Officer, the total annual compensation is set at the level of U.S.-based peers. These different weightings reflect the increasing global importance of the senior management level positions in the organization.

At all other levels in the Company world-wide, the policies governing the compensation of executives are generally related solely to their relevant national markets; the competitiveness of senior employees' compensation in countries other than Canada is derived from consultant surveys of the Compensation Peer Group in their respective countries.

Alcan retains external consultants to assist its Human Resources Department and the Committee in collecting the required comparative data and providing advice concerning all aspects of compensation of its senior employees. From time to time, the Committee has retained the services of its own consultant to assist it in its deliberations, and may do so again in the future.

ANNUAL COMPENSATION

Annual compensation of the Executive Officers comprises base salaries, incentive plans and benefits programs. Base salaries for Executive Officers are reviewed annually. Any proposed changes are reviewed and approved by the Committee before implementation and are based on an evaluation of each Executive Officer's current performance.

EXECUTIVE PERFORMANCE AWARD PLAN

A substantial proportion of the Executive Officers' compensation is related to the performance of Alcan.

Alcan's short-term incentive plan, known as the Executive Performance Award ("EPA") Plan, has three components, each based on a different aspect of performance: (1) the overall profitability of Alcan, (2) the performance of Alcan against key strategic corporate objectives, and (3) the performance of Alcan's business units. These are explained in the numbered paragraphs below.

1. The award for overall profitability of Alcan is called the Corporate Profitability Award ("CPA"). The CPA is related to return on equity. The CPA for the Executive Officers has a guideline payment range of 20% to 35% of salary grade mid-point against which actual performance is measured. The minimum CPA payment can be nil and the maximum, in a year of exceptionally high profits, could be up to three times the guideline amount. The Personnel Committee of the Board establishes a threshold corporate profitability performance target which must be met before any CPA payment will be made. All Executive Officers received an award from this component of the EPA for the year 1997.

2. The award for achieving corporate objectives, called the Corporate Objectives Award ("COA"), focuses on Alcan's critical corporate objectives. These objectives are established as part of the annual business planning process by the Chief Executive Officer and are submitted to the Personnel Committee for approval at the start of each year. The COA is independent of the CPA objective. For Executive Officers, the COA has a guideline payment range of 15% to 30% of salary grade mid-point. There is a minimum payment of nil and a maximum of twice the guideline amount. All Executive Officers received an award from this component of the EPA for the year 1997.

3. The award for business unit performance is called the Business Unit Award ("BUA"). The BUA provides for an award based on the business unit's performance measured against pre-established objectives for the year. The BUA is independent of the CPA and COA objectives. For Executive Officers, the BUA has a guideline payment range of 15% to 20% of salary grade mid-point. There is a minimum payment of nil and a maximum of twice the guideline amount. The criteria for rewards under this aspect of the EPA are set annually by management at various levels and their respective superiors. There are 17 major business units within Alcan world-wide. All Executive Officers received awards from this component of the EPA, varying within the range mentioned above based on their performance in 1997.

An exception to the practice described in the preceding paragraphs is made in the case of employees retiring from or otherwise ceasing employment with Alcan. In that year, the employee receives guideline CPA, COA and BUA amounts, prorated for the number of months actually employed.

Effective 1 January 1997, the Executive Deferred Share Unit Plan was introduced, under which Canada-based Executive Officers may elect, prior to the beginning of any particular year, to receive Executive Deferred Share Units ("EDSUs") with a value equal to all or one-half of their EPA in respect of that year, instead of a cash award under the EPA. The number of EDSUs is determined by dividing the amount so elected by the average price of a Share on the Montreal, Toronto and New York stock exchanges at the end of the year preceding the year in question. Additional EDSUs are credited to each holder thereof corresponding to dividends declared on Shares. The EDSUs are redeemable only upon termination of employment (retirement, resignation or death). The amount to be paid by Alcan upon redemption (which must be on or before 15 December of the calendar year next following the termination) will be calculated by multiplying the accumulated balance of EDSUs by the average price of a Share on the said exchanges at the time of redemption.

The Executive Deferred Share Unit Plan is intended to link the interests of the eligible Executive Officers more closely with those of Shareholders.

OTHER COMPENSATION

Compensation benefits made available to senior employees under various plans included those under (a) the Executive Performance Award Plan (including the Executive Deferred Share Unit Plan) described above, (b) the Alcan Executive Share Option Plan described on page 24, (c) retirement benefit plans described on page 28, (d) life insurance plans, (e) savings plans, (f) plans for the use and parking of automobiles, for professional financial advice through independent organizations, for deemed interest on loans and for the reimbursement of club membership fees, and (g) in applicable cases, expatriate benefits, foreign taxes, housing assistance, and directors' fees from Subsidiaries and Related Companies.

In the Summary Compensation Table on page 20, the amounts indicated for the year 1997 under the column titled Other Annual Compensation include benefits paid to the Named Executive Officers under these plans: automobile usage (J. Bougie, $12,250 and E.N. Santos, $22,548), club membership fees (J.-P. M. Ergas, $2,000 and R.L. Ball, $19,085), deemed interest (E.N. Santos, $11,209), expatriate benefits (B.W. Sturgell, $238,852), financial advice (J. Bougie, $8,368), foreign taxes (R.L. Ball, $32,045) and housing assistance (B.W. Sturgell, $72,889).

ALCAN EXECUTIVE SHARE OPTION PLAN

The Alcan Executive Share Option Plan ("Option Plan") provides for the granting to senior employees of non-transferable options ("Options") to purchase Shares.

The Option Plan, which is administered by the Option Committee of the Board, composed of Non-Executive Directors, is a long-term incentive plan closely aligned with the interests of Shareholders and forms part of the Executive Officers' total compensation. The purpose of the Option Plan is to attract and retain senior employees and to encourage them to contribute to growth in the price of Alcan Shares. The number of Options granted is related to salary grade mid-point but not to the amount of outstanding Options or SARs (described below). When determining the competitiveness of senior employees' total compensation, the compensation value of Option grants is taken into account. For Executive Officers, the number of Options granted generally produces compensation values which, when expressed as a multiple of annual base salary, are much lower than those provided by U.S.-based companies within the Compensation Peer Group but about the same as Canada-based companies within the Compensation Peer Group.

A OPTIONS

Prior to 22 April 1993, the Option Plan provided for the granting of Options hereinafter referred to as "A Options". No further A Options have been, or may be, issued after that date.

The exercise price per Share under A Options was set at not less than 90% of the market value on the effective date of each grant of an A Option, but all A Options granted after 1985 were set at 100% of the market value on their effective dates. The effective date was fixed at the time of each grant. Each A Option is exercisable in whole or in part during a period commencing not less than three months after the effective date as determined by the Option Committee of the Board and ending not later than 10 years after that date. In the event of retirement or death of the employee, any remainder of this 10-year period in excess of five years is reduced to five years. Alcan may make loans ("Option Loans"), at such interest rate, if any, as the above-mentioned committee may determine, to assist in financing the purchase of Shares through the exercise of A Options (see INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS on page 32). The interest rate is currently nil on all outstanding Option Loans. The Option Loans have terms of up to 9 3/4 years. After exercise of an A Option, the employee may not dispose of the Shares during a one-year period ("Holding Period"). In the event of retirement or resignation or other termination of the employee, the Holding Period terminates upon repayment of the Option Loan. Each A Option has connected therewith stock appreciation rights ("SARs") in respect of one-half of the Shares covered by the A Option. Each SAR entitles the optionee to surrender unexercised the right to subscribe for one Share in return for a cash payment in an amount equal to the excess of the market value of such Share at the time of surrender over the subscription price.

B OPTIONS

Since 22 April 1993, the Option Plan has provided for Options hereinafter referred to as "B Options".

Alcan may issue in any year B Options in respect of a Yearly Allotment, as defined in the Option Plan, of 0.75% of the Shares outstanding as at the end of the previous calendar year. In addition, the unused portion of any previous Yearly Allotment may be carried forward. The cumulative maximum number of Shares which can be issued under the Option Plan after 31 December 1995 is 20,500,000.

The exercise price per Share under B Options is set at not less than 100% of the market value on the effective date of the grant of each B Option. The effective date is fixed at the time of the grant. Each B Option is exercisable in whole or in part during a period commencing not less than three months after the effective date as determined by the Option Committee of the Board ("Waiting Period") and ending not later than 10 years after that date. In the event of retirement or death of the employee, any remainder of this 10-year period in excess of five years is reduced to five years. Option Loans may not be made in respect of the exercise of Options. The
B Options do not have SARs connected therewith unless the above-mentioned committee so determines at the time of grant; no such determination has been made in respect of the B Options currently outstanding.

GRANTS AND EXERCISES DURING 1997

The following table provides information pertaining to Options granted to the Named Executive Officers during 1997:


OPTION GRANTS DURING 1997

                 Shares Under   Percent of Total  Exercise Price and
Name               Options     Options Granted to  Market Value on
                     (#)                            Date of Grant      Expiration Date
                                                    (Can.$/Share)



J.-P.M. Ergas    20,000(1)           1.8                48.35         24 September 2007
E.N. Santos      16,700(1)           1.5                48.35         24 September 2007
R.L. Ball        18,200(1)           1.7                48.35         24 September 2007
B.W. Sturgell    20,000(1)           1.8                48.35         24 September 2007
J. Bougie       312,800(2)          28.4                48.91         28 May 2007



[FN]
(1) Date of grant: 24 September 1997. One-quarter of the Options may be exercised, cumulatively, after Waiting Periods of 12, 24, 36 and 48 months from the date of grant.

(2) Date of grant: 28 May 1997. Options may be exerciced between 1 January 2000 and 28 May 2007.




The following table provides certain required information pertaining to Options exercised by the Named Executive Officers during 1997 as well as year-end values:

      AGGREGATED OPTION EXERCISES DURING 1997 AND YEAR-END OPTION  VALUES

                                       Shares Underlying           Value of
                 Shares     Aggregate     Unexercised             Unexercised
                Acquired      Value        Options at       in-the-Money Options at
       Name    on Exercise  Realized   31 December 1997 (1)   31 December 1997 (1)
                   (#)       (Can. $)         (#)                   (Can. $)

J. Bougie        25,000      565,925        E: 127,950            E: 701,382
                                            U: 401,950            U:  49,444

J.-P.M. Ergas      -           -            E:  18,500            E:  13,005
                                            U:  57,500            U:  39,015

E.N. Santos       7,450      116,007        E:  25,450            E: 122,652
                                            U:  36,150            U:  16,732

R.L. Ball         4,250       73,962        E:  40,700            E: 278,324
                                            U:  43,900            U:  15,228

B.W. Sturgell        -             -        E:   9,025            E:  66,416
                                            U:  28,425            U:   4,606

(1) E: Exercisable U: Unexercisable

During 1997, the Named Executive Officers did not receive or exercise any SARs, nor did they have any remaining unexercised SARs at the year end.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

The Chief Executive Officer's annual compensation is administered by the Non-Executive Directors of the Committee according to the policies described above. The companies forming the Compensation Peer Group for the Chief Executive Officer are specifically selected because they and Alcan have chief executive officers with responsibilities of similar magnitude. Alcan's Chief Executive Officer participates in the EPA and the relationship between his compensation and Alcan's performance is based on the same criteria as those discussed generally for other participants in the EPA.

Given the uniqueness of Alcan as one of the largest global Canadian corporations with two-thirds of its assets and employees located outside Canada, the Committee has decided to set the total annual compensation of its Chief Executive Officer, beginning in 1997, at the level of his U.S.-based peers (15 similar enterprises). In making this change, the Committee has also increased the proportion of his compensation which is variable and "at risk" and, more importantly, has placed greater emphasis on long-term performance linked directly to total shareholder return. With this change, the Committee has decided to administer the Chief Executive Officer's total compensation on a longer term perspective rather than through annual adjustments. To this end, the Chief Executive Officer's compensation is now covered by an agreement with a three-year term. Under this modified approach, the fixed portion of his total compensation (the base salary and the value of pension benefits) will represent some 33% thereof while the "at risk" portion, comprising the short-term, medium-term and long-term incentive plans, will represent 67% thereof. The "at risk" portion is linked directly to improved long-term shareholders' return through a combination of grants under the Option Plan and the Executive Deferred Share Unit Plan (described on page 23).

The three-year (1997-1999) agreement, referred to above, with the Chief Executive Officer provides for compensation as set out below:

1.   A base salary of Can. $1,000,000 per annum, commencing 1 March 1997.

2. An annual short-term incentive grant using the formula under the EPA and based on a guideline of 85% of salary mid-point but to be received in the form of EDSUs.

     For the year 1997, the Chief Executive Officer received 21,767 EDSUs (the figure being determined by dividing the value he would have received under the EPA by the average price of a Share at the end of 1996, Can. $46.40).

3. As a medium-term incentive, the Chief Executive Officer will be entitled to receive a further award (by way of deferred share units issued under an arrangement that generally parallels the Executive Deferred Share Unit Plan
     - see page 23) if, over a three-year period, Alcan achieves specific financial targets based on the objective of a sustainable improvement of $300 million in Alcan's net income over 1996, subject to adjustment if certain underlying assumptions change. The achievement of this objective over a three-year cycle will give rise to an award of 19,400 deferred share units; lower and higher awards will be made if the income improvement falls short or surpasses that objective. The maximum would be 58,200 deferred share units for an income improvement of $600 million over 1996.

     The grant of the deferred share units, if any, under this medium-term incentive will be made in the year 2000.

4. As a long-term incentive in respect of the three-year period under the agreement, the Chief Executive Officer was granted 312,800 Options (see page 20) at an exercise price of Can. $48.91 per Share, exercisable during the period from 1 January 2000 up to 28 May 2007 (10 years from the date of grant).

5. Pensions under the Canadian Plans (see page 28) for eligible Alcan employees are calculated on the basis of salary plus the EPA guideline amount but, in view of the increases in the Chief Executive Officer's direct compensation described above, the pensionable portion of his EPA was reduced from 85% of salary to 40% thereof. This change results in a reduction of about 25% in the pension which would otherwise have accrued to him under the Canadian Plans. However, under certain conditions of termination of employment, his pension will be subject to a minimum guaranteed amount which has been based on salary and pensionable EPA at 85% of salary.

6. The Board may adjust the compensation arrangement set out above in order to correct for a sudden change in the relative values of the Canadian and U.S. Dollars; no such adjustment was made in 1997.

RETIREMENT BENEFITS

Canadian Plans

The Alcan Pension Plan (Canada) and the Alcan Supplemental Retirement Benefit Plan (Canada) are together herein referred to as the "Canadian Plans". Pensions up to a statutory limit are payable under the former and, in excess thereof, under the latter.

The Canadian Plans provide for pensions calculated on pensionable service and annual average earnings during the 36 consecutive months when they were the greatest, which earnings consist of salary and the Executive Performance Award at its guideline amount (except for J. Bougie; see page 27). The following table shows estimated annual retirement benefits, expressed as a percentage of annual average earnings during the said 36 months, payable upon normal retirement at age 65 to persons in the indicated earnings and pensionable service classifications.

                                 CANADIAN PLANS


     Average Annual                        Years of Pensionable Service
       Earnings
         ($)              10        15        20        25        30        35
     --------------       --        --        --        --        --        --

  900,000 - 2,000,000     17%       25%       34%       42%       51%       59%

The Alcan Supplemental Retirement Benefits Plan also provides for an additional pension to J. Bougie which increases the percentage in the table above by 4%.

Non-Canadian Plans

During 1997, R.L. Ball and B.W. Sturgell participated in an Alcan-sponsored pension plan in the U.S.A. ("U.S. Plan") which provides for retirement benefits which are generally comparable with the Canadian Plans, but with a ceiling of 60% of annual average earnings and a maximum pensionable service of 35 years. The following table shows estimated annual retirement benefits, expressed as a percentage of annual average earnings during the three consecutive calendar years when they were the greatest, payable upon normal retirement at age 65 to persons in the indicated earnings and pensionable service classifications.

                                   U.S. PLAN


     Average Annual                        Years of Pensionable Service
       Earnings
         ($)              10        15        20        25        30        35
     --------------       --        --        --        --        --        --

   500,000 - 900,000     17%       25%       34%       42%       51%       59%

  1,000,000 2,000,000    17%       26%       34%       43%       51%       60%


J.-P.M. Ergas participated in an Alcan-sponsored pension plan in the U.K. and also in a supplemental retirement benefit agreement which provides for a pension based on the terms of the U.S. Plan but in excess of statutory limitations in both countries. E.N. Santos participated in an Alcan-sponsored pension plan in Brazil, which is comparable to the U.S. Plan.

DEDUCTIONS FOR SOCIAL SECURITY

In the Canadian Plans, the retirement benefits described above are reduced by the excess (if any) of retirement benefits payable from non-Canadian social security and the Canada Pension Plan or the Quebec Pension Plan ("C/QPP") over the maximum retirement benefits under the C/QPP. The normal form of payment of pensions is a lifetime annuity with a guaranteed minimum of 60 monthly payments or a 50% lifetime pension to the surviving spouse.

PENSIONABLE EARNINGS AND YEARS OF PENSIONABLE SERVICE

The 1997 pensionable earnings and estimated years of pensionable service on normal retirement at age 65 (subject to a maximum of 35 years where applicable) for the Named Executive Officers were as follows: J. Bougie, $995,920 and 33 years; J.-P.M. Ergas, $766,250 and 10 years; E. N. Santos, $760,265 and 35 years; R.L. Ball, $559,360 and 35 years; B.W. Sturgell, $503,860 and 25 years.

RETIRING ALLOWANCES

Upon his retirement, E.N. Santos will be paid a retiring allowance equal to $200,000 plus an amount determined at the rate of $10,000 per year from 1 August 1995 to his retirement date.

BOARD FEES

An employee of Alcan who is a Director is not entitled to receive fees for serving on the Board or on any Committee thereof.

COMPENSATION OF NON-EXECUTIVE DIRECTORS

FEES AND EXPENSES

During 1997, every Non-Executive Director was paid an annual fee of $25,000 and an additional annual fee of $5,000 for serving on a Committee of the Board, except for the Option Committee. If such Director also served as Chairman of a Committee, a further annual fee of $6,000 was paid. J.R. Evans, as Non-Executive Chairman of the Board, was paid a fee of $120,000 during 1997 in lieu of the above fees; effective 1 January 1998, the Chairman's fee was increased to $155,000 per annum.

Non-Executive Directors are reimbursed for transportation and other expenses actually incurred in attending Board/Committee meetings. A travel fee of $1,000 is also payable to those Non-Executive Directors who require an extra day of travel to attend any Board/Committee meeting; during 1997, travel fees were paid as follows: P.H. Pearse, $8,000; Sir George Russell, $7,000; and G. Schulmeyer, $7,000.

RETIREMENT ARRANGEMENTS

Effective 1 January 1997, a Non-Executive Directors' Deferred Share Unit Plan was introduced, under which each Non-Executive Director is credited with a number of Directors' Deferred Share Units ("DDSUs"), as determined by the Board. At present, this number has been set at the equivalent of one DDSU for every $100 of Directors' fees (as described above, but excluding the travel fees) received by the Director. Until redemption, additional DDSUs are credited to each Director corresponding to dividends declared on the Shares. The DDSUs are redeemable only upon termination (retirement, resignation or death). The amount to be paid by Alcan upon redemption (which must be on or before 15 December of the calendar year of the Company next following the termination) will be calculated by multiplying the accumulated balance of DDSUs by the average price of a Share on the Montreal, Toronto and New York stock exchanges at the time of redemption.

The Non-Executive Directors' Deferred Share Unit Plan is intended to link the interests of the Non- Executive Directors more closely with those of Shareholders.


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



              (GRAPH - COMPARISON OF FIVE-YEAR CUMULATIVE RETURN)
                                INDEXED RETURNS


                                                                                  Years Ending
                                                         ---------------------------------------------------------------
                                                Base
                                               Period
 Symbol    Company/Index                      12/31/92     12/31/93     12/31/94     12/31/95     12/31/96     12/31/97
---------  -----------------                ------------ ------------ ------------ ------------ ------------ ------------
_________  Alcan Aluminium Ltd.                100.0        119.51       147.95       184.17       202.68       169.57
xxxxxxxxx  S&P Aluminum Index                  100.0        102.38       125.55       154.72       177.69       180.60
*********  S&P 500 Index                       100.0        110.08       111.53       153.45       188.68       251.63
+++++++++  TSE 300 Index                       100.0        133.00       132.00       152.00       194.00       224.00



ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The second column in the table below shows Shares which are beneficially owned (including Shares over which control or direction is exercised) as well as Shares subject to Options granted under the Alcan Executive Share Option Plan described on page 24. The third and fourth columns show Units held under the Deferred Share Unit Plans described on pages 29 and 23; these Units do not carry voting rights.

                                                          NUMBER OF
          NAME                       NUMBER OF SHARES    DEFERRED SHARE UNITS

                                                        DIRECTORS'   EXECUTIVE
                                                         PLAN (1)     PLAN(2)
S.I. Bata                                  6,840           354           -
W.R.C. Blundell                            5,262           415           -
J. Bougie                                566,863 (3)        -          21,767
W. Chippindale                             1,615           465           -
D.T. Engen                                 5,500           392           -
J.R. Evans                                 2,902         1,214           -
A.E. Gotlieb                               1,523           405           -
J.E. Newall                                4,166           465           -
P.H. Pearse                                1,996           354           -
G. Russell                                 4,106           405           -
G. Saint-Pierre                            5,778           354           -
G. Schulmeyer                                718           341           -
Directors and Executive
Officers as a group                    1,383,063         5,164         28,925


[FN]

(1) See page 29 for description.
(2) See page 23 for description.
(3) Made up as follows: 34,572 Shares, 2,391 Shares in the Alcan Employee Savings Plan and Options to purchase 529,900 Shares.

Mrs. Bata's husband beneficially owns 940 Shares. A trust in which Sir George Russell's children have an interest owns 10,523 Shares. Mrs. Bata and Sir George Russell disclaim beneficial ownership in the Shares owned by Mr. Bata and the Russell children, respectively.

Mr. Blundell and his wife beneficially own, respectively, 2,000 and 1,500 Floating Rate Cumulative Redeemable Preference Shares, Series C.

Mr. Engen owns his Shares jointly with his wife.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

NON-EXECUTIVE DIRECTORS

Non-Executive Directors and former Non-Executive Directors are not indebted to Alcan.

OPTION LOANS TO EXECUTIVE OFFICERS

The required details with regard to Option Loans given to all Executive Officers (including the Named Executive Officers) are shown in the following table. The aggregate indebtedness of all Executive Officers and employees and former Executive Officers and employees of Alcan and its Subsidiaries (including the Named Executive Officers) to Alcan in respect of Option Loans at 9 February 1998 was $4,342,563.

The terms of Option Loans are described on page 24.

           TABLE OF INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS
                               UNDER OPTION PLAN

Name and Principal Position                      Involvement     Largest           Amount           Financially       Security for
                                                     of          Amount         Outstanding          Assisted         Indebtedness
                                                    Alcan      Outstanding         as at              Share
                                                               During 1997       9 February         Purchases
                                                                                    1998           During 1997(1)
                                                                  ($)                ($)                (#)
------------------------------------------       -----------   -----------      -----------        --------------     ------------
G.N. de Aguiar   Treasurer                        Lender         77,158                 0                   0             (2)
R.L. Ball        Executive  Vice President        Lender        144,987            75,378               4,250             (2)
J. Bougie(3)     President and                    Lender        499,196           492,842              25,000             (2)
                 Chief Executive Officer
C. Chamberland   Executive VicePresident          Lender         81,767            30,929                   0             (2)
S.B. Heister(4)  Executive Vice President         Lender         31,782            26,203                   0             (2)
E.P. LeBlanc     Executive Vice President         Lender         26,161            24,784                   0             (2)
D.G. O'Brien     Controller                       Lender          7,361                 0                   0             (2)
G. Ouellet       Vice President                   Lender         61,195            61,195               3,750             (2)
P.K. Pal         Vice President                   Lender         88,121                 0                   0             (2)
E.N. Santos      Executive Vice President         Lender        299,343           284,376                   0             (2)
S. Thadhani      Vice President                   Lender        125,450           125,450               7,500             (2)

[FN]
(1) In respect of A Options only.

(2) Security for the indebtedness is provided by the deposit of the certificates representing the relevant Shares with CIBC Mellon Trust Company, as trustee, which holds the certificates registered in its name until full repayment of the particular Option Loan has been made to Alcan.

(3) J. Bougie is a nominee proposed for election as Director.

(4) S.B. Heister retired during 1997.

OTHER INDEBTEDNESS

The required details with regard to indebtedness of Executive Officers to Alcan other than in respect of Option Loans is shown in the following table. The aggregate indebtedness of all officers and employees and former officers and employees of Alcan and its Subsidiaries to Alcan other than in respect of Option Loans at 9 February 1998 is $2,095,874.

                                                            Largest Amount   Amount Outstanding as
   Name and Principal Position       Involvement of Alcan     Outstanding              at
          at Year-end                   or Subsidiary         during 1997        9 February 1998
                                                                 ($)                 ($)
-----------------------------------  --------------------   --------------   ---------------------

R.L. Ball  Executive Vice President      Lender (1)           43,257                32,250

E.P. LeBlanc Executive Vice President    Lender (2)           89,849                80,994

D. Gagnier Vice President                Lender (3)           20,389                18,615

G.P. Batt  Treasurer                     Lender (4)           33,858                     0

(1) The indebtedness consists of a residential loan from Alcan. The loan is interest-free, is secured by a mortgage on the residence and matures on 23 September 1999.

(2) The indebtedness consists of a residential loan from Alcan. The loan is interest-free, is secured by a mortgage on the residence and matures on 13 May 2004.

(3) The indebtedness consists of a residential loan from Alcan. The loan is interest-free, is secured by a mortgage on the residence and matures on 16 February 2005.

(4)  The loan was repaid on 22 July 1997.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

          See Annual Report, pages 37 to 58 and the Auditors' Report on page 36 thereof.

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

          (3)  Articles of Incorporation and By-laws:

               3.1 Certificate of Amalgamation dated 1 January 1995, Certificate of Amendment dated 8 May 1995. (Incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K of the Company for 1996.)

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

               10.1.5 Amendments dated 1 July 1996 for Schedule 96-1, 1 November
                      1996 for Schedule 96-2, 1 January 1992 for paragraphs 1, 2 and 3 of Schedule 96-3 and 1 January 1996 for paragraph 4 of Schedule 96-3. (Incorporated by reference to exhibit
                      10.1.5 to the Annual Report on Form 10-K of the Company for 1996.)

               10.2 Alcan Executive Share Option Plan. (Incorporated by reference to the section titled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33-61790.)

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

               10.10.1 Amendment dated 1 January 1997. (Incorporated by
                       reference to exhibit 10.10.1 to the Annual Report on Form 10-K of the Company for 1996.)

               10.11 Alcan Aluminium Limited Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K of the Company for 1996.)

               10.12 B.C./Alcan 1997 Agreement. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

               10.13 Employment Agreement dated 24 July 1997 with Jacques Bougie. (Filed herewith.)

          (13) Annual Report. (Filed herewith.)

          (21) Subsidiaries and Related Companies of the Company are listed on pages 40 to 43.

          (23) Consent of Independent Accountants is on page 39.

          (24) Powers of Attorney. (Filed herewith.)
               24.1    Power of attorney of S.I. Bata
               24.2    Power of attorney of W. Chippindale
               24.3    Power of attorney of D.T. Engen
               24.4    Power of attorney of J.R. Evans
               24.5    Power of attorney of A.E. Gotlieb
               24.6    Power of attorney of J.E. Newall
               24.7    Power of attorney of P.H. Pearse
               24.8    Power of attorney of G. Russell
               24.9    Power of attorney of G. Saint-Pierre
               24.10   Power of attorney of G. Schulmeyer

          (27) Financial Data Schedule. (Filed herewith.)

          (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
               (Filed herewith.)

(B) REPORTS ON FORM 8-K

    The Company has not filed any Form 8-K reports during the quarter ended 31 December 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ALCAN ALUMINIUM LIMITED



26 March 1998                         By /s/ Serge Fecteau
                                      ________________________________________
                                         John R. Evans, Chairman of the Board
                                         By Serge Fecteau, as Attorney-in-fact


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 26 March 1998.


/s/ Robert des Trois Maisons
_______________________________________________________________
Sonja I. Bata, Director
By Robert des Trois Maisons, as Attorney-in-fact


_______________________________________________________________
W. R. C. Blundell, Director


/s/ Jacques Bougie
_______________________________________________________________
Jacques Bougie, Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ P.K. Pal
_______________________________________________________________
Warren Chippindale, Director
By P.K. Pal, as Attorney-in-fact


/s/ P.K. Pal
_______________________________________________________________
D. Travis Engen, Director
By P.K. Pal, as Attorney-in-fact


/s/ Serge Fecteau
_______________________________________________________________
John R. Evans, Chairman of the Board
By Serge Fecteau, as Attorney-in-fact

/s/ P.K. Pal
_______________________________________________________________
Allan E. Gotlieb, Director
By P.K. Pal, as Attorney-in-fact


/s/ Robert des Trois Maisons
_______________________________________________________________
J. E. Newall, Director
By Robert des Trois Maisons, as Attorney-in-fact


/s/ Serge Fecteau
_______________________________________________________________
Peter H. Pearse, Director
By Serge Fecteau, as Attorney-in-fact


/s/ Serge Fecteau
_______________________________________________________________
Sir George Russell, Director
By Serge Fecteau, as Attorney-in-fact


/s/ Robert des Trois Maisons
_______________________________________________________________
Guy Saint-Pierre, Director
By Robert des Trois Maisons, as Attorney-in-fact


/s/ P.K. Pal
_______________________________________________________________
Gerhard Schulmeyer, Director
By P.K. Pal, as Attorney-in-fact


/s/ Suresh Thadhani
_______________________________________________________________
Suresh Thadhani, Vice President and Chief Financial Officer
(Principal Financial Officer)


/s/ Denis G. O'Brien
_______________________________________________________________
Denis G. O'Brien, Controller
(Principal Accounting Officer)

CONSENT OF INDEPENDENT ACCOUNTANTS


To the Directors of Alcan Aluminium Limited:

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716 and 33-61790) and on Form S-3 (Nos. 2-78568, 2-78713 and 33-82754) of
Alcan Aluminium Limited of our Report, dated 12 February 1998 (with the exception of note 22 which is dated 19 February 1998) appearing on page 36 of the 1997 Annual Report to Shareholders. Our Report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.


                                                      /s/ Price Waterhouse
                                                      --------------------
                                                        PRICE WATERHOUSE

Montreal, Canada
26 March 1998

                                EXHIBIT INDEX

          References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555. References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

          (3)  Articles of Incorporation and By-laws:

               3.1 Certificate of Amalgamation dated 1 January 1995, Certificate of Amendment dated 8 May 1995. (Incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K of the Company for 1996.)

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

               10.1.5 Amendments dated 1 July 1996 for Schedule 96-1, 1 November
                      1996 for Schedule 96-2, 1 January 1992 for paragraphs 1, 2 and 3 of Schedule 96-3 and 1 January 1996 for paragraph 4 of Schedule 96-3. (Incorporated by reference to exhibit
                      10.1.5 to the Annual Report on Form 10-K of the Company for 1996.)

               10.2 Alcan Executive Share Option Plan. (Incorporated by reference to the section titled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33-61790.)

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

               10.10.1 Amendment dated 1 January 1997. (Incorporated by
                       reference to exhibit 10.10.1 to the Annual Report on Form 10-K of the Company for 1996.)

               10.11 Alcan Aluminium Limited Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K of the Company for 1996.)

               10.12 B.C./Alcan 1997 Agreement. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

               10.13 Employment Agreement dated 24 July 1997 with Jacques Bougie. (Filed herewith.)

          (13) Annual Report. (Filed herewith.)

          (21) Subsidiaries and Related Companies of the Company are listed on pages 40 to 43.

          (23) Consent of Independent Accountants is on page 39.

          (24) Powers of Attorney. (Filed herewith.)
               24.1    Power of attorney of S.I. Bata
               24.2    Power of attorney of W. Chippindale
               24.3    Power of attorney of D.T. Engen
               24.4    Power of attorney of J.R. Evans
               24.5    Power of attorney of A.E. Gotlieb
               24.6    Power of attorney of J.E. Newall
               24.7    Power of attorney of P.H. Pearse
               24.8    Power of attorney of G. Russell
               24.9    Power of attorney of G. Saint-Pierre
               24.10   Power of attorney of G. Schulmeyer

          (27) Financial Data Schedule. (Filed herewith.)

          (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
               (Filed herewith.)