Form 10-Q
period 1998-03-31
ALCAN ALUMINIUM LTD /NEW
filed 1998-05-14
CIK 4285

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X] ,     No ____

At March 31, 1998, the registrant had 227,448,934 shares of common stock (without nominal or par value) outstanding.


================================================================================

PART I - FINANCIAL INFORMATION

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
                                  (unaudited)


                                                 Three months ended March 31
                                                 ---------------------------
                                                     1998            1997
                                                 -----------      ----------
                                                     (in millions of US$,
                                                   except per share amounts)
REVENUES
   Sales and operating revenues...................  $ 1,953        $ 1,870
   Other income...................................       18             28
                                                    -------        -------

                                                      1,971          1,898
                                                    -------        -------

COSTS AND EXPENSES
   Cost of sales and operating expenses...........    1,497          1,450
   Depreciation...................................      110            107
   Selling, administrative and general expenses...      104            103
   Research and development expenses..............       17             16
   Interest.......................................       23             25
   Other expenses.................................       10             10
                                                    -------        -------
                                                      1,761          1,711
                                                    -------        -------
Income before income taxes and other items........      210            187
Income taxes (note 3).............................       78             45
                                                    -------        -------
Income before other items.........................      132            142
Equity income.....................................      (16)             3
Minority interests................................        1             (2)
                                                    -------        -------
NET INCOME........................................  $   117        $   143
Dividends on preference shares....................        3              3
                                                    -------        -------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS....  $   114        $   140
                                                    =======        =======
NET INCOME PER COMMON SHARE (NOTE 4)..............  $  0.50        $  0.62
                                                    =======        =======
DIVIDENDS PER COMMON SHARE........................  $  0.15        $  0.15
                                                    =======        =======

                            ALCAN ALUMINIUM LIMITED

              INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                  (unaudited)


Three months ended March 31                       1998           1997
                                                -------        -------
                                                 (in millions of US$)
RETAINED EARNINGS - BEGINNING OF PERIOD
As previously reported........................  $ 3,556        $ 3,217
Accounting change (note 1)....................      306              -
                                                -------        -------
AS RESTATED...................................    3,862          3,217

Net income....................................      117            143
Dividends - Common............................       34             34
          - Preference........................        3              3
                                                -------        -------
RETAINED EARNINGS - END OF PERIOD.............  $ 3,942        $ 3,323
                                                =======        =======

                            ALCAN ALUMINIUM LIMITED

                       INTERIM CONSOLIDATED BALANCE SHEET
                              (unaudited for 1998)


                                                MARCH 31     December 31
                                                  1998           1997
                                                 ------         ------
                                                  (in millions of US$)
                    ASSETS


CURRENT ASSETS
   Cash and time deposits......................  $  385         $  608
   Receivables.................................   1,416          1,292

   Inventories  - Aluminum.....................     835            800
                - Raw materials................     297            307
                - Other supplies...............     235            234
                                                 ------         ------

                                                  1,367          1,341
                                                 ------         ------
TOTAL CURRENT ASSETS...........................   3,168          3,241
                                                 ------         ------
Deferred charges and other assets..............     466            424
Investments....................................     323            343
Property, plant and equipment
   Cost........................................  11,817         11,715
   Accumulated depreciation....................   6,348          6,257
                                                 ------         ------
                                                  5,469          5,458
                                                 ------         ------
TOTAL ASSETS...................................  $9,426         $9,466
                                                 ======         ======

                            ALCAN ALUMINIUM LIMITED

                              (unaudited for 1998)


                                                      MARCH 31    December 31
                                                        1998          1997
                                                       ------        ------
                                                        (in millions of US$,
                                                         except per common
                                                          share amounts)
            LIABILITIES AND SHAREHOLDERS' EQUITY


       CURRENT LIABILITIES
          Payables...................................   $1,024         $1,052
          Short-term borrowings......................      172            238
          Income and other taxes.....................       73             98
          Debt maturing within one year..............       40             36
                                                        ------         ------
                                                         1,309          1,424
                                                        ------         ------
       Debt not maturing within one year.............    1,224          1,241
       Deferred credits and other liabilities........      707            715
       Deferred income taxes (note 1)................      703            969
       Minority interests............................       47             43

       SHAREHOLDERS' EQUITY
          Redeemable non-retractable
             preference shares (note 6)..............      203            203
          Common shareholders' equity
             Common shares...........................    1,254          1,251
             Retained earnings (note 1)..............    3,942          3,556
             Deferred translation adjustments (note 1)      37             64
                                                        ------         ------

                                                         5,233          4,871
                                                        ------         ------
       Total shareholders' equity....................    5,436          5,074
                                                        ------         ------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....   $9,426         $9,466
                                                        ======         ======
       COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE..   $23.01         $21.43
                                                        ======         ======
       RATIO OF TOTAL BORROWINGS TO EQUITY...........    21:79          23:77
                                                        ======         ======

                            ALCAN ALUMINIUM LIMITED

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                     Three months ended March 31
                                                     ---------------------------
                                                        1998           1997
                                                        ----           ----
                                                        (in millions of US$)
       OPERATING ACTIVITIES
          Net income................................... $  117         $  143
          Adjustments to determine cash from
           operating activities:
             Depreciation..............................    110            107
             Deferred income taxes.....................     15             (2)
             Equity income - net of dividends..........     17             (3)
             Change in operating working capital.......   (209)          (191)
             Change in deferred charges,
               other assets, deferred credits
               and other liabilities - net.............    (41)             5
             Gain on sales of businesses - net.........      -            (10)
             Other - net...............................      3              9
                                                          ----           ----

       CASH FROM OPERATING ACTIVITIES..................     12             58
                                                          ----           ----

       FINANCING ACTIVITIES
          New debt.....................................      8             24
          Debt repayments..............................    (12)            (5)
                                                          ----           ----

                                                            (4)            19
          Short-term borrowings - net..................    (65)            25
          Common shares issued.........................      3              7
          Dividends - Alcan shareholders
           (including preference)......................    (37)           (37)
                                                          ----           ----

       CASH FROM (USED FOR) FINANCING ACTIVITIES.......   (103)            14
                                                          ----           ----

       INVESTMENT ACTIVITIES
          Property, plant and equipment................   (130)          (108)
          Investments..................................     (2)             -
          Net proceeds from disposal
           of businesses and other assets..............     -              42
                                                          ----           ----

       CASH USED FOR INVESTMENT ACTIVITIES.............   (132)           (66)
                                                          ----           ----

       Effect of exchange rate changes
         on cash and time deposits.....................     -              (1)
                                                          ----           ----

       INCREASE (DECREASE) IN CASH AND TIME DEPOSITS...   (223)             5
       Cash of companies deconsolidated................     -             (11)
       Cash and time deposits - beginning of period....    608            546
                                                          ----           ----

       Cash and time deposits - end of period.......... $  385         $  540
                                                          ====           ====

                            ALCAN ALUMINIUM LIMITED

                         INFORMATION BY PRODUCT SECTOR
                                  (unaudited)


                                         Three months ended March 31
                              --------------------------------------------------
                              Sales and operating revenues      Operating income
                              ----------------------------      ----------------
                              Intersector    Third parties
                              -----------    -------------
                              1998  1997     1998    1997       1998        1997
                                          (in millions of US$)
       Raw materials and
         chemicals......... $ 132   $ 113  $  137  $  120      $  39       $   8
       Primary metal.......   373     391     353     373        130         166
       Fabricated products.     -       -   1,460   1,372         76          65
       Intersector and
         other items.......  (505)   (504)      3       5         19           5
                            -----   -----  ------  ------      -----       -----

                            $   -   $   -  $1,953  $1,870      $ 264       $ 244
                            -----   -----  ------  ------


       Reconciliation to net income
       ----------------------------
          Equity income (loss)...............................  $ (16)         3
          Corporate offices..................................    (30)       (34)
          Interest...........................................    (23)       (25)
          Income taxes.......................................    (78)       (45)
                                                               -----       ----

          NET INCOME......................................... $  117      $ 143
                                                               =====       ====


                            ALCAN ALUMINIUM LIMITED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)
                 (in millions of US$, except per share amounts)


1.   ACCOUNTING CHANGE

     In 1998, the Company adopted new recommendations of the Canadian Institute of Chartered Accountants dealing with accounting for income taxes. The principal change under the new recommendations is the requirement to revalue deferred income tax liabilities for all changes in tax rates and exchange rates.

     The Company has adopted the new recommendations retroactively without restating prior years. The cumulative effect of adopting the new recommendations at January 1, 1998 is to decrease Deferred income taxes by $285 million, to increase Retained earnings by $306 million and to decrease Deferred translation adjustments by $21 million.


2. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences prior to 1998 relate principally to accounting for deferred income taxes (see note 1).

                    RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                 First Quarter
                                   -----------------------------------------
                                           1998                   1997
                                   --------------------    -----------------
                                      As          U.S.        As       U.S.
                                   Reported       GAAP     Reported    GAAP
                                   --------     -------    --------   ------
     Net income...................  $   117     $   117     $  143    $  142
                                    -------     -------     ------    ------
     Net income attributable
       to common shareholders.....  $   114     $   114     $  140    $  139
                                    -------     -------     ------    ------
     Net income per common share
       Basic & diluted............  $  0.50     $  0.50     $ 0.62    $ 0.61
                                    -------     -------     ------    ------
     Comprehensive income *.......    n/a       $   111       n/a     $   61
                                    -------     -------     ------    ------
     Deferred income taxes
              - March 31..........  $   703     $   703     $  982    $  736
                                    -------     -------     ------    ------
     Retained earnings
              - March 31..........  $ 3,942     $ 3,975     $3,323    $3,625
                                    -------     -------     ------    ------
     Deferred translation
       adjustments - March 31.....  $    37      $   (3)    $  123    $   60
                                    -------     -------     ------    ------

* Beginning in 1998, U.S. GAAP requires the disclosure of comprehensive income which, for the Company, is Net income under U.S. GAAP plus the movement in Deferred translation adjustments under U.S. GAAP. The concept of comprehensive income does not exist under Canadian GAAP.

3.   INCOME TAXES


                                                        First Quarter
                                                     -------------------
                                                      1998         1997
                                                     ------       ------
     Current.......................................  $   63       $   47
     Deferred......................................      15           (2)
                                                     ------       ------
                                                     $   78       $   45
                                                     ======       ======


     The composite of the applicable statutory corporate income tax rates in Canada is 40.4% (40.2% for 1997).

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is attributable to investment and other allowances, and tax exempt items.

     In  1997,  the  difference   is  attributable  to  prior  years' tax
     adjustments and investment and other allowances.


4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (first quarter 1998: 227.4 million; 1997:
     226.8 million).   As at March  31, 1998, there  were 227,448,934 common
     shares outstanding.


5.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                                        First Quarter
                                                     -------------------
                                                      1998         1997
                                                     ------       ------
     Interest paid................................   $   28       $   28
     Income taxes paid............................   $   89       $   60
                                                     ------       ------



     SUMMARIZED FINANCIAL INFORMATION


     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.


                                                        First Quarter
                                                     -------------------
                                                      1998         1997
                                                     ------       ------
     RESULTS OF OPERATIONS
     Revenues.....................................   $  912       $  865
     Costs and expenses...........................      847          840
                                                     ------       ------

     Income before income taxes...................       65           25
     Income taxes.................................       26           10
                                                     ------       ------
     Net income...................................   $   39       $   15
                                                     ======       ======

                                             March 31    December 31
                                               1998         1997
                                             --------    -----------
     FINANCIAL POSITION
     Current assets........................   $  925       $  801
     Current liabilities...................      442          376
                                              ------       ------
     Working capital.......................      483          425

     Property, plant and equipment - net...      726          736

     Other liabilities - net...............     (196)        (199)
                                              ------       ------
                                               1,013          962


     Debt not maturing within one year.....      102          102
                                              ------       ------
     Net assets............................   $  911       $  860
                                              ======       ======


     In the above figures, inventories have  been valued principally by the
last-in,  first-out (LIFO)  method.    In the  Company's consolidated financial
statements, the average cost method is used.

6.   SUBSEQUENT EVENT

     On April 23, 1998, Alcan approved the redemption, on June 1, 1998, of its Floating Rate Cumulative Redeemable Preference Shares, Series D, having a stated value of $43 million.

     In  the  opinion  of management,  all  adjustments necessary  for  a fair presentation  of  interim  period  results  have  been  included in  the
financial  statements.    These   interim  results  are  not necessarily
indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                       First quarter      Fourth quarter
                                                      ---------------     --------------
                                                      1998       1997          1997
                                                      ----       ----          ----
                                                          Highlights (US$ millions,
                                                          except per share amounts)
Sales and operating revenues.....................    $1,953     $1,870        $1,947
Net income.......................................       117        143           146
Net income per common share......................      0.50       0.62          0.63

     The Company reports first quarter consolidated net income before special items of US$128 million compared to $107 million in the corresponding quarter of 1997. After a special charge of $11 million, net income for the quarter ended March 31, 1998 was $117 million compared to $143 million for the first quarter of 1997 which included non-recurring gains of $36 million. After preference share dividends, net income per common share for the quarter is 50 cents compared to 62 cents a year earlier.

     Results for the first quarter of 1998 include a net after-tax charge of $11 million, or 5 cents per share, related to Alcan's share of further construction contract losses and restructuring costs at Nippon Light Metal Company, Ltd.
(NLM) in Japan (45.6%-owned by Alcan). The 1997 first quarter's results included a gain from the sale of businesses and favourable income tax adjustments totalling $36 million or 16 cents per share. Excluding special items, operating earnings were 55 cents per share compared to 46 cents a year earlier and 56 cents in the fourth quarter of 1997.

     Demand remains strong in Europe and North America. However, the recent weakness in metal prices has started to flow through to certain fabricated products. Business conditions in Japan continue to be difficult resulting in further restructuring costs at NLM.

                                                      First quarter       Fourth quarter
                                                      --------------      --------------
VOLUMES                                               1998      1997           1997
                                                          (thousands of tonnes)
Shipments
  Ingot products*................................       202        212           215
  Fabricated products............................       436        411           399
Fabrication of customer-owned metal..............        68         67            66
                                                      ------     ------        ------
Total volume.....................................       706        690           680
                                                      ======     ======        ======
Ingot product realizations (US$ per tonne).......     1,670      1,696         1,755
Fabricated product realizations (US$ per tonne)..     3,010      2,969         3,091

*Includes primary and secondary ingot and scrap

     Sales and operating revenues for the first quarter of 1998 were similar to the fourth quarter of 1997 despite lower metal prices. They were some 4% ahead of the comparable period of 1997 reflecting higher sales volumes and fabricated products price realizations.

     Total fabricated product volumes, which include products fabricated from customer-owned metal, were 504 thousand tonnes (kt) in the first quarter, some 5% higher than a year earlier and 8% ahead of the fourth quarter of 1997.

     The higher average price realization for shipments of fabricated products compared to the year-ago first quarter reflects improved local-currency prices, offset in part by the effect of weaker European and Asian currencies. The decline from the fourth quarter is principally due to changes in product mix.

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

                                           First quarter    Fourth quarter
                                           -------------    --------------
                                           1998     1997        1997
                                           ----     ----        ----
(US$ millions)
Operating income
  Raw materials and chemicals...........     39        8          40
  Primary metal.........................    130      166         150
  Fabricated products...................     76       65          46
  Intersector and other items...........     19        5          16
                                            ---      ---         ---
                                            264      244         252

Equity income (loss)....................    (16)       3           1
Corporate offices.......................    (30)     (34)        (37)
Interest................................    (23)     (25)        (24)
Income taxes............................    (78)     (45)        (63)
                                            ---      ---         ---

Net income before extraordinary items...    117      143         129
Extraordinary gain......................     --       --          17
                                            ---      ---         ---
Net income..............................    117      143         146
                                            ===      ===         ===

     Operating profits from raw material and chemical operations were little changed from the fourth quarter but were markedly better than the year- ago first quarter, due to higher contract prices for alumina and cost reductions.

     The decline in earnings from primary operations compared to the fourth quarter of 1997 and the year-ago quarter results primarily from lower market prices for ingot.

     The continued improvement in results from fabricated product businesses reflects substantially higher volumes and improved profit margins in Europe and North America, partially offset by weaker margins in Asia.

     "Intersector and other items" primarily reflects the deferral or realization of profits on intersector sales of metal. Profits were deferred in 1997 due to generally rising ingot prices. In the first quarter of 1998, previously deferred profits on intersector sales were realized as ingot prices decreased. Also included in this category is interest earned on surplus cash.

     Alcan recorded a loss from equity-accounted companies of $16 million for the first quarter primarily arising at NLM in Japan where business conditions remain difficult. The ongoing review of NLM's operations resulted in further provisions and an extension of the previously initiated manpower reduction program. Alcan's share of the resultant costs, net of a gain on sale of land, was $11 million.

     From the beginning of 1998, Alcan has adopted the revised Canadian accounting standard for deferred income taxes. This has resulted in a one-time increase in common shareholders' equity of $285 million which is shown as an increase in opening equity.


GEOGRAPHIC REVIEW

                                      First quarter    Fourth quarter
                                      -------------    --------------
                                       1998   1997          1997
                                       ----   ----          ----
                                             (US$ millions)

Net income (Loss)
  Canada............................     47     85            56
  United States.....................     31     26            29
  South America.....................      5     14             5
  Europe............................     24     12            22
  Asia and Pacific..................     (6)    13             6
  Other  (including eliminations)...     16     (7)           11
                                        ---    ---           ---
                                        117    143           129
Extraordinary gain (Canada).........     --     --            17
                                        ---    ---           ---
                                        117    143           146
                                        ===    ===           ===

     In Canada, net income declined from the fourth quarter and the prior year due to lower metal prices; also included in the first quarter of 1997 was a favourable income tax adjustment of $26 million.

     In the United States, net income from operations continued to improve reflecting strong volumes.

     Operating results in South America were unchanged from the fourth quarter. Net income for the prior year's first quarter included a $10 million gain on the sale of non-strategic businesses.

     European results showed a strong improvement over the prior year and the fourth quarter primarily due to increased fabricated products shipments and lower costs.

     Results in the Asia and Pacific region for the quarter were again disappointing with little sign of improvement in the Japanese market.

     The profit from "Other" in the quarter arises principally from the recognition of previously deferred profits on inter-regional sales of ingot. In 1997, this result was adverse as profits were deferred in a generally rising metal price environment.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash generated from operating activities during the first quarter of 1998 was $12 million, down from $58 million in the comparable period of 1997, primarily due to the lower net income and increased operating working capital and deferred items.

FINANCING ACTIVITIES

     Cash used for financing activities in the first quarter of 1998 was $103 million compared to an inflow of $14 million in the comparable period of 1997. This primarily reflects a reduction in short-term borrowings of $65 million in the quarter compared to an increase of $25 million in the year-ago quarter. The debt:equity ratio at March 31, at 21:79, compares to 23:77 at both 31 December and a year ago, with the improvement partly due to the increase in equity resulting from the change in deferred income tax accounting, referred to above. The ratio improves to 17:83 when adjusted to reflect surplus cash. Total debt at March 31, 1998, was $1,436 million versus $1,505 million at the same date last year.

     At the end of the first quarter of 1998, the Company had cash and time deposits of $385 million.

     On April 23, 1998, the Company approved the redemption, on June 1, 1998, of its Floating Rate Cumulative Redeemable Preference Shares, Series D, having a stated value of $43 million.

INVESTMENT ACTIVITIES

     Capital expenditures during the first quarter of 1998 were $132 million, compared to $108 million a year earlier. During the quarter, the Company announced an investment of $1.6 billion in a 375 kt/y aluminum smelter at Alma, Quebec. The investment will take place over a three-year period with approximately $220 million of expenditure anticipated in the current year and most of the remaining expenditure falling into 1999 and 2000.

     The year-ago quarter also included $42 million of proceeds from disposals of businesses and other assets.

     The Company has announced that it has offered, to the shareholders of Indian Aluminium Company, Limited (Indal), to acquire up to 14,220,400 ordinary shares (representing 20% of the voting capital) of Indal at a price of Rs 120 per share. The Company currently holds 34.6% of Indal's equity.


YEAR 2000 COMPLIANCE

     With respect to Alcan's ongoing global project to address Year 2000 issues, inventory verification for business and processing systems of Alcan and its consolidated subsidiaries was virtually complete by end- April 1998. This work involved a review of systems within the Alcan businesses including systems that electronically interact with third parties. Other phases of the Alcan project encompass remediation and testing of its systems which are now beginning as well as assessing the vulnerability of the Company's operations to third parties whose systems may not be compliant. Notwithstanding these efforts to mitigate the related risks, business interruptions or delays could still occur for a variety of reasons.

PART II. OTHER INFORMATION

ITEMS 1. THROUGH 5.

      The registrant has nothing to report under these items.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (27) Financial Data Schedule. (Filed herewith.)

     (99) Cautionary statement for purposes of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

(b)  Reports on Form 8-K

     None were filed in the quarter ended March 31, 1998.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALCAN ALUMINIUM LIMITED

Dated: May 14, 1998                     By:    /s/ Geoffrey P. Batt
                                             ---------------------------
                                             Geoffrey P. Batt
                                             Treasurer
                                             (A Duly Authorized Officer)