Form 10-Q
period 1998-09-30
ALCAN ALUMINIUM LTD /NEW
filed 1998-11-12
CIK 4285

       ======================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         Commission file number 1-3677



                            ALCAN ALUMINIUM LIMITED
             (Exact name of registrant as specified in its charter)


                 CANADA                              Inapplicable
       State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or Organization)


         1188 SHERBROOKE STREET WEST, MONTREAL, QUEBEC, CANADA H3A 3G2
            (Address of Principal Executive Offices and Postal Code)


                                 (514) 848-8000
              (Registrant's Telephone Number, including Area Code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes (check)    No ____

       At September 30, 1998, the registrant had 227,631,098 shares of common stock (without nominal or par value) outstanding.


       ======================================================================

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

Periods ended September 30
(in millions of US$,
 except per share amounts)            Third quarter        Nine months
                                     ----------------    ----------------
                                      1998      1997      1998      1997
                                     ------    ------    ------    ------
REVENUES
 Sales and operating revenues.....   $1,950    $1,949    $5,889    $5,830
 Other income.....................       10        16        47        63
                                     ------    ------    ------    ------
                                      1,960     1,965     5,936     5,893
                                     ------    ------    ------    ------

COSTS AND EXPENSES
 Cost of sales and operating
  expenses........................    1,514     1,506     4,560     4,514
 Depreciation.....................      116       106       339       323
 Selling, administrative and
   general expenses...............      108       106       325       324
 Research and development
   expenses.......................       17        16        51        50
 Interest.........................       21        26        65        77
 Other expenses...................       23        11        41        40
                                     ------    ------    ------    ------
                                      1,799     1,771     5,381     5,328
                                     ------    ------    ------    ------

 Income before income taxes
   and other items................      161       194       555       565
 Income taxes (notes 1 and 3).....       44        76       198       187

 Income before other items........      117       118       357       378
 Equity loss......................       (9)      (36)      (48)      (34)
 Minority interests...............       (1)       (2)        1        (5)
                                     ------    ------    ------    ------

 NET INCOME.......................   $  107    $   80    $  310    $  339
 Dividends on preference shares...        3         2         8         7
                                     ------    ------    ------    ------

 NET INCOME ATTRIBUTABLE
   TO COMMON SHAREHOLDERS.........   $  104    $   78    $  302    $  332
                                     ------    ------    ------    ------

                            ALCAN ALUMINIUM LIMITED

(unaudited)

Periods ended September 30
(in millions of US$,
except per share amounts)                   Third quarter       Nine months
                                          ---------------     ---------------
                                           1998      1997      1998      1997
                                          -----     -----     -----     -----
NET INCOME PER COMMON
  SHARE (NOTE 4)....................      $0.46     $0.34     $1.33     $1.46
                                          -----     -----     -----     -----
DIVIDENDS PER COMMON SHARE..........      $0.15     $0.15     $0.45     $0.45
                                          -----     -----     -----     -----


INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

Nine months ended September 30
(in millions of US$)                                          1998        1997
                                                            ------      ------
RETAINED EARNINGS - BEGINNING OF PERIOD
As previously reported...................................    $3,556     $3,217
Accounting change (note 1)...............................       306          -
                                                             ------     ------
AS RESTATED..............................................     3,862      3,217

Net income...............................................       310        339
Dividends - Common.......................................       102        103
          - Preference...................................         8          7
                                                             ------     ------
RETAINED EARNINGS - END OF PERIOD........................    $4,062     $3,446
                                                             ------     ------

                            ALCAN ALUMINIUM LIMITED



INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 1998)

(in millions of US$)                           SEPTEMBER 30       December 31
                                                       1998              1997
                                               ------------       -----------

ASSETS

CURRENT ASSETS
 Cash and time deposits.....................        $   375           $   608
 Receivables................................          1,440             1,292

 Inventories
   Aluminum.................................            822               800
   Raw materials............................            342               307
   Other supplies...........................            248               234
                                                    -------           -------
                                                      1,412             1,341
                                                    -------           -------
Total current assets........................          3,227             3,241
                                                    -------           -------
Deferred charges and other assets...........            474               424
Investments (note 7)........................            135               251
Property, plant and equipment
 Cost.......................................         12,600            11,715
 Accumulated depreciation...................          6,700             6,257
                                                    -------           -------
                                                      5,900             5,458
                                                    -------           -------
TOTAL ASSETS................................        $ 9,736           $ 9,374
                                                    -------           -------

                            ALCAN ALUMINIUM LIMITED

(unaudited for 1998)

(in millions of US$,                         SEPTEMBER 30      December 31
 except per common share amounts)                    1998             1997
                                             ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Payables.....................................    $ 1,114          $ 1,052
 Short-term borrowings........................        150              238
 Income and other taxes.......................         53               98
 Debt maturing within one year................         63               36
                                                  -------          -------
                                                    1,380            1,424
                                                  -------          -------
Debt not maturing within one year (note 7)....      1,342            1,241
Deferred credits and other liabilities........        616              623
Deferred income taxes.........................        754              969
Minority interests............................        103               43

SHAREHOLDERS' EQUITY
 Redeemable non-retractable
   preference shares..........................        160              203
 Common shareholders' equity
   Common shares..............................      1,259            1,251
   Retained earnings..........................      4,062            3,556
   Deferred translation adjustments...........         60               64
                                                  -------          -------
                                                    5,381            4,871
                                                  -------          -------
Total shareholders' equity....................      5,541            5,074
                                                  -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....    $ 9,736          $ 9,374
                                                  -------          -------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE..    $ 23.64          $ 21.43
                                                  -------          -------
RATIO OF TOTAL BORROWINGS TO EQUITY...........      22:78            23:77
                                                  -------          -------

                            ALCAN ALUMINIUM LIMITED


INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine months ended September 30
(in millions of US$)                                   1998         1997
                                                       ----         ----
OPERATING ACTIVITIES
  Net income......................................     $310         $339

  Adjustments to determine cash
    from operating activities:
      Depreciation................................      339          323
      Deferred income taxes.......................       33           16
      Equity loss - net of dividends..............       53           40
      Change in operating working capital.........     (102)        (243)
      Change in deferred charges,
        other assets, deferred credits
        and other liabilities - net...............      (65)         (69)
      Gain on sales of businesses - net...........       (1)         (13)
      Other - net.................................        6           27
                                                       ----         ----
CASH FROM OPERATING ACTIVITIES....................      573          420
                                                       ----         ----

FINANCING ACTIVITIES
  New debt........................................       55           39
  Debt repayments.................................      (50)         (39)
                                                       ----         ----
                                                          5            -

  Short-term borrowings - net.....................     (107)          95
  Common shares issued............................        8           13
  Redemption of preferred shares..................      (43)           -
  Dividends - Alcan shareholders
              (including preference)..............     (110)        (110)
            - Minority interests..................       (1)          (2)
                                                       ----         ----
CASH USED FOR FINANCING ACTIVITIES................     (248)          (4)
                                                       ----         ----

INVESTMENT ACTIVITIES
  Property, plant and equipment...................     (511)        (372)
  Investments.....................................      (72)           -
  Net proceeds from disposal of
    businesses and other assets...................        4           49
                                                       ----         ----
CASH USED FOR INVESTMENT ACTIVITIES...............     (579)        (323)
                                                       ----         ----
Effect of exchange rate changes
  on cash and time deposits.......................        5           (7)
                                                       ----         ----
INCREASE (DECREASE) IN CASH AND TIME DEPOSITS.....     (249)          86

Cash of companies consolidated (deconsolidated)...       16          (11)
Cash and time deposits
  - beginning of period...........................      608          546
                                                       ----         ----
Cash and time deposits
  - end of period.................................     $375         $621
                                                       ----         ----

                            ALCAN ALUMINIUM LIMITED


INFORMATION BY PRODUCT SECTOR
(unaudited)

Periods ended September 30
(in millions of US$)

THIRD QUARTER

                                 SALES AND OPERATING REVENUES   OPERATING INCOME
                                -----------------------------   ----------------
                                Intersector     Third parties
                                -----------     -------------
                                1998     1997    1998    1997    1998     1997
                                ----     ----    ----    ----    ----     ----
Raw materials and
 chemicals....................  $ 130   $ 131   $  123  $  140   $  24    $  45
Primary metal.................    359     368      307     354      73      138
Fabricated products...........      -       -    1,516   1,452      85       85
Intersector and
 other items..................   (489)   (499)       4       3      31      (21)
                                -----   -----   ------  ------   -----    -----
                                $   -   $   -   $1,950  $1,949   $ 213    $ 247
                                -----   -----   ------  ------

Reconciliation to net income
 Equity loss.................                                    $  (9)   $ (36)
 Corporate offices...........                                      (32)     (29)
 Interest....................                                      (21)     (26)
 Income taxes (note 1).......                                      (44)     (76)
                                                                 -----    -----
 NET INCOME..................                                    $ 107    $  80
                                                                 -----    -----

NINE MONTHS

                                SALES AND OPERATING REVENUES    OPERATING INCOME
                                ----------------------------    ----------------
                                Intersector      Third parties
                                -------------    -------------
                                1998     1997    1998     1997     1998    1997
                                ----     ----    ----     ----     ----    ----

Raw materials and
 chemicals...................  $  386   $  375   $  389   $  386   $  93  $  79
Primary metal................   1,090    1,119      982    1,089     288    446
Fabricated products..........       -        -    4,509    4,344     249    240
Intersector and
 other items.................  (1,476)  (1,494)       9       11      87    (39)
                               ------   ------   ------   ------   -----  -----
                               $    -   $    -   $5,889   $5,830   $ 717  $ 726
                               ------   ------   ------   ------

Reconciliation to net income
 Equity income (loss)........                                      $ (48) $ (34)
 Corporate offices...........                                        (96)   (89)
 Interest....................                                        (65)   (77)
 Income taxes (note 1).......                                       (198)  (187)
                                                                   -----  ------
 NET INCOME..................                                      $ 310  $ 339
                                                                   -----  ------

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

                 (in millions of US$, except per share amounts)


1.  ACCOUNTING CHANGE

    In 1998, the Company adopted new recommendations of the Canadian Institute of Chartered Accountants dealing with accounting for income taxes. The principal change under the new recommendations is the requirement to revalue deferred income tax liabilities for all changes in tax rates and exchange rates.

    The Company has adopted the new recommendations retroactively without restating prior years. The cumulative effect of adopting the new recommendations at January 1, 1998 is to decrease Deferred income taxes by $285, to increase Retained earnings by $306 and to decrease Deferred translation adjustments by $21.

    For the first nine months of 1998, the impact of the revaluation of Deferred income taxes to reflect current exchange rates is to decrease the Company's income tax provision by $20.


2. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

    Differences in 1998 relate principally to foreign currency translation and in 1997 to accounting for deferred income taxes.


    RECONCILIATION OF CANADIAN AND U.S. GAAP

                                            1998                 1997
                                     ----------------      ----------------
                                        AS       U.S.         As       U.S.
                                     REPORTED    GAAP      Reported    GAAP
                                     --------    ----      --------    ----
Net income

First quarter.....................    $  117    $  117      $  143    $  142
Second quarter....................        86        94         116       141
Third quarter.....................       107       103          80        90
                                      ------    ------      ------    ------
Nine months.......................    $  310    $  314      $  339    $  373
                                      ------    ------      ------    ------
Net income attributable
  to common shareholders..........    $  302    $  306      $  332    $  366
                                      ------    ------      ------    ------
Net income per common share
  Basic and diluted...............    $ 1.33    $ 1.34      $ 1.46    $ 1.61
                                      ------    ------      ------    ------

                                               1998                      1997
                                  ---------------------------------------------
                                     AS         U.S.          As           U.S.
                                  REPORTED      GAAP       Reported        GAAP
                                  --------      ----       --------        ----
Comprehensive income *
   First quarter................      n/a     $   111           n/a      $    61
   Second quarter...............      n/a     $    54           n/a      $   178
   Third quarter................      n/a     $   166           n/a      $    29
                                  -------     -------       -------      -------
   Nine months..................  $           $   331                    $   268
                                  -------     -------       -------      -------
Deferred income taxes
        - September 30..........  $   754     $   754       $   993      $   718
                                  -------     -------       -------      -------
Retained earnings
        - September 30..........  $ 4,062     $ 4,099       $ 3,446      $ 3,783
                                  -------     -------       -------      -------
Deferred translation
   adjustments - September 30...  $    60     $    20       $   105      $    36
                                  -------     -------       -------      -------

   * Beginning in 1998, U.S. GAAP requires the disclosure of comprehensive income which, for the Company, is Net income under U.S. GAAP plus the movement in Deferred translation adjustments under U.S. GAAP. The concept of comprehensive income does not exist under Canadian GAAP.

     Beginning in 2000, the Company will be implementing, for U.S. GAAP reporting purposes only, recently issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is presently assessing the impact of the new standard on its financial reporting.

3. INCOME TAXES

                                  Third quarter              Nine months
                                 ----------------         -----------------
                                 1998        1997          1998        1997
                                 ----        ----          ----        ----
Current........................  $ 44        $ 56          $ 165       $ 179
Deferred.......................     -          22             33          16
                                 ----        ----          -----       -----
                                 $ 44        $ 78          $ 198       $ 195
                                 ----        ----          -----       -----

     The composite of the applicable statutory corporate income tax rates in Canada is 40.4% (40.3% for 1997).

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is attributable mainly to investment and other allowances, tax exempt items and exchange. In 1997 the difference is attributable to prior years' tax adjustments and investment and other allowances.

4.  NET INCOME PER COMMON SHARE

    Net income per common share is based on the average number of shares outstanding during the period (third quarter 1998: 227.6 million; 1997:
    227.1 million; nine months 1998: 227.5 million; 1997: 227.0 million). As at September 30 1998, there were 227,631,098 common shares outstanding.

5.  SUPPLEMENTARY INFORMATION

    STATEMENT OF CASH FLOWS

                                    Third quarter     Nine months
                                    -------------   ---------------
                                     1998    1997    1998     1997
                                    -----   -----   ------   ------
    Interest paid.................  $  24   $  28   $   73   $   78
    Income taxes paid.............     48      22      233      152
                                    -----   -----   ------   ------

    SUMMARIZED FINANCIAL INFORMATION

    The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                              Third quarter     Nine months
                                              -------------   ---------------
                                               1998    1997    1998     1997
                                              -----   -----   ------   ------
    RESULTS OF OPERATIONS
    Revenues................................  $ 955   $ 948   $2,863   $2,767
    Costs and expenses......................    871     882    2,630    2,619
                                              -----   -----   ------   ------
    Income before incomes taxes.............     84      66      233      148
    Income taxes............................     33      26       92       58
                                              -----   -----   ------   ------
    Net income..............................  $  51   $  40   $  141   $   90
                                              -----   -----   ------   ------


                                               SEPTEMBER 30    December 31
                                                  1998             1997
                                               ------------    -----------
    FINANCIAL POSITION
    Current assets.............................      $  865         $  801
    Current liabilities........................         409            376
                                                     ------         ------
    Working capital............................         456            425
    Property, plant and equipment - net........         713            736
    Other liabilities - net....................         (55)          (199)
                                                     ------         ------
                                                      1,114            962
    Debt not maturing within one year..........         102            102
                                                     ------         ------
    Net assets.................................      $1,012         $  860
                                                     ------         ------

    In the above figures, inventories have been valued principally by the last-in, first-out (LIFO) method. In the Company's consolidated financial statements, the average cost method is used.

6.  ACQUISITION  OF CONTROLLING INTEREST IN INDIAN ALUMINIUM COMPANY, LIMITED

    On July 3, 1998, the Company acquired an additional 17% of Indian Aluminium Company, Limited (Indal), and will acquire a further 3% on completion of certain formalities, for a total of $70 in cash. This will bring Alcan's ownership in Indal to 54.6%. The accounts of Indal are being consolidated with effect from July 1998.

7.  SUBSEQUENT EVENT

    On October 28, 1998, the Company issued $200 of 6.25% debentures due 2008 and $100 of 7.25% debentures due 2028. The proceeds will be used for general corporate purposes.

     In October and November 1998, the Company reduced it's 45.6% interest in Nippon Light Metal Company, Ltd. (NLM) to below 20%. The net cash proceeds from the sale of shares is approximately $114 to be reflected in the fourth quarter of 1998. With the reduction in Alcan's interest to below 20%, NLM will no longer be accounted for on an equity basis but will be treated as a portfolio investment.

8.  PRIOR YEAR AMOUNTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



                                       Third quarter      Nine months     Second
                                                                         quarter
                                       --------------     ------------   -------
                                         1998    1997     1998    1997      1998
                                        -----   -----    -----   -----     -----
Highlights (US$ millions,
except per share amounts)

Sales and operating revenues........... 1,950   1,949    5,889   5,830     1,986

Net income.............................   107      80      310     339        86
Net income per common share............  0.46    0.34     1.33    1.46      0.37


          The Company reports third quarter consolidated net income of $107 million compared to $80 million for the similar period of 1997. After preference share dividends, net income per common share for the quarter is 46 cents, compared to 34 cents a year earlier.

          The current year's third quarter includes an after-tax gain of $20 million (9 cents per share) for exchange revaluation of the Company's accumulated deferred tax liability and after-tax charges of $9 million (4 cents per share) for losses at the 45.6%-owned Nippon Light Metal Company, Ltd. (NLM) and of $7 million (3 cents per share) for rationalization costs in Europe. The 1997 period included a special charge of $30 million (13 cents per share) and operating losses of $7 million (3 cents per share) relating to NLM. Excluding these items, the net income for the quarter was $103 million (44 cents per share) compared to $117 million (50 cents per share) for the corresponding quarter of 1997.

          The rationalization costs relate to manpower reductions in Alcan's European fabricating operations as part of the cost reduction programme in that region. By the end of 1998, employee numbers will be reduced by about 500 in these operations.

          The Company also reports that it has reduced its 45.6% interest in NLM to below 20%. The net cash proceeds of the sale of shares is approximately $165 million with a corresponding after-tax gain of approximately $114 million to be reflected in the fourth quarter results. With the reduction in Alcan's interest to below 20%, NLM will no longer be accounted for on an equity basis but will be treated as a portfolio investment.

          The underlying performance of Alcan's core businesses remained satisfactory in this period of very weak metal prices. Strong demand continued for the Company's products in North and South America. However, slower growth in Europe is anticipated.

          In line with the Company's strategy of focussing on its upstream and large-scale fabricating businesses, the shareholding in Nippon Light Metal in Japan has been reduced. Alcan remains committed to Asia as a region offering strong long-term growth and will continue its presence in Japan through on-going links with NLM.



                                                                                          Second
                                                     Third quarter       Nine months      quarter
                                                   ----------------   ----------------    --------
   Volumes (thousands of tonnes)                      1998     1997     1998      1997       1998
                                                   -------  -------   ------   -------    -------
   Shipments
      Ingot products*...........................       213      215      622       643        207
      Fabricated products.......................       467      436    1,372     1,295        469
   Fabrication of customer-owned metal..........        80       70      220       210         72
                                                   -------  -------   ------    ------    -------
   Total volume.................................       760      721    2,214     2,148        748
                                                   -------  -------   ------    ------    -------

   Ingot product realizations (US$ per tonne)...     1,482    1,733    1,580     1,733      1,591
   Fabricated product realizations (US$ per tonne)   2,875    2,950    2,937     2,970      2,930

   *Includes primary and secondary ingot and scrap

          Sales and operating revenues for the third quarter of 1998 were unchanged from a year earlier at $1,950 million reflecting lower prices offset by increased volume.

          Total fabricated product volumes, which include products fabricated from customer-owned metal, were 547 thousand tonnes (kt) in the third quarter, some 8% higher than a year earlier and slightly ahead of the second quarter of 1998. This reflects strong North American shipments, seasonally lower sales in Europe and the consolidation of shipments from Indian Aluminium Company, Limited (Indal).

          Average ingot product realizations declined $109/tonne from the second quarter and $251/tonne from the third quarter of 1997 compared to declines of $48 and $296 respectively in the LME 3-month price.

          Fabricated product realizations declined $55/tonne from the second quarter level. For the nine months, average realizations are down just $33/tonne from the previous year, despite much lower metal prices, reflecting improved local currency prices and stronger currencies in Europe.

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


                                                                      Second
                                    Third quarter      Nine months    quarter
                                    --------------   --------------   -------
(US$ millions)                        1998    1997     1998    1997     1998
                                    ------  ------   ------  ------    -----
Operating income
  Raw materials and chemicals...        24      45       93      79       30
  Primary metal.................        73     138      288     446       85
  Fabricated products...........        85      85      249     240       88
  Intersector and other items...        31     (21)      87     (39)      37
                                     -----   -----    -----    -----   -----
                                       213     247      717     726      240

Equity loss.....................        (9)    (36)     (48)    (34)     (23)
Corporate offices...............       (32)    (29)     (96)    (89)     (34)
Interest........................       (21)    (26)     (65)    (77)     (21)
Income taxes....................       (44)    (76)    (198)   (187)     (76)
                                     -----   -----    -----   -----    -----
Net income......................       107      80      310     339       86
                                     -----   -----    -----   -----    -----

          Operating profits from raw material and chemical operations declined from the year-ago quarter with lower selling prices partially offset by cost savings. Earnings declined from the second quarter as the effect of lower metal prices flowed through to alumina prices.

          The decline in earnings from primary metal operations compared to the second quarter of 1998 and the year-ago quarter results primarily from lower realizations for ingot.

          Fabricated products earnings were unchanged from the second quarter reflecting rationalization costs of $11 million in Europe offset by improved earnings from North America and the consolidation of Indal's earnings.

          "Intersector and other items" primarily reflects the realization or deferral of profits on intersector sales of metal. Profits were deferred in 1997 due to generally rising ingot prices. In the first nine months of 1998 previously deferred profits on intersector sales were realized as ingot prices decreased. Also included in this category is interest income.

          Alcan recorded a loss from equity-accounted companies of $9 million for the third quarter primarily arising at NLM in Japan, where business conditions remain difficult. Following the reduction of Alcan's interest to below 20% in the fourth quarter, NLM will be cost-accounted and equity profits and losses will no longer arise. During the third quarter the Company increased its shareholding in Indal to majority ownership and, accordingly, that company is now consolidated as a subsidiary.

          Revaluation of the Company's cumulative deferred income tax liability to reflect current exchange rates, as required by new Canadian accounting standards, resulted in a write-back of $20 million. Each subsequent US$0.01 increase (decrease) in the value of the Canadian dollar will decrease (increase) the Company's net income by about $6 million, as a result of the revaluation of deferred income taxes.

GEOGRAPHIC REVIEW

                                                                                    Second
                                           Third quarter          Nine months       quarter
                                         ----------------      ----------------    --------
Net income (Loss) (US$ millions)         1998        1997       1998       1997        1998
                                         ----        ----       ----       ----        ----
      Canada.........................      45          58        126        189          34
      United States..................      41          41        113        107          41
      South America..................       -           3          6         22           1
      Europe.........................       3           6         32         33           5
      Asia and Pacific...............      (5)        (27)       (28)        (7)        (17)
      Other  (including eliminations)      23          (1)        61         (5)         22
                                       ------      ------     ------     ------     -------
      Net income.....................     107          80        310        339          86
                                       ------      ------     ------     ======     -------

          In Canada, operating net income declined from the second quarter and the prior year due to the effect of lower metal prices on primary metal operations. The quarter's results also include the deferred income tax revaluation referred to above.

          In the United States, net income from operations was unchanged reflecting strong fabricated product volumes, offset by lower realizations from smelter operations.

          Operating results in South America were affected by lower raw material and primary metal prices.

          European results were lower reflecting lower prices for alumina and metal. Also, fabricated products results were affected by seasonally lower volumes and the $7 million after-tax cost of manpower reductions.

          Results in the Asia and Pacific region for the quarter reflect operating losses from Japan as well as lower alumina prices.

          The profit from "Other" in the quarter arises principally from the recognition of previously deferred profits on inter-regional sales of ingot. In 1997 this result was adverse as profits were deferred in a generally rising metal price environment.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

          Cash generated from operating activities during the first nine months of 1998 was $573 million, compared to $420 million in the comparable period of 1997, primarily due to a smaller increase in working capital. This was achieved despite higher sales volume and reflects improved working capital turnover.

FINANCING ACTIVITIES

          Cash used for financing activities in the first nine months of 1998 was $248 million compared to $4 million in the comparable period of 1997, reflecting the redemption of preference shares ($43 million) and the repayment of short-term debt ($107 million). In the 1997 period short-term borrowings increased by $95 million. The debt:equity ratio at September 30 was 22:78, compared to the levels at June 30, 1998 of 21:79 and 23:77 a year ago. Total borrowings at September 30,1998 were $1,555 million compared to $1,536 million a year earlier.

          At the end of the third quarter of 1998, the Company had cash and time deposits of $375 million, reduced from $608 million at the beginning of the year.

          On September 24, 1998, the Company's Board of Directors authorized the repurchase of up to 22,700,000 shares, representing approximately 10% of the outstanding Common Shares, under a Normal Course Issuer Bid. This authorization terminates on September 28, 1999.

          On October 28, 1998 the Company completed a public offering of $200 million 6.25% Debentures, due 2008 and $100 million 7.25% Debentures, due 2028.


INVESTMENT ACTIVITIES

          Net capital investment during the first nine months of 1998 was $579 million, compared to $323 million a year earlier. The current period includes $70 million for the acquisition of an additional 20% of Indian Aluminium Company, Limited. The year-ago period also included $49 million of proceeds from disposal of businesses and other assets.

          The investment of $1.6 billion in a new 375 kt/y aluminum smelter at Alma, Quebec is underway, with expenditure of approximately $200 million anticipated in the current year and most of the remaining expenditure falling into 1999 and 2000.


LONG-TERM CONTRACT

          On November 9, 1998 the Company announced the signing of a ten-year aluminum supply agreement with General Motors Corporation (GM). Alcan and GM will also partner in a number of joint activities, including research, design and technology.


FINANCIAL INSTRUMENTS - CURRENCY HEDGING FOR ALMA SMELTER

          Through a combination of option contracts and forward exchange contracts totaling $932 million at September 30,1998, and maturing over various periods in 1998 and 1999, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

          The present hedging position for the Alma project will ensure that the Company will pay, on average, no more than $0.72 for Can$1.00, and will be able to benefit, in part, from any future reductions in the value of the Canadian dollar.

          Any gains or losses from these hedging activities, and related costs, will be included in the capital cost of the new smelter.


YEAR 2000 COMPLIANCE

          Alcan's Year 2000 project continues to be on target in relation to its key milestones with a few exceptions. The Alcan Year 2000 project, which was designed with the assistance of outside consultants, includes evaluation and, where necessary, remediation of systems hardware and related applications (often together referred to as "IT Systems"). The Project also includes IT systems such as process controls and instrumentation (some of which may contain non-compliant embedded technology) used in manufacturing and related support systems such as safety or environmental control systems. With respect to Alcan's IT systems and non-IT systems, remediation planning is generally complete. Repair and replacement of critical systems determined to require remediation is expected to be substantially complete by year-end 1998. Remediation of a small number of critical systems at North American facilities has been rescheduled for completion in the first quarter of 1999. The rescheduling of this remediation work is not expected to have a material adverse effect on Alcan's Year 2000 preparedness. Alcan is in excess of 50% complete with respect to repair and replacement for all systems, both critical and non-critical, which meets Alcan's plan objectives.

          Test planning of systems (including remediated systems) and implementation planning to integrate remediated systems into operations is currently under way. In the first quarter of 1999, Alcan will conduct actual testing of individual systems that were replaced or remediated. Alcan's plan for full integration testing has been advanced by three months and is now targeted to be completed by the end of the second quarter of 1999.

          With respect to third parties, Alcan's Year 2000 project has included not only evaluation, (and, where required, remediation of systems that electronically interact with third parties) but also working closely with Alcan's key business partners to evaluate their readiness for the Year 2000. Alcan is dependant upon a number of key third-party suppliers including utilities and raw material suppliers. Alternate suppliers are not necessarily available. Alcan is therefore increasing its focus on third-party readiness with respect to Year 2000 compliance which includes an assessment of third-party preparedness for disaster recovery.

          Alcan's Year 2000 project continues to reduce significantly Alcan's level of uncertainty about its own Year 2000 situation. Alcan believes that, with the implementation of the project as scheduled, the possibility of material interruptions in normal operations will be significantly reduced. Alcan is less certain about the readiness of third parties with which it does business. Certain third-party failures could result in business interruptions or delays that could have a material adverse effect on Alcan's business and financial condition as could unexpected impediments affecting Alcan's ability to complete its Year 2000 remediation in a timely manner. Business continuity planning and related contingency planning is under way and will be receiving increased attention over the next several months. As systems testing and integration testing advances, Alcan will be able to better evaluate the most reasonable likely worst case scenarios. Such scenarios will also become more evident in relation to third-party dependencies as the position of key suppliers becomes better known. Detailed contingency plans will then be developed in light of the results of these reviews.

          Costs associated with Year 2000 repair and replacement of systems at Alcan facilities, based on information currently available, are still estimated to be US$50 million. It is expected that the majority of these costs will be incurred in 1998. Costs incurred to the end of the third quarter of 1998 were US$13 million. Generally, costs are being expensed as incurred over the 1998 and 1999 periods.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (27) Financial Data Schedule. (Filed herewith.)

               (99) Cautionary statement for purposes of the "Safe Harbor"
                    provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

          (b)  Reports on Form 8-K

               None were filed in the quarter ended September 30, 1998.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALCAN ALUMINIUM LIMITED



Dated: November 12, 1998           By:  /s/ Denis G. O'Brien
                                       --------------------------
                                       Denis G. O'Brien
                                       Controller
                                       (A Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number                             Description

(27)      Financial Data Schedule.

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.