Form 10-Q/A
period 1998-09-30
ALCAN ALUMINIUM LTD /NEW
filed 1998-11-25
CIK 4285

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998, to amend Part I, Item 1. Financial Statements, Note 7 to Interim Consolidated Financial Statements.

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


================================================================================

7.   SUBSEQUENT EVENTS

     On October 28, 1998, the Company issued $200 of 6.25% debentures due 2008 and $100 of 7.25% debentures due 2028. The proceeds will be used for general corporate purposes.

     In October and November 1998, the Company reduced its 45.6% interest in Nippon Light Metal Company, Ltd. (NLM) to below 20%. The net cash proceeds from the sale of shares is approximately $165 with a corresponding after-tax gain of approximately $114 to be reflected in the fourth quarter of 1998. With the reduction in Alcan's interest to below 20%, NLM will no longer be accounted for on an equity basis but will be treated as a portfolio investment.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALCAN ALUMINIUM LIMITED




Dated: November 25, 1998                By:    /s/ Denis G. O'Brien
                                               -----------------------------
                                               Denis G. O'Brien
                                               Controller
                                               (A Duly Authorized Officer)