Form 10-K405
period 1998-12-31
ALCAN ALUMINIUM LTD /NEW
filed 1999-03-30
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


         [/]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED 31 DECEMBER 1998
                                       OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: Yes [/] No ...

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [/]

THE AGGREGATE MARKET VALUE OF THE
VOTING STOCK HELD BY NON-AFFILIATES:       $5,163 million, as of 3 March 1999

COMMON STOCK OF REGISTRANT
OUTSTANDING:                               220,873,108 Common Shares,
                                           as of 3 March 1999


DOCUMENTS INCORPORATED BY REFERENCE:       Annual Report to security holders
                                           for the fiscal year ended
                                           31 December 1998 (Parts I, II and IV)
                                           Management Proxy Circular for the
                                           Annual meeting to be held on 22
                                           April 1999 (Parts III and IV)

                                    CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
Items 1 and 2 Business and Properties...........................................     2
    General.....................................................................     2
    Sales and Markets...........................................................     3
    Raw Materials...............................................................     3
    Smelting....................................................................     5
    Other Aluminum Sources......................................................     8
    Electricity.................................................................     8
    Fabricating.................................................................    10
    Research and Development....................................................    12
    Environmental Protection....................................................    13
    Employees...................................................................    13
    Patents, Licenses and Trademarks............................................    14
    Competition and Government Regulations......................................    14
    Year 2000...................................................................    14
    Property....................................................................    15
Item 3 Legal Proceedings........................................................    15
    Environmental Matters.......................................................    15
    Aboriginal Issues...........................................................    17
    Other Matters...............................................................    17
Item 4 Submission of Matters to a Vote of Security Holders......................    18


PART II
Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters    18
Item 6 Selected Financial Data..................................................    18
Item 7 Management's Discussion and Analysis of Financial Condition and
       Results of Operations....................................................    19
Item 7a Quantitative and Qualitative Disclosures about Market Risk..............    19
Item 8 Financial Statements and Supplementary Data..............................    20
Item 9 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.....................................................    20


PART III
Item 10 Directors and Executive Officers of the Registrant......................    20
Item 11 Executive Compensation..................................................    22
Item 12 Security Ownership of Certain Beneficial Owners and Management..........    22
Item 13 Certain Relationships and Related Transactions..........................    22


PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.........    22


Signatures......................................................................    27
Consent of Independent Accountants..............................................    29
Exhibit No. 21  Subsidiaries, Related Companies, etc............................    30

                                     PART I


In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Aluminium Limited and, where applicable, one or more Subsidiaries,

     "Annual Report" means the Annual Report for the year ended 31 December
     1998,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Dollars" or "$" means U.S. Dollars,

     "Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation,

     "Management Proxy Circular" means the management proxy circular for Alcan's Annual Meeting to be held on 22 April 1999,

     "Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management, but does not include a company in a Joint Venture,

     "Shares" or "Common Shares" means the Common Shares of Alcan,

     "Shareholders" means holders of the Shares,

     "Subsidiary" means a company controlled, directly or indirectly, by Alcan, and

     "tonne" means a metric tonne of 1,000 kilograms or 2,204.6 pounds.

Unless otherwise expressly indicated herein, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form is incorporated by reference to the Annual Report and the Management Proxy Circular. Such information is specifically identified herein, including by the reference "See
Annual Report   " or "See Management Proxy Circular   ".  With the exception of
such information specifically incorporated by reference, the Annual Report and the Management Proxy Circular are not to be deemed filed as part of this Form 10-K Report.

CAUTIONARY STATEMENT
Written or oral statements made by Alcan or its representatives, including statements set forth herein, which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.

Important factors which could cause the Company's actual performance to differ materially from projections or expectations included in forward-looking statements include global aluminum supply and demand conditions, aluminum ingot prices and changes in other raw materials costs and availability, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report, on pages 37 to 39 thereof. The text under such heading is incorporated herein by reference.

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

GENERAL

Alcan is a Canadian company, incorporated on 3 June 1902, with headquarters in Montreal, Canada. Alcan is engaged, together with Subsidiaries, Related Companies and Joint Ventures, in all significant aspects of the aluminum business on an international scale.

Alcan is independent of, and operates in competition with, all other aluminum companies.

Alcan's operations include the mining and processing of bauxite, the basic aluminum ore; the refining of bauxite into alumina; the generation of electricity for use in smelting aluminum; the smelting of aluminum from alumina; the recycling of used and scrap aluminum; the fabrication of aluminum, aluminum alloys and non-aluminum materials into semi-finished and finished products; the distribution and marketing of aluminum and non-aluminum products; the production and sale of industrial chemicals; and research and technology. Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, has bauxite holdings in six countries, produces alumina in six, smelts primary aluminum in five, operates aluminum fabricating plants in 13 and has sales outlets and maintains warehouse inventories in the larger markets of the world. Alcan also operates a global transportation network which includes bulk cargo vessels, port facilities and freight trains.

For 1998, the Company reported a net income of $ 399 million. See the Annual Report "Management's Discussion and Analysis" on page 20.

SALES AND MARKETS

Nearly 90% of Alcan's sales and operating revenues are derived from the sale of aluminum in ingot and fabricated form, including fees charged for converting customer-owned alumina into primary ingot and for converting customer-owned metal into fabricated products.

Total Western World primary aluminum shipments (excluding the countries of the CIS, Eastern Europe and China) totalled 17.8 million tonnes in 1996, 18.9 million tonnes in 1997 and 18.8 million tonnes in 1998. For a discussion of the Western World Market and Western World Consumption Versus Alcan Sales, see Annual Report, pages 21 and 22.

Alcan's ingot product realizations were $ 1,558 per tonne in 1998 compared to $1,739 per tonne in 1997 and $1,658 per tonne in 1996. These figures relate to primary and secondary ingot and scrap.


For a review of Alcan's Raw Materials and Chemicals Operations, Primary Metals Operations and Fabricated Products Operations, see Annual Report, pages 26 through 31. For the Geographic Review, see Annual Report, pages 32 through 35 and pages 60 and 61. For information by Product Sectors, see page 62 (note 23).

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

Alcan obtains its requirements of alumina and bauxite from several sources as described below.

CANADA The Company owns alumina facilities with a capacity of about 1.2 million tonnes per year at Jonquiere (Quebec). Bauxite for this operation is obtained from Brazil (see below), Guinea (see below) and other sources. Alumina and alumina-based chemicals produced at Jonquiere supply, in part, the smelters in Quebec and are also sold in the North American chemical market.

AUSTRALIA The Company has a 21.4% interest in a company which operates an alumina plant at Gladstone (Queensland) which has a capacity of about 3.3 million tonnes per year. Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from a third party in Australia under a long-term contract. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat (British Columbia) and is also sold to third parties.

In 1998, Alcan and the aforementioned Australian third party signed an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Australia, with that party"s adjacent operations.

BRAZIL The Company purchased close to 2 million tonnes of bauxite in 1998 under contracts in effect through 1999 from a 12.5%-owned company, Mineracao Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 10 million tonnes per year. Bauxite purchased from MRN is processed at the Jonqui#re plant (see above) and at the Alumar alumina refinery in Sao Luis (Brazil) which has an annual capacity of about 1.2 million tonnes; the Company owns a 10% interest and future expansion rights in the latter refinery.

The Company owns alumina facilities (and related bauxite mining facilities) with a capacity of about 150,000 tonnes per year at Ouro Preto which supply smelters in Brazil.

GHANA The Company purchased about 400,000 tonnes of bauxite in 1998 from Ghana Bauxite Co. Ltd. ("GBC"), in which it holds an interest of 80%. The bauxite purchased is used for processing at the Burntisland plant (see below), the Aughinish plant (see below) and the Jonquiere plant (see above).

GUINEA The Company purchased 4 million tonnes of bauxite in 1998 under contracts in effect through 2011 from Compagnie des Bauxites de Guin#e ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Aughinish plant (see below) and the Jonqui#re plant (see above) and is also sold to third parties.

In Guinea, the Company also purchased about 100,000 tonnes of alumina in 1998 from Friguia. The Company holds a 20% interest in Frialco S.A. which held a 51% interest in Friguia, the remaining 49% was held by the Republic of Guinea. The Friguia alumina plant has an operating capacity of about 640,000 tonnes per year. Alumina purchased from Friguia is sold to third parties. Frialco sold its interest in Friguia on 12 October 1998. Frialco will be dissolved.

INDIA In May 1998, Alcan acquired a 20% interest in the proposed Utkal alumina project in Orissa, India. A further 20% is held by Alcan's Subsidiary, Indal Aluminium Company, Limited ("Indal"). The project consists of a one million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity. In February 1999, Alcan increased its direct interest in the project to 35%, subject to regulatory approval. Alcan's decision regarding beginning of construction is expected to be made in late 1999 or early 2000.

Indal owns bauxite mining facilities at Chandgad and Lohardaga, as well as alumina facilities at Belgaum and Muri with a total capacity of 360,000 tonnes of alumina per year.

IRELAND During 1998, the Company owned an alumina plant at Aughinish which has a capacity of about 1.4 million tonnes of alumina per year. Bauxite for this operation is purchased almost exclusively from Guinea (see above). In 1998, the alumina produced at Aughinish was consumed by Alcan smelters in the United Kingdom and North America or sold to third parties. The Company sold the Aughinish plant on 25 February 1999, maintaining certain bauxite supply and alumina purchase arrangements with the new owners.

JAMAICA The Company has a 93% interest in alumina facilities (and related bauxite mining facilities) with an annual capacity of about 1.2 million tonnes. The Government of Jamaica owns the remaining 7% interest in these facilities. The Company is responsible for management of the operations. In

1998, most of the Company's share of the alumina produced was supplied to Alcan smelters in Canada and the United States.

UNITED KINGDOM The Company operates an alumina plant in Burntisland (Scotland), which has an annual capacity of approximately 120,000 tonnes of special aluminas and other chemicals. Bauxite for this operation is purchased from Ghana (see above). Production from this plant is sold in the chemical market.

BAUXITE RESERVES

Through Subsidiaries, Related Companies and Joint Ventures, Alcan has approximately 400 million tonnes of demonstrated bauxite reserves, which the Company believes are sufficient to meet its needs for the next 30 years. The Company also has access to additional resources to meet its needs beyond this period. In 1997 and 1998, the Company spent $1.6 million and $ 2.9 million, respectively, on exploration and development of bauxite reserves.

CHEMICALS AND OTHER MATERIALS

The Company, together with its Subsidiaries, Related Companies and Joint Ventures, produces a wide range of specialty aluminas and aluminum hydroxides for different markets, such as ceramics, refractories, water treatment chemicals, catalysts and coagulants; its products are also used as flame retardants and smoke suppressants for plastics and resins. The principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada, the U.K. and India.

Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at the Company's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

In December 1998, Alcan sold its Subsidiary, Handy Chemicals Limited, which produces water treatment chemicals and cement superplasticizers.

SMELTING

At the end of 1998, the Company owned 16 primary aluminum smelters with a total annual rated capacity of 1,706,000 tonnes. Seven of these smelters, having a total annual rated capacity of 1,118,000 tonnes, are located in Canada; the other smelters are located in Brazil, India, the U.K. and the U.S.A.

The table below summarizes the primary aluminum production for 1998, together with annual rated capacities of smelters referred to above:


                                                                    RATED
                                                                   CAPACITY
                             OWNERSHIP AT           1998         ('000 TONNES)
COMPANY AND SUBSIDIARY     31 DECEMBER 1998      PRODUCTION     (at 31 December 1998)
     LOCATED IN:                  (%)          ('000 TONNES)
Canada                           100               1,107             1,118
United States                    100                 129               186
United Kingdom                   100                 124               176
Brazil                           100                 103               109
India                             54.6                18               117
 Total                                             1,481             1,706


The Company's smelter facilities are as listed below:


                                                             RATED CAPACITY
SMELTER           LOCATION                                 ('000 TONNES P.A.)
-------           --------                                 ------------------

Arvida            Jonquiere, Quebec, Canada                         238
Beauharnois       Melocheville, Quebec, Canada                       49
Grande Baie       Ville de la Baie, Quebec, Canada                  186
Isle Maligne      Alma, Quebec, Canada                               75
Laterriere        Chicoutimi, Quebec, Canada                        210
Shawinigan        Shawinigan, Quebec, Canada                         88
Kitimat           Kitimat, British Columbia, Canada                 272
Sebree            Sebree, Kentucky, U.S.A.                          186
Kinlochleven      Kinlochleven, Scotland, U.K.                        8
Lochaber          Fort William, Scotland, U.K.                       38
Lynemouth         Ashington, England, U.K.                          130
Ouro Preto        Saramenha, Minas Gerais, Brazil                    51
Aratu             Bahia, Brazil                                      58
Belgaum           Belgaum, Karnataka, India                          66
Hirakud           Hirakud, Orissa, India                             30
Alupuram          Alupuram, Kerala, India                            21
                                                                  -----
   Total                                                          1,706

Utilization of smelting capacities varies from time to time according to business conditions. Approximately 204,000 tonnes of capacity remain shut down at smelters in the U.S.A., the U.K. and India.

For many years, the Company has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment.

In 1998, Alcan announced the construction of a 375,000-tonne annual capacity aluminum smelter in Alma, Quebec. The total cost for the new smelter is estimated at $1.6 billion, and construction is expected to be completed in 2001.

On 22 March 1999, Alcan announced the closure of the Isle Maligne smelter, such closure to be completed by December 1999. It had been previously intended that the Isle Maligne smelter be shut down when the new Alma smelter becomes operational.

OTHER ALUMINUM SOURCES

Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of aluminum used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for re-sale. Purchases in 1998 of aluminum of all types from all sources amounted to 1,227,000 tonnes, compared with 1,254,000 tonnes in 1997 and 1,003,000 tonnes in 1996.

The Company operates three specialized plants in the U.S.A, with a total annual capacity of 481,000 tonnes, for the recycling of used beverage cans and process scrap returned from customers. A similar plant in the U.K. operates with a capacity of 70,000 tonnes per year. The Company also operates a facility in the U.K. for the production of 70,000 tonnes per year of sheet ingot from aluminum scrap. In Brazil, the Company operates a dedicated used beverage can recycling facility with an initial capacity of 40,000 tonnes per year.

The Company operated secondary aluminum smelters in Italy, India, the U.S.A. and Thailand which have capacities of 56,000, 25,000, 59,000 and 30,000 tonnes per year, respectively, for the production of secondary aluminum from aluminum scrap. In February 1999, the U.S. facility, at Shelbyville, Tennessee, was sold.

ELECTRICITY

Aluminum is produced from alumina by an electrolytic process requiring large amounts of electricity. The smelting of one tonne of aluminum requires between 14 and 18.5 megawatt-hours of electric energy.

The Company produces low-cost electricity at its own hydro-electric generating plants in Canada. These plants have an installed generating capacity of 3,600 megawatts, of which 2,700 megawatts may be considered to be hydraulically available over the long term.

In Canada, all water rights are owned by the Company except for those relating to the Peribonka River in Quebec. In 1984, the Company and the Quebec Government signed a lease extending the Company's water rights relating to that river to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. An additional charge (REDEVANCE ADDITIONNELLE) is payable to the provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In British Columbia, rentals and generation taxes for electricity used in smelting and related purposes are directly related to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties within that province, the Company pays provincial water rentals at rates which are fixed by the provincial government, similar to those paid by B.C. Hydro, the provincially-owned electric utility.

One-third of the Company's installed hydro-electric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1959. All these facilities are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its generating plants, as described above, the Company has agreed to purchase, under a long-term agreement, between one and three billion KWh of electrical energy annually from Hydro-Quebec beginning in 2001.

Electricity required by the Company's smelters in Canada is obtained from the foregoing sources. Electricity which is surplus to the Company's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydro-electric generating plants, respectively. A Subsidiary in India operates its own coal-fired generating plant for one of its smelters, while its two other smelters are dependent upon purchased electricity. The smelters in Brazil obtain some of their electricity requirements from owned hydro-electric generating plants and purchase the balance. The smelter in the U.S.A. purchases electricity under a long-term contract.

The Company's electricity generating facilities are listed below:


                                                                       INSTALLED CAPACITY
                       METHOD OF                                       (NAMEPLATE RATING)
GENERATING STATION     GENERATION                 LOCATION                 (MEGAWATTS)
------------------     ----------                 --------             ------------------

Chute-des-Passes     Hydro-electric   Peribonka River, Quebec, Canada          750


Chute-du-Diable      Hydro-electric   Peribonka River, Quebec, Canada          205


Chute-a-la-Savane    Hydro-electric   Peribonka River, Quebec, Canada          210


Isle Maligne         Hydro-electric   Saguenay River, Quebec, Canada           402


Chute-a-Caron        Hydro-electric   Saguenay River, Quebec, Canada           224


Shipshaw             Hydro-electric   Saguenay River, Quebec, Canada           896


Kemano               Hydro-electric   Kemano, British Columbia, Canada         896


Kinlochleven         Hydro-electric   Kinlochleven, Scotland, U.K.              24


Lochaber             Hydro-electric   Fort William, Scotland, U.K.              76


Lynemouth            Coal-fired       Ashington, England, U.K.                 390


Hirakud              Coal-fired       Hirakud, Orissa,  India                   60


Piranga              Hydro-electric   Saramenha, Minas Gerais,  Brazil          15


Mynart               Hydro-electric   Saramenha, Minas Gerais,  Brazil          14
                                                                              -----
Total                                                                         4,162
                                                                              =====

FABRICATING

The conversion of aluminum ingot into semi-fabricated and finished products requires the application of a variety of intermediate processes, known generally as FABRICATING. Many other producers of primary aluminum are also in the business of supplying those products. In addition, there are many independent fabricators which purchase primary and recycled aluminum from the primary producers and the post-consumer market.

Although Alcan is a leader in international markets for aluminum ingot products, the Company's principal sales are in fabricated aluminum products. In 1998, Alcan shipped 1,823,000 tonnes of fabricated products and manufactured another 289,000 tonnes from customer-owned metal, which together represented 72% of Alcan's total volume for the year.

Alcan's fabricated aluminum products business is mainly composed of a number of large, capital-intensive rolling operations as well as some smaller downstream businesses, and represents over 75% of Alcan's total sales and operating revenues.

Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, carries out fabricating operations in more than 50 plants in 13 countries.

Flat-rolled Products

Alcan is the world's largest producer and marketer of flat-rolled aluminum products (sheet and foil), which constitute 90% of Alcan's fabricated product volume. At the end of 1998, the Company's annual sheet and foil manufacturing capacity in its principal fabricating markets was as follows: over 1,100,000 tonnes in North America; 150,000 tonnes in South America; over 950 tonnes in Europe; and 140 tonnes in Asia.

Alcan's principal rolling operations are as follows:



   Rolling Mill               Location

Kingston             Kingston, Ontario, Canada

Saguenay             Jonquiere, Quebec, Canada

Oswego               Oswego, New York, U.S.A.

Fairmont             Fairmont, West Virginia, U.S.A.

Louisville           Louisville, Kentucky, U.S.A.

Terre Haute          Terre Haute, Indiana, U.S.A.

Warren               Warren, Ohio, U.S.A.

Logan                Logan County, Kentucky, U.S.A.

Rogerstone           Newport, Wales, U.K.

Falkirk              Falkirk , Scotland, U.K.

Glasgow              Glasgow, Scotland, U.K.

Gottingen            Gottingen , Germany

Ludenscheid          Ludenscheid , Germany

Ohle                 Plettenberg, Germany

Norf                 Neuss, Germany

Nachterstedt         Nachterstedt, Germany

Bresso               Milan, Italy

Pieve Emanuele       Milan, Italy

Pindamonhangaba      Pindamonhangaba, Brazil

Utinga               Santo Andre, Brazil

Belur                Belurmath, West Bengal, India

Taloja               Taloja, Maharashtra, India

Bukit Raja           Klang, Malaysia

Rangsit              Rangsit, Thailand


A major portion of Alcan sheet is in the form of can stock for beverage containers. Other important end-use markets for sheet include building and construction, transportation, the printing industry and the industrial distribution market. Alcan foil is used for household and commercial packaging applications and for industrial products.

The Company's project to expand capacity at its Pindamonhangaba, Brazil rolling mill to 280,000 tonnes is expected to be completed by the second half of 1999.

The Company will invest $46 million to expand production of aluminum rolled sheet for the automotive and distribution markets at its Kingston, Ontario mill. The expansion is expected to be complete by the end of 2000.

Wire and Cable

Aluminum is also cast and rolled into rod, which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring. Alcan's main wire and cable businesses are located in Canada and the U.S.A.

Castings

Another method of fabrication is the casting of molten aluminum into components for machinery, automotive products and aircraft. During 1998, Alcan was a supplier of aluminum pistons and other engine components to the automotive industry in Germany, the U.S.A. and Canada. On 7 January 1999, Alcan reached an agreement to sell its piston plant in Nuremberg, Germany. During 1998, Alcan closed its Joint Venture casting operation in St. Catharines, Ontario, Canada. The Company also sells aluminum alloys to independent foundries in Canada, Italy, the U.K. and the U.S.A.

Extrusions

The Company's Subsidiaries, Related Companies and Joint Ventures produce extruded products in several countries (including France, India, Italy, China, Malaysia and Thailand) and sell these products locally and in other countries for the building, construction, transportation and engineering markets. Examples of end-products using extrusions include windows, doors and automotive components. The Company is also a major supplier of extrusion ingot in many countries.

Acquisitions / Divestment / Restructuring

Since 1994, Alcan has divested several fabricating businesses which were not considered to be a strategic fit for the Company and which did not create long-term value for its Shareholders. As part of this process, in 1996, Alcan sold 12 non-strategic downstream businesses in the U.K. and in the U.S.A. During 1998, the Company increased its shareholding in Indian Aluminium Company, Limited from 34.6% to 54.6%, which thereby became a Subsidiary. The Company also decreased its shareholding in Nippon Light Metal Company, Ltd from 45.6% to 11.2%.

RESEARCH AND DEVELOPMENT

Alcan's resource for technology is a global system of research laboratories, applied engineering centres and technical departments. Some of these are operated on a Company-wide basis by the R&D division of Alcan, while others are managed and operated locally by Subsidiaries, Related Companies and Joint Ventures.

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

The Company's expenditures on research and development amounted to $70 million in 1998 compared to $ 72 million in 1997 and $ 71 million in 1996. Corresponding expenditures are expected to be approximately $ 79 million for 1999.

ENVIRONMENTAL PROTECTION

In most of the countries where the Company operates production facilities, environmental control regulations have been established or are in the process of being established. The Company believes that its existing and planned anti-pollution measures will enable it to satisfy statutory and regulatory demands without material effect on its competitive position. The Company's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $71 million in 1998. Similar expenditures for 1999 and 2000 are expected to be $115 million and $190 million, respectively. In addition, expenditures charged against revenue for environmental protection were $91 million in 1998 and are expected to be $95 million in 1999 and $90 million in 2000. In respect of years beyond 2000, the Company expects that capital and operating expenditures will continue at approximately the same levels.

EMPLOYEES

The following table shows the average number of employees of Alcan on a geographical basis for the year ended 31 December 1998:


COUNTRY / REGION      EMPLOYEES ('000)
----------------      ----------------
Canada                       11
United States                 4
United Kingdom                3
Germany                       5
Other Europe                  3
South America                 3
Asia and Pacific              5
Other                         2
                             --
     Total                   36

A majority of the hourly-paid employees is represented by labour unions. There are 24 collective labour agreements in effect in Canada, the majority of which expire in 2003 or later.

In February 1998, Alcan and the unions representing Alcan hourly-paid employees in Quebec signed agreements with 18-year terms collectively known as the "Framework Agreement on Operational Stability", under which the parties commit to attempt all means to renew collective agreements and settle disputes without recourse to traditional leverage tools such as strikes, lockouts and pressure tactics.

PATENTS, LICENSES AND TRADEMARKS

The Company owns, directly or through Subsidiaries, a large number of patents in Canada, the United States and other countries which relate to the products, uses and processes of its businesses. The Company has also acquired certain intellectual property rights under licenses from others for use in its businesses. The Company owns a number of trademarks which are used to identify its businesses and products. The Company's patents, licenses and trademarks constitute valuable assets; however, the Company does not regard any single patent, license or trademark as being material to its sales and operations viewed as a whole.

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

YEAR 2000

See the Annual Report, the section titled "The Year 2000 Issue" on pages 38 and
39 and page 58, note 19.   Such disclosure is "Year 2000 Readiness Disclosure"
as defined by the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386, a U.S. statute) enacted on 19 October 1998, to the extent applicable under the Act.

PROPERTY

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations.

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

LITIGATION

The Company's U.S. Subsidiary (Alcan Aluminum Corporation, or "Alcancorp") and third parties are defendants in a lawsuit instituted in May 1983 before the Federal District Court for the Central District of California, by the U.S. Environmental Protection Agency ("EPA") and the State of California, involving the Stringfellow hazardous waste site. Alcancorp was held liable in that lawsuit. In January 1992, Alcancorp and the U.S. Justice Department entered into a four-year Partial Consent Decree. On the basis of that arrangement, Alcancorp has funded a total of $13,100,000 for a treatment plant designed to help clean up the site. In December 1998, Alcancorp and several other parties filed appeals with the Circuit Court on numerous counts including whether liability was correctly imposed on Alcancorp. In January 1999, Alcancorp entered into a structured settlement with the State of California whereby California will accept liability for all clean-up costs from 1 January 1999 onward and Alcancorp will accept responsibility for past clean-up costs. The appeals have been stayed pending finalization of the settlement and satisfaction of certain other conditions.

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

In an EPA lawsuit in 1989 before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, in which Alcancorp is a party, the Court in May 1991 granted summary judgment against Alcancorp in the amount of $473,790. After unsuccessful appeals, Alcancorp paid $652,371.09 representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment representing additional enforcement costs incurred after the date of the initial judgment. Alcancorp has been notified by the EPA that it may seek additional sums for further remedial activities at the Butler Tunnel site.

In February 1996, the Company's U.K. Subsidiary (British Alcan Aluminium plc ("British Alcan")) sold its investments in several of its Subsidiaries, including Magnesium Elektron, Inc. and Luxfer USA

Limited, both located in the U.S.A. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities including those, inter alia, arising out of the following proceedings:

(a) Magnesium Elektron, Inc. ("MEI"; at the time, a Subsidiary of British Alcan) was sued, together with approximately 70 other defendants, alleging that MEI is a former owner / operator of a site which the plaintiffs currently own and that MEI's activities contributed to environmental contamination on the site. British Alcan believes that it has legal defences and intends to pursue them vigorously.

(b) Luxfer USA Limited ("Luxfer"; at the time, a Subsidiary of British Alcan) is a participant in a joint defence group with regard to waste Luxfer sent to the Omega hazardous waste site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totalling $11,800 for defence group costs and the removal of waste from the site, and is now waiting for a report on the cost of the remediation that is needed at the site.

(c) Luxfer is also a participant in a joint defence group formed to defend claims by numerous homeowners against various companies who allegedly disposed of industrial waste at a landfill in Monterey Park, California. There are many defendants and Luxfer was a minor contributor to the site. The discovery process is underway.

In connection with a property in New York State which was the site of an extrusion operation, Alcancorp retained liability for alleged contamination though the property was sold in 1996. The State has approved a Remedial Investigation Report negotiated between the New York State Department of Environmental Conservation ("NYDEC") and Alcancorp. A record of decision has been issued. The parties are negotiating a consent order to implement a modified record of decision. The clean up costs are estimated to be in the order of $500,000.

Under the terms of sale of its metal goods division, Alcancorp retains liability for defending, as a third party defendant, a suit initiated in December 1995 by the State of New Jersey alleging that a disposal company used by the division disposed of hazardous material in a landfill. Including Alcancorp, there are 277 third-party defendants in this action.

Under the terms of sale of Alcan Building Products US, Alcancorp retains liability for defending against an administrative order and notice of civil penalty issued by the New Jersey EPA in October 1995 in connection with an alleged permit violation involving volatile organic compound emissions. Alcancorp filed an appeal in July 1998.

INVESTIGATIONS

In certain government investigations of contamination by alleged hazardous wastes at sites in Illinois, New York, Pennsylvania, Ohio, New Jersey, North Carolina, Michigan, Missouri and Massachusetts (on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies), Alcancorp has contested its liability. The EPA has responded that it may file lawsuits against Alcancorp as to these sites. Alcancorp was advised of additional sites being similarly investigated. Alcancorp has been advised by the various authorities that it may be liable to contribute to the cost of the investigations and any possible remedial action for such sites. There can be no assurance that Alcancorp will not incur material cleanup costs as a result of these investigations.

At a plant site in Indiana, testing has revealed traces of trichloroethylene in the groundwater. Alcancorp investigated the matter with a third party who is believed to be responsible for the contamination and a voluntary remediation plan was filed with the State of Indiana. Under an interim settlement agreement, the third party agreed to assume 90% of the costs.

REVIEWS AND REMEDIAL ACTIONS

The Company has established procedures for reviewing, on a regular basis, environmental investigations and any possible remedial action. Although the Company cannot estimate the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations or materially affect its financial condition.

ABORIGINAL ISSUES

A 100-member Indian Band filed a suit against Canada, British Columbia and Alcan on 14 April 1998, seeking a declaration that it be entitled to the exclusive occupancy or possession of certain claimed lands, to damages and to other relief. Alcan obtained its title to certain of its lands in the claimed territory under valid grants from the Government of Canada upon due payment to that Government; other lands were purchased from third parties.

The claim appears to rely on the December 1997 decision of the Supreme Court of Canada in the DELGAMUUKW case which deals with issues of aboriginal rights and title, as a consequence of which specific aboriginal rights and titles in Canada will be determined by the courts on a case-by-case basis. Alcan has filed a statement of defence.

On 1 March 1999, the suit was withdrawn by the plaintiffs, but, prior to such withdrawal, an organization apparently purporting to represent the same band had filed a suit against Canada and British Columbia, seeking a declaration that it be entitled to fishing rights in an area downstream from Alcan's Nechako Reservoir. Alcan is preparing to join this suit as a defendant in order to protect its water rights.

In March 1998, the Haisla Nation wrote to Alcan and to the governments of Canada and British Columbia asserting that Alcan's private lands in Kitimat and Kemano are subject to the aboriginal title of the Haisla Nation, also apparently relying on the decision in the DELGAMUUKW case.

OTHER MATTERS

In March 1996, Alcancorp, along with other U.S. aluminum producers, was sued by a U.S. bicycle manufacturer for alleged price-fixing stemming from the Memorandum of Understanding entered into by six Governments in January 1994. In a summary judgment, rendered in July 1996, the U.S. District court for the Central District of California (county of Los Angeles) dismissed the case. The U.S. Supreme Court has denied the plaintiff's appeal and subsequent motion for reconsideration.

There are no proceedings which, according to management's belief, could have a material effect on the Company's financial position or results of operation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 1998

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report, the section titled "Common Shares" on page 68.

The number of holders of record of Shares on 3 March 1999 was approximately 20,041.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 55, note 15 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 14 of this report.)

Dividends paid on Shares held by non-residents of Canada generally will be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the United States, the treaty-reduced rate is currently 15%.

ITEM 6 SELECTED FINANCIAL DATA

The information required is incorporated by reference to the Annual Report, on pages 64 and 65, for the following items:

-    under the heading "Consolidated Income Statement Items":

     - Revenues
     - Net income (Loss)

-    under the heading "Consolidated Balance Sheet Items":

     - Total assets
     - Total debt

-    under the heading "Per Common Share":

     - Net income (Loss)
     - Dividends paid

Commencing 1995, the Company adopted the recommendations of the Canadian Institute of Chartered Accountants ("CICA") concerning the accounting for joint ventures.

Commencing 1996, the Company retroactively adopted the recommendations of the CICA concerning the disclosure and presentation of financial instruments.

Commencing 1998, the Company retroactively adopted, without restating prior years, the recommendations of the CICA concerning accounting for income taxes.

Commencing 1998, the Company retroactively adopted the recommendations of the CICA concerning segment disclosures.

See Annual Report, pages 46 to 48, note 5 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information required is incorporated by reference to the Annual Report, pages 20 through 39, the section titled "Management's Discussion and Analysis".

As the Company follows Canadian GAAP, reference should be made to note 5 to the Consolidated Financial Statements on pages 46 to 48 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP.

Refer to the section titled "Competition and Government Regulations" on page 14 of this report for a brief description of the Investment Canada Act as it applies to the Company.

ITEM 7A QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company has estimated the impact on 1999 net income of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 1998.

INTEREST RATES

The net income impact of a 10% movement in interest rates on the Company's invested surplus cash and time deposits at 31 December 1998 net of its variable rate debt outstanding at 31 December 1998 is immaterial.

FOREIGN CURRENCY EXCHANGE RATES

The effect of an adverse movement of 10% in foreign currency exchange rates on the Company's financial instruments (principally Canadian dollar forward and option contracts) outstanding at 31

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until they cease to hold office as such.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

The required particulars with respect to the Officers of the Issuer are as follows:


NAME AND MUNICIPALITY OF RESIDENCE      POSITION                            AGE

J. BOUGIE, O.C.                         President and Chief Executive       51
Outremont, Quebec                       Officer

R. L. BALL                              Executive Vice President            52
Beaconsfield, Bucks., England

C. CHAMBERLAND                          Executive Vice President,           59
Montreal, Quebec                        Technology and Major
                                        Projects

J.-P. M. ERGAS                          Executive Vice President,           59
London, England                         Europe

R. B. EVANS                             Executive Vice President,           51
Shaker Heights, Ohio                    Fabricated Products, North
                                        America

E. P. LEBLANC                           Executive Vice President,           58
Westmount, Quebec                       Alumina & Primary Metal

E. N. SANTOS                            Executive Vice President,           59
Sao Paulo, Brazil                       South America

B. W. STURGELL                          Executive Vice President,           49
Kiawah Island, South Carolina           Asia/Pacific and Corporate
                                        Development

S. THADHANI                             Executive Vice President and        59
Westmount, Quebec                       Chief Financial Officer

C. CARROLL                              Vice President, Bauxite,            43
Westmount, Quebec                       Alumina & Chemicals

D. GAGNIER                              Vice President, Corporate and       52
Beaconsfield, Quebec                    Environmental Affairs

G. OUELLET                              Vice President, Human               56
Montreal, Quebec                        Resources, Occupational
                                        Health and Safety

P.K. PAL                                Vice President, Chief Legal         63
Montreal, Quebec                        Officer and Secretary

G.R. LUCAS                              Treasurer                           45
(effective 1 April 1999)

D.G. O'BRIEN                            Controller                          56
Westmount, Quebec

All of the Officers of the Company have held their present positions or other executive positions with the Company or its Subsidiaries during the past five years, except as hereinafter described:


- prior to joining the Company in January 1995, Mr. Ergas held senior management positions with the Pechiney group of companies;

December 1998 would be to reduce 1999 net income by approximately $ 60 million of which $5 million relates to the cost of unexercised option premiums.

Because all of the Company's foreign currency forward positions are taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, any negative impact of currency movements on the forward exchange contracts would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.

DERIVATIVE COMMODITY CONTRACTS

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward purchase and options contracts outstanding at 31 December 1998 would be to reduce 1999 net income by approximately $44 million, of which $14 million relates to the cost of unexercised option premiums and $30 million to forward purchase contracts. These results reflect a 10% reduction from the 1998 year-end, three-month LME aluminum closing price of $1241 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 1998.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements on pages 41 through 62 and the "Auditors' Report" on page 40; the section titled "Quarterly Financial Data" on page 63.

Location of Financial Statements and other material required under this Item is found under Item 14 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

INFORMATION IN THIS PART IS BASED ON INFORMATION CONTAINED IN THE COMPANY'S MANAGEMENT PROXY CIRCULAR DATED 3 MARCH 1999.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS

The information required is incorporated by reference to the Management Proxy circular pages 5 to 8.

- prior to joining the Company in January 1997, Mr. Evans held senior management positions with the Kaiser Aluminum organization;


- prior to joining the Company in January 1995, Mr. Gagnier was president of a manufacturers' association in Canada and, prior to that, had held senior administrative positions with the Government of Canada (including its Privy Council Office).

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Management Proxy Circular, pages 12 to 22, the section titled "Executive Compensation".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference to the Management Proxy Circular, page 9, the sections titled "Holdings of Shares and Deferred Share Units by Directors" and "Holdings of Shares by Others".

Directors and Executive Officers as a group beneficially own 132,763 Shares (including Shares over which control or direction is exercised). This represents 0.06% of Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Management Proxy Circular) to purchase 2,321,500 Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Management Proxy Circular, pages 23 to 24, the section titled "Indebtedness of Directors and Executive Officers".

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The information required is incorporated by reference to the Annual Report, pages 41 to 62 and the Auditors' Report on page 40 thereof.

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


             10.1.1 Amendments dated 1 January 1992. (Incorporated by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of the Company for 1991.)


             10.1.2 Amendments dated 1 January 1990, Schedule 93-2.
                    (Incorporated by reference to exhibit 10.1.2. to the Annual Report on Form10-K of the Company for 1994.)

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

          10.1.6 Amendments dated 1 January 1998 in Schedule 97-1, 30 March 1998 in Schedule 98-1 and 1 November 1998 in Schedule 98-2. (filed herewith.)

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

          10.8.3 Amendments dated 1 November 1998 in Schedule 98-1. (filed herewith.)

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

          10.13 Employment Agreement dated 24 July 1997 with Jacques Bougie. (Incorporated by reference to exhibit 10.13 to the Annual Report on Form 10-K of the Company for 1997.)

          (13) Annual Report. (Filed herewith.)

          (21) Subsidiaries and Related Companies of the Company. (Filed herewith.)

          (23) Consent of Independent Accountants is on page 29.

          (24) Powers of Attorney. (Filed herewith.)
               24.1 Power of attorney of W. Chippindale
               24.2 Power of attorney of T. Engen
               24.3 Power of attorney of J.R. Evans
               24.4 Power of attorney of J.E. Newall
               24.5 Power of attorney of P.H. Pearse
               24.6 Power of attorney of G. Russell
               24.7 Power of attorney of G. Saint-Pierre
               24.8 Power of attorney of G. Schulmeyer

          (27) Financial Data Schedule. (Filed herewith.)


          (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Incorporated by reference to exhibit 99 to the Annual Report on Form 10-K of the Company for 1997.)


          (99) Management Proxy Circular. (Filed herewith).


(b)  REPORTS ON FORM 8-K


The Company has filed reports on Form 8-K dated 16 October 1998, 28 October 1998 and 27 November 1998 during the quarter ended 31 December 1998 concerning Item 5 thereof: "Other Events".

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALCAN ALUMINIUM LIMITED

25 March 1999                          By  /s/
                                       -------------------------------------
                                       John R. Evans, Chairman of the Board
                                       By  P.K. Pal, as Attorney-in-Fact


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 25 March 1999.

-------------------------------------
Sonja I. Bata,  Director

-------------------------------------
W. R. C. Blundell,  Director


/s/
-------------------------------------
Jacques Bougie,  Director, President
and Chief Executive Officer
(Principal Executive Officer)


/s/
-------------------------------------
Warren Chippindale,  Director
By P.K. Pal, as Attorney-in-Fact


/s/
-------------------------------------
Travis Engen,  DIRECTOR
By Robert des Trois Maisons,
as Attorney-in-Fact

/s/
-------------------------------------
John R. Evans, Chairman of the Board
By P.K. Pal, as Attorney-in-Fact


-------------------------------------
Allan E. Gotlieb,  Director


/s/
-------------------------------------
J. E. Newall,  Director
By Robert des Trois Maisons,
as Attorney-in-Fact


/s/
-------------------------------------
Peter H. Pearse,  Director
By P.K. Pal, as Attorney-in-Fact


/s/
-------------------------------------
Sir George Russell,  Director
By P.K. Pal, as Attorney-in-Fact


/s/
-------------------------------------
Guy Saint-Pierre,  Director
By Robert des Trois Maisons,
as Attorney-in-Fact


/s/
-------------------------------------
Gerhard Schulmeyer,  Director
by Robert des Trois Maisons,
as Attorney-in-Fact


-------------------------------------
Paul M. Tellier,  Director


/s/
-------------------------------------
Suresh Thadhani, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)


/s/
-------------------------------------
Denis G. O'Brien, Controller
(Principal Accounting Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS


To the Directors of Alcan Aluminium Limited:


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716 and 33-61790) and on Form S-3 (Nos. 2-78568, 2-78713 and 33-82754 )
of Alcan Aluminium Limited of our Report, dated 11 February 1999 appearing on page 40 of the 1998 Annual Report to Shareholders. Our Report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.


Montreal, Canada
25 March 1999

                                                    /s/
                                                    ---------------------------
                                                    PricewaterhouseCoopers LLP.



                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                       CANADA-U.S. REPORTING DIFFERENCES


In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of a company's financial statements, such as the change described in Note 3 to the Consolidated Financial Statements. Our report to the Shareholders dated 11 February 1999 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditor's report when the change is properly accounted for and adequately disclosed in the financial statements.


Montreal, Canada
25 March 1999

                                                    /s/
                                                    ---------------------------
                                                    PricewaterhouseCoopers LLP.