Form 10-Q
period 1999-03-31
ALCAN ALUMINIUM LTD /NEW
filed 1999-05-05
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes ____(check)    No ____

At March 31, 1999, the registrant had 217,415,917 shares of common stock (without nominal or par value) outstanding.

PART I -  FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. Dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Aluminium Limited and, where applicable, one or more consolidated subsidiaries.

Item 1.   Financial Statements

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)

Three months ended March 31
(IN MILLIONS OF US$, EXCEPT PER SHARE AMOUNTS)         1999        1998
                                                      ------      ------
REVENUES
     Sales and operating revenues                     $1,822      $1,953
     Other income                                         19          18
                                                      ------      ------
                                                       1,841       1,971
                                                      ------      ------

COSTS AND EXPENSES
     Cost of sales and operating expenses              1,468       1,497
     Depreciation                                        118         110
     Selling, administrative and general expenses        109         104
     Research and development expenses                    16          17
     Interest                                             22          23
     Other expenses                                       32          10
                                                      ------      ------
                                                       1,765       1,761
                                                      ------      ------

Income before income taxes and other items                76         210
Income taxes (note 2)                                     34          78
                                                      ------      ------

Income before other items                                 42         132
Equity loss                                               (2)        (16)
Minority interests                                        (2)          1
                                                      ------      ------
NET INCOME                                            $   38      $  117
Dividends on preference shares                             3           3
                                                      ------      ------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS        $   35      $  114
                                                      ------      ------

NET INCOME PER COMMON SHARE (note 3)                  $ 0.16      $ 0.50
                                                      ------      ------

DIVIDENDS PER COMMON SHARE                            $ 0.15      $ 0.15
                                                      ------      ------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

 Three months ended March 31
 (IN MILLIONS OF US$)                           1999        1998
                                              ------      ------

 RETAINED EARNINGS - BEGINNING OF PERIOD      $4,078      $3,862

 Net income                                       38         117
 Amount related to common shares
   purchased for cancellation                    171          --
 Dividends - Common                               33          34
           - Preference                            3           3
                                              ------      ------
 RETAINED EARNINGS - END OF PERIOD            $3,909      $3,942
                                              ------      ------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 1999)


(IN MILLIONS OF US$)                        MARCH 31     DECEMBER 31
                                                1999            1998
                                            --------     -----------
ASSETS

CURRENT ASSETS

     Cash and time deposits                  $   623         $   615
     Receivables                               1,431           1,401
     Inventories - Aluminum                      749             826
                 - Raw materials                 310             345
                 - Other supplies                216             242
                                             -------         -------
                                               1,275           1,413
                                             -------         -------
TOTAL CURRENT ASSETS                           3,329           3,429
                                             -------         -------
Deferred charges and other assets                492             517
Investments                                       44              58
Property, plant and equipment (note 4)
     Cost (excluding Construction
        work in progress)                     11,074          11,758
     Construction work in progress             1,053             911
     Accumulated depreciation                  6,391           6,772
                                             -------         -------
                                               5,736           5,897
                                             -------         -------
TOTAL ASSETS                                 $ 9,601         $ 9,901
                                             -------         -------

                            ALCAN ALUMINIUM LIMITED

(unaudited for 1999)

  (IN MILLIONS OF US$,                               MARCH 31      DECEMBER 31
   EXCEPT PER COMMON SHARE AMOUNTS)                      1999             1998
                                                     --------      -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Payables                                          $1,066           $1,104
     Short-term borrowings                                161               86
     Income and other taxes                                73               28
     Debt maturing within one year                        146              166
                                                       ------           ------
                                                        1,446            1,384
                                                       ------           ------
  Debt not maturing within one year                     1,499            1,537
  Deferred credits and other liabilities                  582              604
  Deferred income taxes                                   727              747
  Minority interests                                      111              110

  SHAREHOLDERS' EQUITY
     Redeemable non-retractable
        preference shares                                 160              160
     Common shareholders' equity
        Common shares                                   1,207            1,251
        Retained earnings                               3,909            4,078
        Deferred translation adjustments                  (40)              30
                                                       ------           ------
                                                        5,076            5,359

  Total shareholders' equity                            5,236            5,519
                                                       ------           ------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $9,601           $9,901
                                                       ------           ------
  COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE         $23.35           $23.71
                                                       ------           ------
  RATIO OF TOTAL BORROWINGS TO EQUITY                   25:75            24:76
                                                       ------           ------

                            ALCAN ALUMINIUM LIMITED


INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three months ended March 31
(IN MILLIONS OF US$)                                       1999        1998
                                                          ------      ------
OPERATING ACTIVITIES
     Net income                                             $38        $117
     Adjustments to determine cash from
       operating activities:
            Depreciation                                    118         110
            Deferred income taxes                            (3)         15
            Equity loss - net of dividends                    2          17
            Change in operating working capital              39        (209)
            Change in deferred charges,
              other assets, deferred credits
              and other liabilities - net                    25         (41)
            Loss (gain) on sales of businesses - net          4          --
            Other - net                                       7           3
                                                         ------      ------

CASH FROM OPERATING ACTIVITIES                              230          12
                                                         ------      ------
FINANCING ACTIVITIES
     New debt                                                 2           8
     Debt repayments                                        (26)        (12)
                                                         ------       -----
                                                            (24)         (4)

     Short-term borrowings - net                             81         (65)
     Common shares purchased for cancellation              (219)         --
     Common shares issued                                     4           3
     Dividends - Alcan shareholders
       (including preference)                               (36)        (37)
                                                         ------       -----

CASH USED FOR FINANCING ACTIVITIES                         (194)       (103)
                                                         ------       -----
INVESTMENT ACTIVITIES
     Property, plant and equipment                         (206)       (130)
     Investments                                             --          (2)
     Net proceeds from disposal
       of businesses, investments and other assets          191          --
                                                         ------       -----

CASH USED FOR INVESTMENT ACTIVITIES                         (15)       (132)
     Effect of exchange rate changes
       on cash and time deposits                            (11)          --
                                                         ------       ------

INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                10         (223)
Cash of companies deconsolidated                             (2)          --
Cash and time deposits - beginning of period                615          608
                                                         ------       ------
Cash and time deposits - end of period                     $623         $385
                                                         ------       ------

                            ALCAN ALUMINIUM LIMITED

INFORMATION BY OPERATING SEGMENT *
(unaudited)


Three months ended March 31
(IN MILLIONS OF US$)

                           SALES AND OPERATING REVENUES        OPERATING INCOME
                           ----------------------------        ----------------
                        INTERSEGMENT         THIRD PARTIES
                        ------------         -------------

                        1999      1998       1999      1998      1999      1998
                       -----     -----     ------    ------      ----      ----
Primary metal group    $ 313     $ 373     $  409    $  490       $47      $169
Global fabrication
  group                    -         -      1,410     1,460        61        76
Intersegment and
 other items            (313)     (373)         3         3        24        19
                       -----     -----     ------    ------      ----      ----
                       $   -     $   -     $1,822    $1,953      $132      $264
                       -----     -----     ------    ------      ----      ----

Reconciliation to Net income
                  Equity loss                                      (2)      (16)
                  Corporate offices                               (36)      (30)
                  Interest                                        (22)      (23)
                  Income taxes                                    (34)      (78)
                                                                 ----      ----
                  Net income                                     $ 38      $117
                                                                 ----      ----


* In March 1999, the Company announced the creation of two global operating segments, the Primary metal group and the Global fabrication group. Comparative information for 1998 has been restated to conform to the new corporate structure.

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

                 (IN MILLIONS OF US$, EXCEPT PER SHARE AMOUNTS)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

     RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                    FIRST QUARTER
                                                    -------------
                                           1999                      1998
                                           ----                      ----
                                      AS           U.S.         AS            U.S.
                                   REPORTED        GAAP      REPORTED         GAAP
                                   --------        ----      --------         ----
     Net income                      $   38       $   38      $  117        $  117
                                     ------       ------      ------        ------
     Net income attributable
      to common shareholders         $   35       $   35      $  114        $  114
                                     ------       ------      ------        ------
     Net income per common share
      (basic and diluted)            $ 0.16       $ 0.16      $ 0.50        $ 0.50
                                     ------       ------      ------        ------
     Comprehensive income *             n/a       $  (28)        n/a        $  111
                                     ------       ------      ------        ------
     Deferred income taxes
      - March 31                     $  727       $  727      $  703        $  703
                                     ------       ------      ------        ------
     Retained earnings
      - March 31                     $3,909       $3,960      $3,942        $3,975
                                     ------       ------      ------        ------
     Deferred translation
      adjustments - March 31         $  (40)      $  (94)     $   37        $   (3)
                                     ------       ------      ------        ------

     * U.S. GAAP requires the disclosure of comprehensive income which, for the Company, is Net income under U.S. GAAP plus the movement in Deferred translation adjustments under U.S. GAAP plus the unrealized gain or loss for the period on "available for sale" securities. The concept of comprehensive income does not exist under Canadian GAAP.

2.   INCOME TAXES

                                                               FIRST QUARTER
                                                           ---------------------
                                                           1999             1998
                                                           ----             ----
     Current                                               $ 37             $ 63
     Deferred                                                (3)              15
                                                           ----             ----
                                                           $ 34             $ 78
                                                           ----             ----

     The Composite of the applicable statutory corporate income tax rates in Canada is 40.4%.

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to the currency revaluation of deferred income taxes, partially offset by reduced rate or tax exempt items. In 1998, the difference is attributable to investment and other allowances, and tax exempt items.

3.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (first quarter 1999: 222.0 million; 1998:
     227.4 million). As at March 31, 1999, there were 217.4 million common shares outstanding.

4.   SALE OF THE AUGHINISH ALUMINA REFINERY

     During the first quarter of 1999, the Company completed the sale of the Aughinish alumina refinery. The net book value of the assets sold had been written down to net realizable value in the fourth quarter of 1998 in anticipation of completion of the sale in 1999.

5.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                                               FIRST QUARTER
                                                           ---------------------
                                                           1999             1998
                                                           ----             ----
     Interest paid                                         $ 33             $ 28
     Income taxes paid                                     $  2             $ 89
                                                           ----             ----

     SUMMARIZED FINANCIAL INFORMATION

     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                                        FIRST QUARTER
                                                      ------------------
                                                       1999        1998
                                                      ------      ------
     RESULTS OF OPERATIONS
     Revenues                                         $  875      $  912
     Costs and expenses                                  808         847
                                                      ------      ------

     Income before incomes taxes                          67          65
     Income taxes                                         25          26
                                                      ------      ------

     Net income                                       $   42      $   39
                                                      ------      ------


                                                     MARCH 31   DECEMBER 31
                                                       1999        1998
                                                      ------      ------
     FINANCIAL POSITION
     Current assets                                   $  772      $  883
     Current liabilities                                 563         483
                                                      ------      ------
     Working capital                                     209         400
     Property, plant and equipment - net                 695         714
     Other assets (liabilities)    - net                 185         (67)
                                                      ------      ------
                                                       1,089       1,047

     Debt not maturing within one year                     2           2
                                                      ------      ------
     Net assets                                       $1,087      $1,045
                                                      ------      ------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          RESULTS OF OPERATIONS

                                                  FIRST             FOURTH
          Highlights (US$ millions,              QUARTER           QUARTER
          except per share amounts)           --------------       -------
                                              1999      1998          1998
                                              ----      ----          ----

          Sales and operating revenues       1,822     1,953         1,900

          Net income                            38       117            89
          Net income per common share         0.16      0.50          0.38

The Company reports first quarter consolidated net income of US$38 million compared to $117 million in the corresponding quarter of 1998 and $89 million in the fourth quarter. After preference share dividends, net income per common share for the quarter is 16 cents compared to 50 cents a year earlier and 38 cents in the last quarter of 1998.

Despite the Company's profit improvement initiatives, earnings in the quarter were impacted by an 18% decline in the average price of aluminum on the London Metal Exchange compared to a year earlier. Results were also adversely affected by the severe economic downturn and currency devaluation in Brazil, which resulted in a loss for the quarter of $9 million from South American operations compared to a profit of $5 million a year earlier. In addition, the stronger Canadian dollar led to a revaluation of deferred income tax liabilities, resulting in a non-cash charge of $9 million. The 1998 first quarter included a net after-tax charge of $11 million related to contract losses and restructuring at the Company's former Japanese affiliate.

This was a difficult first quarter with average aluminum prices about $270/tonne lower than a year ago, coupled with the economic crisis in Brazil and weaker conditions in some European markets. Nevertheless, Alcan continues to improve the underlying profitability of its business and has recently announced an aggressive new target to improve earnings by $700 million pre-tax over the next three years.

Despite continued strength in North America, the outlook for growth in aluminum demand remains muted until there are clear signs of recovery in Asia and stabilization in Brazil.

                                                  FIRST QUARTER      FOURTH QUARTER
                                                 ---------------     --------------
Volumes (thousands of tonnes)                     1999      1998          1998
                                                 -----     -----         -----

Shipments
    Ingot products*                               221        202           207
    Fabricated products                           461        436           451
Fabrication of customer-owned metal                66         68            69
                                                 ----       ----           ---
Total volume                                      748        706           727
                                                 ----       ----           ---

Ingot product realizations (US$ per tonne)       1,385     1,670         1,493
Fabricated product realizations (US$ per tonne)  2,702     3,010         2,882

*Includes primary and secondary ingot and scrap

Sales and operating revenues for the first quarter of 1999 were adversely affected by lower metal prices, offset in part by higher sales volumes.

Total fabricated product volumes, which include products fabricated from customer-owned metal, were 527 thousand tonnes (kt) in the first quarter, some 5% higher than a year earlier and slightly ahead of the fourth quarter of 1998.

Price realizations for fabricated products were $180/tonne down from the fourth quarter and some $300/tonne below the year-ago level. As well as lower metal prices, the change from the fourth quarter reflects a weakening during the quarter of European currencies against the U.S. dollar.

OPERATING SEGMENT REVIEW

The Company reports selected information by major product sector, viewed on a stand-alone basis. Transactions between product sectors are conducted on an arm's length basis and reflect market-related prices. Thus, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from fabricated product businesses represents only the fabricating profit on rolled products and downstream businesses.

                                               FIRST QUARTER         FOURTH QUARTER
                                              ---------------        --------------
     (US$ millions)                           1999       1998            1998
                                              ----       ----            ----
     Operating income
          Primary metal group                   47        169              78
          Global fabrication group              61         76              61
          Intersector and other items           24         19              30
                                              ----       ----            ----
                                               132        264             169

     Equity loss                                (2)       (16)              -
     Corporate offices                         (36)       (30)            (41)
     Interest                                  (22)       (23)            (27)
     Income taxes                              (34)       (78)            (12)
                                              ----       ----            ----
     Net income                                 38        117              89
                                              ====       ====            ====

Operating profits from the primary metal group declined from both the year earlier and the fourth quarter of 1998 due primarily to lower aluminum prices. The average LME 3-month price was $89/tonne below the fourth quarter level and $273 lower than the first quarter of 1998. This was offset in part by lower conversion costs for both primary metal and alumina.

For the global fabrication group, operating profits were unchanged from the fourth quarter but $15 million below a year ago. In North America, volumes and margins continue to show year-over-year improvement, although margins were below the fourth quarter level. Europe recovered from the fourth quarter, which had been affected by weak shipments at the end of the year, but profits remain below those of the first quarter 1998 reflecting generally weaker demand for rolled products. In South America, shipments and profits were sharply lower due to the recession in Brazil. Improved results from Asia compared to a year ago reflect the inclusion of Indian Aluminium Company, Limited which has been majority-owned since July 1998.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. In 1998 and the first quarter of 1999 previously deferred profits on intersector sales were realized as ingot prices decreased. Also included in this category is interest earned on surplus cash.

The loss from equity-accounted companies in the quarter arose as a result of the currency devaluation in Brazil. For the previous year equity losses related to a former affiliate in Japan.

Income taxes for the quarter include a charge of $9 million relating to the currency revaluation of the deferred income tax liability that results from the stronger Canadian dollar. This compares to a gain of $11 million in the fourth quarter of 1998.

Geographic Review

                                                                     FOURTH
                                                FIRST QUARTER        QUARTER
                                               ---------------       -------
Net income (Loss) (US$ millions)                1999       1998        1998
                                                ----       ----        ----
Canada                                          (27)        47           7
United States                                    34         31          31
South America                                    (9)         5           7
Europe                                            8         24        (121)*
Asia and Pacific                                 16         (6)        145 **
Other (including eliminations)                   16         16          20
                                                ---         --        ----
                                                 38        117          89
                                                ===        ===        ====

[FN]
*  Includes write-down of Aughinish alumina refinery of $120 million
** Includes gain on sale of shares in a former affiliate of $140 million

In Canada, the decline in net income reflects the impact of lower aluminum prices.

In the United States, net income from operations is ahead of both the previous and year-ago quarters reflecting strong fabricated products results.

Operating losses in South America in the quarter result from the severe economic recession and currency devaluation in Brazil. Shipments, which were severely curtailed in the immediate aftermath of the currency crisis, are improving.

European operating results improved from the fourth quarter but were weaker than a year ago. The fourth quarter of 1998 also included a non-recurring charge of $120 million to write down the value of the Aughinish Alumina investment.

Earnings in the Asia and Pacific region for the quarter reflect improved operating results. The fourth quarter of 1998 included a non-recurring gain of $140 million on the sale of shares in the Company's former Japanese affiliate.

The profit from "Other" in the quarter includes the recognition of previously deferred profits on inter-regional sales of ingot.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash generated from operating activities during the first quarter of 1999 was $230 million, compared to $12 million in the comparable period of 1998. The lower net income was offset by an improvement in working capital, which was reduced by $39 million in the 1999 period but had increased by $209 million in the prior year.

FINANCING ACTIVITIES

Cash used for financing activities in the first quarter of 1999 was $194 million compared to $103 million in the comparable period of 1998. In the first quarter of the current year, this is due to the expenditure of $219 million to repurchase for cancellation 8.8 million common shares, offset in part by an increase in short-term borrowings of $81 million. Total shares repurchased to date under the current authorization amount to 10,575,000. The 1998 period reflects a reduction in short-term borrowings of $65 million. The debt:equity ratio at March 31, at 25:75, compares to 24:76 at 31 December 1998 and 21:79 a year ago. Total debt at March 31, 1999, was $1,806 million versus $1,436 million at the same date last year.

At the end of the first quarter of 1999, the Company had cash and time deposits of $623 million compared to $385 million a year earlier.

INVESTMENT ACTIVITIES

Capital expenditures during the first quarter of 1999 were $206 million, compared to $130 million a year earlier. Major projects during the quarter were the expansion of the rolling mill at Pindamonhangaba, Brazil, scheduled for start-up later this year, and the Alma, Quebec aluminum smelter, which is due to begin production in the fourth quarter of 2000.

Net proceeds from the disposal of businesses were $191 million, principally the sale of the alumina plant in Aughinish, Ireland.

YEAR 2000 COMPLIANCE

Alcan is addressing the Year 2000 issue through a formal program (the "Project") designed with the assistance of outside consultants. Products made and sold by Alcan do not contain date-sensitive software or electronic components. The Project is therefore focused on evaluation and remediation of systems hardware and related software used in business applications, process controls and instrumentation used in the manufacturing process, and on risks associated with suppliers and other third-parties not being Year 2000 compliant.

Remediation of all critical systems was approximately 95% complete at 31 March 1999. Remediation means an item has been repaired or replaced and has been unit tested or otherwise demonstrated to be compliant. Alcan expects to complete remediation of the remaining critical systems in a timely manner.

Other key Project phases are generally on target with Alcan's milestone dates. Implementation of remediated critical systems, which includes system testing, is approximately 75% complete as of 31 March 1999 and is expected to be completed, with minor exceptions, by the end of the second quarter 1999. All critical systems are being evaluated for full integration testing; however, integration testing will not necessarily be undertaken for all systems.

Alcan is dependent upon a number of third parties including utilities and raw material suppliers. Alternate suppliers are not available in all cases. Alcan operates or controls, through direct ownership or joint ventures, the supply of a majority of its requirements for bauxite and alumina. This enables Alcan to assess and manage risk directly with respect to these key raw materials. Additionally, Alcan generates its own power for its core North American smelter facilities which enables Alcan to deal directly with those power supply risks.

The Project Office has developed and communicated contingency planning policies, guidelines and risk management strategies to the business units and other stakeholders. Each business unit is developing contingency plans related to specifically identified year 2000 risks. The goal of the contingency plans is to minimize any property damage, business interruptions and the associated financial implications. Alcan anticipates completion of contingency plans by the end of the second quarter. Once developed, contingency plans will be tested and refined as additional information becomes available. A risk management and loss prevention engineering company associated with Alcan's insurers is conducting an operations level audit of the contingency plans at smelters, company-owned power generating stations and other major production facilities. These audits are helpful in verifying that contingency plans address property damage exposures related to possible loss of power and other utilities, and failure of automated control equipment. Alcan has established a corporate level Business Continuity Team to identify and assess, based on consolidated information from the business units, Alcan's exposure to Year 2000 business continuity risk at the corporate level.


With respect to quality issues and Project related controls, each business unit has incorporated a quality assurance component into its year 2000 activities. In addition, the Company's internal auditors verify that business units have followed the mandatory Year 2000 Project requirements. The internal audit department conducted 72 verification audits in 1998 and there are 56 verification audits planned for 1999.

Alcan believes that the most reasonably likely worst case scenario to result from a Year 2000 failure by Alcan, its suppliers or customers would be a temporary reduction in manufacturing capability at one or more of Alcan's manufacturing or smelter facilities. If a Year 2000 failure disrupted Alcan-owned or third party electrical utilities for more than a few hours then the resulting reasonably likely worst case scenario or impact could be a temporary closure of affected facilities and potential significant damage to production equipment. This would impact deliveries and customer expectations as well as cause costly downtime and equipment repair. Alcan believes that the Project, including related contingency planning, continues to reduce significantly the possibility of material interruptions in normal operations. Nonetheless, third party failures or unexpected failures in Alcan's Year 2000 remediation could result in business interruptions or delays that could have a material adverse effect on Alcan's business and financial condition.

Costs of repair and replacement of systems at Alcan facilities are expensed as incurred and are estimated at US$50 million. Costs from the beginning of the project to 31 March 1999 were US$30 million. Our cost projection does not include costs associated with testing, implementation and contingency planning; however, we do not expect these costs will have a material adverse effect on Alcan's liquidity, results of operation or financial condition or represent a significant increase to the original US$50 million estimate. These projections also do not include any costs of business disruptions from supplier or customer non-performance.

The information contained in this Year 2000 update is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

THE EURO CURRENCY

Aluminum is a commodity traded on the London Metal Exchange ( LME ) in US dollars. The great majority of Alcan's sales are priced based on the LME price and therefore there is currently no deviation in price between countries in Europe. The cost of converting the Company's systems to be Euro-compliant is currently estimated to be $5 million.

CAUTIONARY STATEMENT


     Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No. 99.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule. (Filed herewith.)

               (99) Cautionary statement for purposes of the "Safe Harbor"
                    provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

          (b)  Reports on Form 8-K

               None were filed in the quarter ended March 31, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED



Dated: May 5, 1999                           By:  /s/ Glenn R. Lucas
                                             --------------------------
                                             Glenn R. Lucas
                                             Treasurer
                                             (A Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number                                   Description

(27)      Financial Data Schedule.

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
          (Filed herewith.)
