Form 10-Q
period 1999-06-30
ALCAN ALUMINIUM LTD /NEW
filed 1999-08-06
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes ____ (check)    No ____

At June 30, 1999, the registrant had 217,622,706 shares of common stock (without nominal or par value) outstanding.

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

Periods ended June 30
(IN MILLIONS OF US$,
 EXCEPT PER SHARE AMOUNTS)                Second quarter          Six months
                                         ----------------       ---------------
                                          1999      1998         1999     1998
                                         ------    ------       ------   ------

REVENUES
     Sales and operating revenues        $1,776    $1,986       $3,598   $3,939
     Other income (note 5)                   59        19           78       37
                                         ------    ------       ------   ------
                                          1,835     2,005        3,676    3,976
                                         ------    ------       ------   ------

COSTS AND EXPENSES
     Cost of sales and operating          1,396     1,549        2,864    3,046
       expenses
     Depreciation                           117       113          235      223
     Selling, administrative and
       general expenses                      97       113          206      217
     Research and development expenses       16        17           32       34
     Interest                                22        21           44       44
     Other expenses (note 7)                 45         8           77       18
                                         ------    ------       ------   ------
                                          1,693     1,821        3,458    3,582
                                         ------    ------       ------   ------

     Income before income taxes
       and other items                      142       184          218      394
     Income taxes (note 2)                   69        76          103      154
                                         ------    ------       ------   ------

     Income before other items               73       108          115      240
     Equity income (loss)                     1       (23)          (1)     (39)
     Minority interests                      (3)       (1)           5        2
                                         ------    ------       ------   ------

     NET INCOME                          $   71    $   86       $  109   $  203
     Dividends on preference shares           1         2            4        5
                                         ------    ------       ------   ------

     NET INCOME ATTRIBUTABLE
       TO COMMON SHAREHOLDERS            $   70    $   84       $  105   $  198
                                         ------    ------       ------   ------

                            ALCAN ALUMINIUM LIMITED

(unaudited)

Periods ended June 30
(IN MILLIONS OF US$,
 EXCEPT PER SHARE AMOUNTS)              Second quarter           Six months
                                      1999         1998       1999       1998
                                    ------       ------     ------     ------
NET INCOME PER COMMON
  SHARE (NOTE 3)                     $0.32        $0.37      $0.48      $0.87
                                    ------       ------     ------     ------

DIVIDENDS PER COMMON SHARE           $0.15        $0.15      $0.30      $0.30
                                    ------       ------     ------     ------

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

Six months ended June 30
(in millions of US$)                                         1999       1998
                                                            ------     ------

RETAINED EARNINGS - BEGINNING OF PERIOD                     $4,078     $3,556

Net income                                                     109        203
Amount related to common shares
  purchased for cancellation                                   171          -
Dividends - Common                                              66         68
          - Preference                                           4          5
                                                            ------     ------

RETAINED EARNINGS - END OF PERIOD                           $3,946     $3,992
                                                            ------     ------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 1999)


(IN MILLIONS OF US$)                         JUNE 30     DECEMBER 31
                                                1999            1998
                                             -------     -----------
ASSETS

CURRENT ASSETS

     Cash and time deposits                  $   616         $   615
     Receivables                               1,461           1,401

     Inventories - Aluminum                      700             826
                 - Raw materials                 281             345
                 - Other supplies                213             242
                                             -------         -------
                                               1,194           1,413
                                             -------         -------
TOTAL CURRENT ASSETS                           3,271           3,429
                                             -------         -------
Deferred charges and other assets                481             517
Investments                                       42              58
Property, plant and equipment (note 5)
     Cost (excluding Construction
        Work in progress)                     11,099          11,758
     Construction work in progress             1,064             911
     Accumulated depreciation                  6,369           6,772
                                             -------         -------
                                               5,794           5,897
                                             -------         -------
TOTAL ASSETS                                 $ 9,588         $ 9,901
                                             -------         -------

                            ALCAN ALUMINIUM LIMITED

(unaudited for 1999)

(IN MILLIONS OF US$,                                  JUNE 30      DECEMBER 31
 EXCEPT PER COMMON SHARE AMOUNTS)                        1999             1998
                                                      -------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Payables                                          $1,130           $1,104
     Short-term borrowings                                 85               86
     Income and other taxes                                57               28
     Debt maturing within one year (note 6)               282              166
                                                       ------           ------
                                                        1,554            1,384
                                                       ------           ------
Debt not maturing within one year                       1,318            1,537
Deferred credits and other liabilities                    589              604
Deferred income taxes                                     768              747
Minority interests                                        111              110

SHAREHOLDERS' EQUITY
     Redeemable non-retractable
        preference shares                                 160              160
     Common shareholders' equity
        Common shares                                   1,213            1,251
        Retained earnings                               3,946            4,078
        Deferred translation adjustments                  (71)              30
                                                       ------           ------
                                                        5,088            5,359
                                                       ------           ------

Total shareholders' equity                              5,248            5,519
                                                       ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $9,588           $9,901
                                                       ------           ------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE           $23.38           $23.71
                                                       ------           ------
RATIO OF TOTAL BORROWINGS TO EQUITY                     24:76            24:76
                                                       ------           ------

                            ALCAN ALUMINIUM LIMITED


INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six months ended June 30
(IN MILLIONS OF US$)                            1999        1998
                                               -----       -----

OPERATING ACTIVITIES
     Net income                                $ 109       $ 203

     Adjustments to determine cash
       from operating activities:
          Depreciation                           235         223
          Deferred income taxes                   41          33
          Equity loss - net of dividends           2          44
          Change in operating working capital     95        (183)
          Change in deferred charges,
            other assets, deferred credits
            and other liabilities - net           60         (42)
          Gain on sales of businesses - net      (42)         (1)
          Other - net                             16           3
                                               -----       -----
CASH FROM OPERATING ACTIVITIES                   516         280
                                               -----       -----
FINANCING ACTIVITIES
     New debt                                      3           8
     Debt repayments                             (57)        (14)
                                               -----       -----
                                                 (54)         (6)

     Short-term borrowings - net                   8         (38)
     Common shares purchased for cancellation   (219)         --
     Common shares issued                         10           5
     Redemption of preference shares              --         (43)
     Dividends - Alcan shareholders
       (including preference)                    (70)        (73)
               - Minority interests               (3)         (1)
                                                -----       -----
CASH USED FOR FINANCING ACTIVITIES              (328)       (156)
                                                -----       -----

                            ALCAN ALUMINIUM LIMITED

(unaudited)


Six months ended June 30
(IN MILLIONS OF US$)                                       1999        1998
                                                          ------      ------
INVESTMENT ACTIVITIES
     Property, plant and equipment                         (478)       (292)
     Investments                                             --          (2)
     Net proceeds from disposal of
       businesses and other assets                          302           2
                                                         ------       ------

CASH USED FOR INVESTMENT ACTIVITIES                        (176)       (292)

Effect of exchange rate changes
  on cash and time deposits                                  (9)         (1)
                                                         ------       ------

INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                 3        (169)
Cash of companies consolidated (deconsolidated)              (2)          1
Cash and time deposits - beginning of period                615         608
                                                         ------       ------
Cash and time deposits - end of period                    $ 616       $ 440
                                                         ------       ------

                                       7

                            ALCAN ALUMINIUM LIMITED


INFORMATION BY OPERATING SEGMENT *
(unaudited)

Periods ended June 30
(IN MILLIONS OF US$)

                                  SALES AND OPERATING REVENUES                 OPERATING INCOME
                             --------------------------------------            ----------------
                                        Second Quarter                          Second Quarter
                                        --------------                         ----------------
                             Intersector              Third parties
                             -----------              -------------
                           1999         1998          1999         1998          1999        1998
                          -----        -----        ------       ------         -----        ----
Primary metal group       $ 317        $ 360        $  381       $  451         $  31        $100
Global fabrication
  group                      --           --         1,393        1,533            77          70
Intersegment and
  other items              (317)        (360)            2            2            61          45
                          -----        -----        ------       ------          ----        ----
                          $  --        $  --        $1,776       $1,986          $169        $215
                          -----        -----        ------       ------          ----        ----

Reconciliation to net income
     Equity income (loss)                                                           1         (23)
     Corporate offices                                                             (8)         (9)
     Interest                                                                     (22)        (21)
     Income taxes                                                                 (69)        (76)
                                                                                 ----        ----
     NET INCOME                                                                  $ 71        $ 86

                                SALES AND OPERATING REVENUES                    OPERATING INCOME
                             --------------------------------------             ----------------
                                          Six months                               Six months
                                          ----------                               ----------
                             Intersector              Third parties
                             -----------              -------------
                           1999        1998          1999         1998           1999        1998
                          -----       -----        ------        -----          -----       -----

Primary metal group       $ 630       $ 733        $  790        $ 941          $  65       $ 256
Global fabrication
  group                      --          --         2,803        2,993            122         128
Intersegment and
  other items              (630)       (733)            5            5             90          74
                          -----       -----        ------       ------          -----       -----
                          $  --       $  --        $3,598       $3,939          $ 277       $ 458
                          -----       -----        ------       ------          -----       -----

Reconciliation to net income
     Equity income (loss)                                                          (1)        (39)
     Corporate offices                                                            (20)        (18)
     Interest                                                                     (44)        (44)
     Income taxes                                                                (103)       (154)
                                                                                -----       -----
     NET INCOME                                                                 $ 109       $ 203
                                                                                -----       -----


[FN]
* In March 1999, the Company announced the creation of two global operating segments, the Primary metal group and the Global fabrication group. Corporate office and certain other costs have been allocated to the respective operating segments. Comparative information for 1998 has been restated to conform to the new corporate structure.

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

                 (IN MILLIONS OF US$, EXCEPT PER SHARE AMOUNTS)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

     RECONCILIATION OF CANADIAN AND U.S. GAAP

                                           1999                      1998
                                           ----                      ----
                                      AS         U.S.         AS         U.S.
                                   REPORTED      GAAP      REPORTED      GAAP
                                   --------      ----      --------      ----
     Net income

     First quarter                  $   38      $   38      $  117     $  117
     Second quarter                     71          67          86         94
                                    ------      ------      ------     ------
     Six months                     $  109      $  105      $  203     $  211
                                    ------      ------      ------     ------
     Net income attributable
       to common shareholders       $  105      $  101      $  198     $  206
                                    ------      ------      ------     ------
     Net income per common share
       (basic and diluted)          $ 0.48      $ 0.46      $ 0.87     $ 0.91
                                    ------      ------      ------     ------

                                           1999                      1998
                                           ----                      ----
                                      AS           U.S.         AS            U.S.
                                   REPORTED        GAAP      REPORTED         GAAP
                                   --------        ----      --------         ----
     Comprehensive income *
          First quarter                 n/a       $  (28)        n/a        $  111
          Second quarter                n/a       $   60         n/a        $   54
                                     ------       ------      ------        ------
          Six months                    n/a       $   32         n/a        $  165
                                     ------       ------      ------        ------
     Retained earnings
               - June 30             $3,946       $3,993      $3,992        $4,033
                                     ------       ------      ------        ------
     Deferred translation
       adjustments - June 30         $  (71)      $ (125)     $   (3)       $  (43)
                                     ------       ------      ------        ------

[FN]
     * U.S. GAAP requires the disclosure of comprehensive income which, for the Company, is Net income under U.S. GAAP plus the movement in Deferred translation adjustments under U.S. GAAP plus the unrealized gain or loss for the period on "available for sale" securities. The concept of comprehensive income does not exist under Canadian GAAP.

2.   INCOME TAXES

                                        Second quarter              Six months
                                      ------------------       -------------------
                                       1999         1998        1999          1998
                                      -----        -----       -----         -----
     Current                          $  25        $  58       $  62         $ 121
     Deferred                            44           18          41            33
                                      -----        -----       -----         -----
                                      $  69        $  76       $ 103         $ 154
                                      -----        -----       -----         -----

     The composite of the applicable statutory corporate income tax rates in Canada is 40.4%.

     The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to the currency revaluation of deferred income taxes, partially offset by exchange and reduced rate or tax-exempt items.

     In 1998, the difference is attributable to investment and other allowances, partially offset by exchange.

3.   NET INCOME PER COMMON SHARE


     Net income per common share is based on the average number of shares outstanding during the period (second quarter 1999: 217.5 million;
     1998: 227.5 million; six months 1999: 220.1 million; 1998: 227.5 million).
     As at June 30 1999, there were 217,622,706 common shares outstanding.


4.   SUPPLEMENTARY INFORMATION


     STATEMENT OF CASH FLOWS


                                    Second quarter         Six months
                                    ---------------     ----------------
                                    1999       1998      1999       1998
                                    ----       ----      ----       ----
     Interest paid                  $ 35       $ 21      $ 68      $  49
     Income taxes paid              $ 81       $ 96      $ 83      $ 185
                                    ----       ----      ----      -----


     SUMMARIZED FINANCIAL INFORMATION


     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.


                                    Second quarter         Six months
                                    ---------------     ----------------
                                    1999       1998      1999       1998
                                    ----       ----      ----       ----

     RESULTS OF OPERATIONS
     Revenues                       $949       $996    $1,824      $1,908
     Costs and expenses              872        912     1,680       1,759
                                    ----       ----    ------      ------
     Income before incomes taxes      77         84       144         149
     Income taxes                     20         33        45          59
                                    ----       ----    ------      ------
     Net income                     $ 57       $ 51    $   99      $   90
                                    ----       ----    ------      ------

                                                 JUNE 30      December 31
                                                  1999           1998
                                                 -------      -----------
     FINANCIAL POSITION
     Current assets                               $  749        $  883
     Current liabilities                             489           483
                                                  ------        ------

     Working capital                                 260           400
     Property, plant and equipment - net             686           714
     Other liabilities - net                         200           (67)
                                                  ------        ------
                                                   1,146         1,047
     Debt not maturing within one year                 2             2
                                                  ------        ------
     Net assets                                   $1,144        $1,045
                                                  ------        ------

     In the above figures, inventories have been valued principally by the last-in, first-out (LIFO) method. In the Company's consolidated financial statements, the average cost method is used.


5.   SALE OF BUSINESSES


     During the first quarter of 1999, the Company completed the sale of the Aughinish alumina refinery. The net book value of the assets sold had been written down to net realizable value in the fourth quarter of 1998 in anticipation of completion of the sale in 1999.


     During the second quarter of 1999, the Company completed the sale of its piston operations in Germany. The gain on the sale of $46 ($26 after tax) is included in Other income.


6.   REDEMPTION OF DEBT


     On July 15, 1999, the Company redeemed $132 principal amount of its 9-5/8% $150 debentures due in 2019. The redemption was at a price of 104.64%.


7.   REORGANIZATION COSTS


     In 1999, the Company announced a new organization to better enable it to meet the financial objectives contained in its "Full Business Potential" program. This reorganization included the implementation, in the second quarter, of a number of early retirement and severance programs resulting in a reduction of the Company's workforce. As a result of this reorganization and other restructuring programs, the Company has incurred costs of $31 ($20 after tax) which are included in Other expenses, most of which will be paid in 1999 and 2000.


8.   SUBSEQUENT EVENT


     In July 1999, the Company completed the sale of a subsidiary in France. The gain from the sale will be included in the Company's third quarter results.


9.   PRIOR PERIOD AMOUNTS


     Certain prior period amounts have been reclassified to conform with the second quarter 1999 presentation.


In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        RESULTS OF OPERATIONS

                                             SECOND           SIX         FIRST
          Highlights (US$ millions,          QUARTER         MONTHS      QUARTER
          except per share amounts)        -----------    -------------  -------
                                           1999   1998     1999    1998     1999
                                           ----   ----     ----    ----     ----

          Sales and operating revenues    1,776  1,986    3,598   3,939    1,822

          Net income                         71     86      109     203       38
          Net income per common share      0.32   0.37     0.48    0.87     0.16


The Company reports second quarter consolidated net income of $71 million compared to $38 million in the previous quarter and $86 million in the second quarter of 1998. After preference share dividends, net income per common share for the quarter is 32 cents compared to 16 cents in the first quarter and 37 cents a year earlier.

The results for the quarter include a net non-operating after-tax gain of $6 million or 3 cents per share. This comprises a gain on the sale of the Company's piston operations in Germany of $26 million (12 cents per share), offset in part by restructuring costs of $20 million (9 cents per share) relating to the Company's Full Business Potential program. The prior year quarter included restructuring charges in Japan of $16 million or 7 cents per share.


Earnings showed a strong recovery from the disappointing first quarter with higher metal prices, improved business conditions in Brazil and record fabricated products shipments. Alcan continues to focus on growing earnings from its core businesses as evidenced this quarter by the agreement to acquire rolling assets in South Korea, the sale of a pistons business in Germany and the streamlining of corporate offices. Provided the recent recovery in aluminum prices is sustained, the prospect is for continuing earnings improvement with increased fabricated product prices as well as improvements generated by the Full Business Potential program.


                                             SECOND             SIX       FIRST
                                             QUARTER           MONTHS    QUARTER
                                           -----------      -----------  -------
     Volumes (thousands of tonnes)         1999   1998      1999   1998     1999
                                           ----   ----      ----   ----     ----

     Shipments
          Ingot products*                   209    207       430    409      221
          Fabricated products               488    469       949    905      461
     Fabrication of customer-owned metal     81     72       147    140       66
                                          -----  -----     -----  -----    -----
     Total volume                           778    748     1,526  1,454      748
                                          =====  =====     =====  =====    =====

     Ingot product realizations
       (US$ per tonne)                    1,451  1,591     1,417  1,630    1,385
     Fabricated product realizations
       (US$ per tonne)                    2,520  2,930     2,608  2,969    2,702

[FN]

*     Includes primary and secondary ingot and scrap

Despite higher sales volumes, sales and operating revenues for the second quarter were lower than both the first quarter and the year earlier quarter reflecting lower average fabricated product selling prices.

Total fabricated product volumes, which include products fabricated from customer-owned metal, reached a record level of 569 thousand tonnes (kt) in the second quarter, compared to 541 kt in the corresponding quarter of 1998, and 527 kt in the first quarter of 1999.

Average ingot product realizations of $1,451/tonne rose from the first quarter level due to the improving price on the London Metal Exchange (LME) but remain $140/tonne below a year ago.

Fabricated product realizations declined from the first quarter level reflecting the effect of divestments and lower exchange rates, principally in Europe. The decline compared to a year ago reflected these factors as well as the decline in underlying metal prices and the time lag in pricing of certain can sheet contracts.

During the quarter the Company took various steps in the implementation of its Full Business Potential program. These included a restructuring of head offices, changes in power operations in Kemano, British Columbia and continuing integration of European fabricating operations along product streams. Although reported figures for the first six months indicate a modest improvement in profitability, the gains from these actions will be realized in the future.

OPERATING SEGMENT REVIEW

The Company reports selected information by major operating segment viewed on a stand-alone basis. Transactions between operating segments product sectors are conducted on an arm's length basis and reflect market-related prices. Thus, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from fabricated product businesses represents only the fabricating profit on rolled products and downstream businesses.


                                            SECOND                SIX            FIRST
                                           QUARTER               MONTHS         QUARTER
                                       ---------------       ---------------    -------

     (US$ millions)                    1999       1998       1999       1998       1999
                                       ----       ----       ----       ----       ----

     Operating income
          Primary metal group*          31        100         65        256         34
          Global fabrication group*     77         70        122        128         45
          Intersector and other items   61         45         90         74         29
                                      ----       ----       ----       ----       ----
                                       169        215        277        458        108

     Equity income (loss)                1        (23)        (1)       (39)        (2)
     Corporate head office*             (8)        (9)       (20)       (18)       (12)
     Interest                          (22)       (21)       (44)       (44)       (22)
     Income taxes                      (69)       (76)      (103)      (154)       (34)
                                      ----       ----       ----       ----     ------
     Net income                         71         86        109        203         38
                                      ====       ====       ====       ====     ======


[FN]
     * Corporate office and certain other costs in prior periods have been allocated to the respective operating segments in line with the new organization.


Income for the primary metal group includes a pre-tax charge of $21 million relating to employee reductions and closure costs arising from the re-organization initiated during the quarter. The underlying improvement in operating earnings reflects higher metal prices.

In the global fabrication group, operating profits were ahead of both the first quarter and a year ago. In North America, sales volume increased 7% over the first quarter and 4% over the year-ago quarter, but changes in product mix resulted in earnings ahead of the first quarter and in line with a year earlier. European shipments showed a further improvement in the second quarter but remain below the year-ago quarter. Earnings from European operations, though improved over the first quarter, fell short of the 1998 level, reflecting lower profit margins. In South America, there has been a solid recovery from the economic crisis in Brazil with shipments back to normal levels and a return to profitability. Asia continues to show improved earnings.

"Intersector and other items" includes a pre-tax gain of $46 million on the sale of the Company's pistons business in Germany and $10 million of restructuring costs at the corporate head office. Also included in this category is interest income and the realization or deferral of profits on intersector sales of metal.

Income taxes for the quarter include a non-cash charge of $12 million relating to the currency revaluation of the deferred income tax liability that results from the stronger Canadian dollar. This compares to $9 million in the first quarter of 1999. There was no impact on the prior year quarter.

GEOGRAPHIC REVIEW

                                                                                        FIRST
                                            SECOND QUARTER         SIX MONTHS          QUARTER
                                           ---------------       ---------------       -------
     Net income (Loss) (US$ millions)      1999       1998       1999       1998         1999
                                           ----       ----       ----       ----         ----
          Canada                           (14)        34        (41)        81          (27)
          United States                     40         41         74         72           34
          South America                      8          1         (1)         6           (9)
          Europe                            23          5         31         29            8
          Asia and Pacific                   8        (17)        24        (23)          16
          Other (including eliminations)     6         22         22         38           16
                                          ----       ----       ----       ----         ----
          Net income                        71         86        109        203           38
                                          ====       ====       ====       ====         ====


In Canada, net income includes a charge of $20 million after tax in respect of restructuring costs. Excluding this, the improvement over the first quarter reflects higher primary metal prices.

In the United States, the improved results reflect strong fabricated product earnings and an improvement in the primary metal price.

Operating results in South America improved substantially as the business recovered from the effects of the financial crisis in Brazil. Following the devaluation Brazilian operations are benefiting from lower costs.

European results for the quarter include a gain of $26 million after tax on the sale of the piston operations in Germany, partly offset by seasonally lower power sales in the U.K.

Results in the Asia and Pacific region for the quarter reflect lower alumina prices. The prior year period included rationalization costs in Japan.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash from operating activities during the first half of 1999 was $516 million compared to $280 million in the comparable period of 1998. The lower net income in the first six months of 1999 compared to the same period in 1998 was offset by an improvement in working capital which was reduced by $95 million during the period. In the first six months of 1998 working capital had risen by $183 million.

FINANCING ACTIVITIES

Cash used for financing activities in the first half of 1999 was $328 million compared to $156 million in the same period of 1998. In the first quarter of this year, the Company purchased for cancellation 8.8 million common shares for $219 million. During the first half of this year debt was reduced by $57 million. The debt:equity ratio at June 30 was 24:76, compared to 25:75 at March 31, 1999 and 21:79 a year ago.

At the end of the second quarter of 1999 the Company had cash and time deposits of $616 million compared to $440 million a year earlier. On July 15, 1999 the Company redeemed $132 million principal of its 9 5/8% $150 million debentures due 2019. The redemption was at a price of 104.64%. The loss on redemption will be recorded in the third quarter results.

INVESTMENT ACTIVITIES

Capital expenditures during the first half of 1999 were $478 million compared to $292 million a year earlier. Major projects during the six month period were the expansion of the rolling mill at Pindamonhangaba, Brazil and the construction of the Alma, Quebec aluminum smelter.

Net proceeds from the disposal of businesses were $302 million. In the first quarter of 1999, the Company completed the sale of the Aughinish alumina refinery. During the second quarter of this year the Company completed the sale of its piston operations in Germany and, in July, completed the sale of its building systems business in France.

FINANCIAL INSTRUMENTS - CURRENCY HEDGING FOR ALMA SMELTER

Through a combination of option contracts and forward exchange contracts totaling $924 million at June 30,1999, and maturing over various periods in 1999 and 2000, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

The present hedging position for the Alma project will ensure that the Company will pay, on average, no more than $0.72 for Can$1.00, and will be able to benefit, in part, from any future reductions in the value of the Canadian dollar.

Any gains or losses from these hedging activities, and related costs, will be included in the capital cost of the new smelter.

YEAR 2000 COMPLIANCE

Alcan is addressing the Year 2000 issue through a formal program (the "Project") designed and implemented with the assistance of outside consultants. Products made and sold by Alcan do not contain date-sensitive software or electronic components. The Project is therefore focused on evaluation and remediation of systems hardware and related software used in business applications, process controls and instrumentation used in the manufacturing process, and on risks associated with suppliers and other third-parties not being Year 2000 compliant.

Remediation of all critical systems was approximately 99% complete at 30 June 1999. Remediation means an item has been repaired or replaced and has been unit tested or otherwise demonstrated to be compliant. Implementation of remediated critical systems was approximately 96% complete by 30 June 1999, the target date in accordance with the Alcan Project for implementation. Implementation involves putting back into normal operation a remediated system or component and ensuring that all related supporting infrastructure is in place. Alcan expects to complete implementation of its remaining remediated critical systems in a timely manner.

Alcan has surveyed key third party suppliers to address Year 2000 readiness and to provide it with information for contingency planning. With respect to third parties, Alcan is dependent upon a number of third parties including utilities and raw material suppliers. Alternate suppliers are not available in all cases. Alcan operates or controls, through direct ownership or joint ventures, the supply of a majority of its requirements for bauxite and alumina. This enables Alcan to assess and manage risk directly with respect to these key raw materials. Special attention is given to electricity suppliers since Alcan's smelting and fabricating businesses rely heavily on electricity to process materials. An interruption of more than a few hours in electricity supplies could have serious consequences for Alcan's smelters. Alcan generates its own power for approximately 75% of its smelter capacity requirements which enables Alcan to deal directly with those power supply risks. The remainder comes generally from major utilities linked to national grid systems. These major utilities have reported that they have appropriate year 2000 programs underway to limit the likelihood of year 2000 related disruptions.

Contingency planning by each business unit, including corporate functions, was substantially complete by the end of June 1999. These contingency plans relate to specifically identified year 2000 risks where contingency planning can be expected to have a material impact on the seriousness of failure. The process of identifying such risks included the use of various criteria such as probability of failure and cost benefit considerations. Generally the contingency plans are tailored to the individual situation of the business unit or corporate function. In addition to existing disaster recovery and emergency response plans designed to address disruptive situations, contingency plans may include accelerating raw material delivery schedules for critical inputs, increasing finished goods inventory levels, securing alternative sources of supply, adopting workaround procedures, adjusting facility shutdown and start-up schedules, increasing standby labor requirements at the millennium, providing back-up processing capabilities for critical equipment or processes and other appropriate measures. The goal of contingency planning is to minimize the risk and impact of Year 2000 business interruptions including the impact of such disruptions from a financial, environmental, property damage and employee perspective. Such contingency planning takes into account both Alcan's internal failures and the failure of third parties affecting Alcan relating to Year
2000 readiness. Contingency plans will be tested and refined as additional information concerning Alcan's year 2000 exposure and opportunities become available throughout the balance of 1999 and will be implemented and tested where practical throughout 1999.

A risk management and loss prevention engineering company associated with Alcan's insurers conducted an operations level audit of the contingency plans at smelters, company-owned power generating stations and other major production facilities. These audits were helpful in verifying that contingency plans addressed property damage exposures related to possible loss of power and other utilities, and the property damage impact of the failure of automated control equipment. Alcan also has a corporate level Business Continuity Team that will continue, throughout the balance of 1999, to identify and assess, based on consolidated information from the business units, Alcan's exposure to Year 2000 business continuity risk at the corporate level and recommend mitigation strategies.

Each business unit has incorporated a quality assurance component into its year 2000 activities and has participated in audits by customers and other third parties. In addition, the Company's internal auditors verify that business units have followed the mandatory Year 2000 Project requirements. The internal audit department conducted 72 verification audits in 1998. There are approximately
80 verification audits planned for 1999, of which 49 have been performed as of 30 June 1999.

Based on current information, Alcan believes that the most reasonably likely worst case scenario to result from a Year 2000 failure by Alcan, its suppliers or customers would be a temporary reduction in manufacturing capability at one or more of Alcan's manufacturing or smelter facilities. Electrical supply is considered to be the area of most acute risk to Alcan's smelting capabilities. If a Year 2000 failure disrupted Alcan-owned or third party electrical utilities for more than a few hours then the resulting reasonably likely worst case scenario or impact could be a temporary closure of affected facilities and potential significant damage to production equipment. This could impact deliveries and customer expectations as well as cause costly downtime and equipment repair. Alcan believes that the Project, including related contingency planning, continues to reduce significantly the possibility of material interruptions in normal operations. Nonetheless, third party failures or unexpected failures in Alcan's Year 2000 Project could result in business interruptions or delays that could have a material adverse effect on Alcan's business and financial condition. Suppliers and customers will generally not provide any guarantee that they will be Year 2000 compliant.

Costs of repair and replacement of systems at Alcan facilities are expensed as incurred and are now estimated at less than US$50 million. Costs from the beginning of the project to 30 June 1999 were US$37 million. Our cost projection does not include costs associated with contingency planning; however, we do not expect these costs will have a material adverse effect on Alcan's liquidity, results of operation or financial condition or represent a significant increase to the original US$50 million estimate. These projections also do not include any costs associated with business disruptions involving supplier or customer non-performance. Information received to date from customers indicates that they do not expect the Year 2000 will create a major disruption in their business and purchases of product from Alcan.

The information contained in this Year 2000 update is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

THE EURO CURRENCY

Aluminum is a commodity traded on the London Metal Exchange (LME) in US dollars. The great majority of Alcan's sales are priced based on the LME price and therefore there is currently no deviation in price between countries in Europe. The cost of converting the Company's systems to be Euro-compliant is currently estimated to be $5 million.

CAUTIONARY STATEMENT

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with "Cautionary Statements for Purposes of the Safe Harbour Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No. 99.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule. (Filed herewith.)

               (99) Cautionary statement for purposes of the "Safe Harbor"
                    provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

          (b)  Reports on Form 8-K

               The Company has filed a report on Form 8-K dated 22 April 1999 during the quarter ending 30 June 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED


Dated: August 6, 1999                       By:  /s/ Glenn R. Lucas
                                             --------------------------
                                            (A Duly Authorized Officer)

                                 EXHIBIT INDEX



Exhibit
Number                         Description
(27)     Financial Data Schedule.


(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)
