Form 10-Q
period 1999-09-30
ALCAN ALUMINIUM LTD /NEW
filed 1999-11-15
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes __X__     No ____


At September 30, 1999, the registrant had 217,829,003 shares of common stock (without nominal or par value) outstanding.

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

Periods ended September 30
(in millions of US$,
except per share amounts)                Third quarter            Nine months
                                  ---------------------------   ---------------
                                      1999           1998        1999     1998
                                  -------------   -----------   ------   ------
REVENUES
  Sales and operating revenues        $1,820       $1,950       $5,418   $5,889
  Other income (note 5)                   64           10          142       47
                                      ------       ------       ------   ------
                                       1,884        1,960        5,560    5,936
                                      ------       ------       ------   ------

COSTS AND EXPENSES
  Cost of sales and operating
   expenses                            1,390        1,514        4,254    4,560
  Depreciation                           116          116          351      339
  Selling, administrative and
    general expenses                      82          108          288      325
  Research and development
    expenses                              17           17           49       51
  Interest (note 8)                       16           21           60       65
  Other expenses (notes 6 & 7)            31           23          108       41

                                      ------       ------       ------   ------
                                       1,652        1,799        5,110    5,381
                                      ------       ------       ------   ------

Income before income taxes
  and other items                        232          161          450      555
Income taxes (note 2)                     71           44          174      198
                                      ------       ------       ------   ------

Income before other items                161          117          276      357
Equity income (loss)                       -           (9)          (1)     (48)
Minority interests                        (3)          (1)          (8)       1
                                      ------       ------       ------   ------

NET INCOME                            $  158       $  107       $  267   $  310
Dividends on preference shares             3            3            7        8
                                      ------       ------       ------   ------

NET INCOME ATTRIBUTABLE
  TO COMMON SHAREHOLDERS              $  155       $  104       $  260   $  302
                                      ------       ------       ------   ------

                            ALCAN ALUMINIUM LIMITED

(unaudited)

Periods ended September 30
(in millions of US$,
 except per share amounts)             Third quarter            Nine months
                                     1999         1998       1999       1998
                                    -----        -----      -----      -----
NET INCOME PER COMMON
  SHARE (NOTE 3)                    $0.71        $0.46      $1.19      $1.33
                                    -----        -----      -----      -----

DIVIDENDS PER COMMON SHARE          $0.15        $0.15      $0.45      $0.45
                                    -----        -----      -----      -----

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

Nine months ended September 30
(in millions of US$)                                       1999        1998
                                                          ------      ------

RETAINED EARNINGS - BEGINNING OF PERIOD                   $4,078      $3,862

Net income                                                   267         310
Amount related to common shares
  purchased for cancellation                                 171           -
Dividends - Common                                            99         102
          - Preference                                         7           8
                                                          ------      ------

RETAINED EARNINGS - END OF PERIOD                         $4,068      $4,062
                                                          ------      ------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 1999)

(in millions of US$)                               September 30      December 31
                                                       1999             1998
                                                   ------------      -----------
ASSETS

CURRENT ASSETS
  Cash and time deposits                                $   440          $   615
  Receivables                                             1,384            1,401

  Inventories
    Aluminum                                                704              826
    Raw materials                                           297              345
    Other supplies                                          207              242
                                                        -------          -------
                                                          1,208            1,413
                                                        -------          -------

TOTAL CURRENT ASSETS                                      3,032            3,429
                                                        -------          -------

Deferred charges and other assets                           504              517
Investments                                                  33               58
Property, plant and equipment
  Cost (excluding Construction Work
    in progress)                                         11,652           11,758
  Construction work in progress                           1,051              911
  Accumulated depreciation                                6,513            6,772
                                                        -------          -------
                                                          6,190            5,897
                                                        -------          -------
TOTAL ASSETS                                            $ 9,759          $ 9,901
                                                        -------          -------

                            ALCAN ALUMINIUM LIMITED

(unaudited for 1999)

(in millions of US$,                            September 30      December 31
 except per common share amounts)                   1999             1998
                                                ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Payables                                            $1,200           $1,104
  Short-term borrowings                                  115               86
  Income and other taxes                                  60               28
  Debt maturing within one year (notes 6 & 9)            163              166
                                                      ------           ------
                                                       1,538            1,384
                                                      ------           ------
Debt not maturing within one year                      1,304            1,537
Deferred credits and other liabilities                   560              604
Deferred income taxes                                    766              747
Minority interests                                       199              110

SHAREHOLDERS' EQUITY
  Redeemable non-retractable
    preference shares                                    160              160
  Common shareholders' equity
    Common shares                                      1,218            1,251
    Retained earnings                                  4,068            4,078
    Deferred translation adjustments                     (54)              30
                                                      ------           ------
                                                       5,232            5,359
                                                      ------           ------
Total shareholders' equity                             5,392            5,519
                                                      ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $9,759           $9,901
                                                      ------           ------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE          $24.02           $23.71
                                                      ------           ------
RATIO OF TOTAL BORROWINGS TO EQUITY                    22:78            24:76
                                                      ------           ------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine months ended September 30
(in millions of US$)                            1999        1998
                                               -----       -----
OPERATING ACTIVITIES
    Net income                                 $ 267       $ 310

    Adjustments to determine cash
      from operating activities:
        Depreciation                             351         339
        Deferred income taxes                     35          33
        Equity loss - net of dividends             2          53
        Change in operating working capital      235        (102)
        Change in deferred charges,
          other assets, deferred credits
          and other liabilities - net              4         (65)
        Gain on sales of businesses - net        (90)         (1)
        Other - net                               16           6
                                               -----       -----
CASH FROM OPERATING ACTIVITIES                   820         573
                                               -----       -----
FINANCING ACTIVITIES
    New debt                                       3          55
    Debt repayments                             (208)        (50)
                                               -----       -----
                                                (205)          5

    Short-term borrowings - net                   (4)       (107)
    Common shares purchased for cancellation    (219)          -
    Common shares issued                          15           8
    Redemption of preference shares               --         (43)
    Dividends - Alcan shareholders
      (including preference)                    (106)       (110)
            - Minority interests                  (4)         (1)
                                               -----       -----
CASH USED FOR FINANCING ACTIVITIES              (523)       (248)
                                               -----       -----

                            ALCAN ALUMINIUM LIMITED

(unaudited)

Nine months ended September 30
(in millions of US$)                                          1999         1998
                                                             ------       ------
INVESTMENT ACTIVITIES
  Property, plant and equipment                              $(759)       $(511)
  Investments                                                 (129)         (72)
  Net proceeds from disposal of businesses,
    investments and other assets                               433            4
                                                             -----        -----
CASH USED FOR INVESTMENT ACTIVITIES                           (455)        (579)
                                                             -----        -----

Effect of exchange rate changes
  on cash and time deposits                                    (13)           5
                                                              -----        -----

DECREASE IN CASH AND TIME DEPOSITS                            (171)        (249)
Cash of companies consolidated (deconsolidated)                 (4)          16
Cash and time deposits
  - beginning of period                                        615          608
                                                             -----        -----
Cash and time deposits
  - end of period                                            $ 440        $ 375
                                                             -----        -----

                            ALCAN ALUMINIUM LIMITED

INFORMATION BY OPERATING SEGMENT*
(unaudited)

Periods ended September 30
(in millions of US$)

                                  SALES AND OPERATING REVENUES                 OPERATING INCOME
                             --------------------------------------            ----------------
                                         Third Quarter                           Third Quarter
                                        ---------------                        ----------------
                             Intersegment              Third parties
                             ------------              -------------
                           1999         1998          1999         1998          1999        1998
                          -----        -----        ------       ------         -----        ----
Primary metal group       $ 331        $ 363        $  428       $  430         $ 116       $  82
Global fabrication
  group                      --           --         1,377        1,516            95          65
Intersegment and
  other items              (331)        (363)           15            4            43          41
                          -----        -----        ------       ------         -----        ----
                          $  --        $  --        $1,820       $1,950         $ 254        $188
                          -----        -----        ------       ------         -----        ----

RECONCILIATION TO NET INCOME
    Equity income (loss)                                                           --          (9)
    Corporate offices                                                              (9)         (7)
    Interest                                                                      (16)        (21)
    Income taxes                                                                  (71)        (44)
                                                                                -----        ----
NET INCOME                                                                      $ 158        $107
                                                                                -----        ----

                                  SALES AND OPERATING REVENUES                 OPERATING INCOME
                             --------------------------------------            ----------------
                                          Nine months                             Nine months
                                        ---------------                        ----------------
                             Intersegment              Third parties
                             ------------              -------------
                           1999         1998          1999         1998          1999        1998
                          -----       ------        ------       ------         -----       -----
Primary metal group       $ 961       $1,096        $1,218       $1,371         $ 181       $ 338
Global fabrication
  group                      --           --         4,180        4,509           217         193
Intersegment and
  other items              (961)      (1,096)           20            9           133         115
                          -----       ------        ------       ------         -----       -----
                          $  --       $   --        $5,418       $5,889         $ 531       $ 646
                          -----       ------        ------       ------         -----       -----

RECONCILIATION TO NET INCOME
    Equity loss                                                                    (1)        (48)
    Corporate offices                                                             (29)        (25)
    Interest                                                                      (60)        (65)
    Income taxes                                                                 (174)       (198)
                                                                                 -----       -----
    NET INCOME                                                                   $ 267       $ 310
                                                                                 -----       -----

[FN]
* In March 1999, the Company announced the creation of two global operating segments, the Primary metal group and the Global fabrication group. Corporate office and certain other costs have been allocated to the respective operating segments. Comparative information for 1998 has been restated to conform to the new corporate structure.

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (unaudited)

                 (in millions of US$, except per share amounts)

1. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

     Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

     RECONCILIATION OF CANADIAN AND U.S. GAAP

                                             1999                    1998
                                     ------------------      -------------------
                                        As         U.S.         As          U.S.
                                     Reported      GAAP      Reported       GAAP
                                     --------      ----      ---------      ----
Net income

First quarter                         $  38       $  38       $ 117        $ 117
Second quarter                           71          67          86           94
Third quarter                           158         160         107          103
                                      -----       -----       -----        -----
Nine months                           $ 267       $ 265       $ 310        $ 314
                                      -----       -----       -----        -----

Net income attributable
  to common shareholders              $ 260       $ 258       $ 302        $ 306
                                      -----       -----       -----        -----

Net income per common share
  (basic and diluted)                 $1.19       $1.17       $1.33        $1.34
                                      -----       -----       -----        -----

                                             1999                    1998
                                     -------------------     -------------------
                                        As         U.S.         As         U.S.
                                     Reported      GAAP      Reported      GAAP
                                     --------     ------     --------     ------
Comprehensive income *
  First quarter                          n/a      $  (28)        n/a      $  111
  Second quarter                         n/a      $   60         n/a      $   54
  Third quarter                          n/a      $  129         n/a      $  166
                                      ------      ------      ------      ------
  Nine months                            n/a      $  161         n/a      $  331
                                      ------      ------      ------      ------

Investments -- September 30           $   33      $   60      $   58      $   58
                                      ------      ------      ------      ------

Retained earnings
  -- September 30                     $4,068      $4,117      $4,062      $4,099
                                      ------      ------      ------      ------
Deferred translation
 adjustments -- September 30          $  (54)     $ (110)     $   60      $   20
                                      ------      ------      ------      ------

[FN]
* U.S. GAAP requires the disclosure of comprehensive income which, for the Company, is Net income under U.S. GAAP plus the movement in Deferred translation adjustments under U.S. GAAP plus the unrealized gain or loss for the period on "available for sale" securities. The concept of comprehensive income does not exist under Canadian GAAP.

2.   INCOME TAXES

                                         Third quarter           Nine months
                                      ------------------      ------------------
                                       1999        1998        1999        1998
                                      ------      ------      ------      ------
Current                               $   77      $   44      $  139      $  165
Deferred                                  (6)          -          35          33
                                      ------      ------      ------      ------
                                      $   71      $   44      $  174      $  198
                                      ------      ------      ------      ------

The composite of the applicable statutory corporate income tax rates in Canada is 40.4%.

The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to reduced rate or tax exempt items and investment and other allowances, partially offset by the currency revaluation of deferred income taxes.

In 1998, the difference is attributable to investment and other allowances and the currency revaluation of deferred income taxes, partially offset by exchange.

3.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (third quarter 1999: 217.7 million; 1998:227.6 million; nine months 1999: 219.4 million; 1998: 227.5 million).
     As at September 30 1999, there were 217,829,003 common shares outstanding.

4.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS

                                              Third quarter        Nine months
                                              -------------       -------------
                                              1999     1998       1999     1998
                                              ----     ----       ----     ----
     Interest paid                            $ 29     $ 24       $ 97     $ 73
     Income taxes paid                        $ 71     $ 48       $154     $233

     SUMMARIZED FINANCIAL INFORMATION

     The following is summarized consolidated financial information for Alcan Aluminum Corporation, a wholly-owned subsidiary in the United States.

                                              Third quarter        Nine months
                                              -------------      --------------
                                              1999     1998       1999     1998
                                              ----     ----      -----    -----
     RESULTS OF OPERATIONS
     Revenues                                 $959     $995     $2,783    $2,863
     Costs and expenses                        878      871      2,558     2,630
                                              ----     ----     ------    ------

     Income before incomes taxes                81       84        225       233
     Income taxes                               30       33         75        92
                                              ----     ----     ------    ------
     Net income                               $ 51     $ 51     $  150    $  141
                                              ----     ----     ------    ------

                                                   September 30      December 31
                                                      1999               1998
                                                   ------------      -----------
     FINANCIAL POSITION
     Current assets                                   $  846            $  883
     Current liabilities                                 543               483
                                                      ------            ------
     Working capital                                     303               400
     Property, plant and equipment -- net                676               714
     Other assets liabilities -- net                     218               (67)
                                                      ------            ------
                                                       1,197             1,047
     Debt not maturing within one year                     2                 2
                                                      ------            ------
     Net assets                                       $1,195            $1,045
                                                      ------            ------

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

     During the second quarter of 1999, the Company completed the sale of its piston operations in Germany for a pre-tax gain of $46.

     In the third quarter of 1999, the Company sold a subsidiary in France for a pre-tax gain of $8 and a portion of its portfolio investment in Nippon Light Metal Company, Ltd. for a pre-tax gain of $37.

     The gains on the sale of businesses and investments are included in Other income.

6.   REDEMPTION OF DEBT

     In   the  third  quarter, the Company redeemed $132 principal of its 9-5/8%
     $150 debentures due in 2019 at a price of 104.64%. The loss on redemption of $6 is included in Other expenses.

7.   REORGANIZATION COSTS

     In 1999, the Company announced a new organization to better enable it to meet the financial objectives contained in its "Full Business Potential" program. This reorganization included the implementation, in the second and third quarters, of a number of early retirement and severance programs resulting in a reduction of the Company's workforce. As a result of this reorganization and other restructuring programs, the Company has incurred costs of $8 in the third quarter ($39 for nine months) which are included in Other expenses, most of which will be paid in 1999 and 2000.

8.   CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the third quarter and nine months were $26 and $89 (1998: $25 and $74) respectively, of which $10 and $29 (1998: $4 and $9)
     respectively, were capitalized.

9.   ACQUISITION OF BUSINESS

     In the third quarter of 1999, the Company purchased a 56% interest in a newly created company based in Korea, Alcan Taihan Aluminum Limited. Total cash consideration paid by Alcan for its equity interest in the new subsidiary was $129. In addition, the Company assumed debt of $58.

10.  COMBINATION AGREEMENT WITH PECHINEY AND ALUSUISSE LONZA GROUP LTD.

     On September 15, 1999, the Company entered into a combination agreement with Pechiney and Alusuisse Lonza Group Ltd. (Algroup). The proposed combination will be accomplished through two independent exchange offers of the Company's shares, one for all of the outstanding shares of Pechiney and the other for all of the outstanding shares of Algroup. Upon completion of the combination, which is subject to regulatory approvals, assuming that all of the Pechiney and Algroup shares are exchanged for the Company's shares, the Company's shareholders would hold 44% of the shares of the Combined Company on a fully diluted basis. A special meeting of the Company's shareholders will be held on November 22, 1999 to approve the issuance of the Company's shares under the two independent exchange offers.

11.  PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform with the 1999 presentation.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


  Highlights (US$ millions,              THIRD             NINE         SECOND
  except per share amounts)             QUARTER           MONTHS        QUARTER
                                     -------------     -------------    -------
                                      1999    1998      1999    1998     1999
                                     ------  ------    ------  ------    -----
  Sales and operating revenues       1,820   1,950     5,418   5,889     1,776

  Economic Value Added (EVA)(R)         (6)    (81)     (171)   (226)      (59)

  Net income                           158     107       267     310        71
  Net income per common share         0.71    0.46      1.19    1.33      0.32

(R)EVA is a registered trademark of Stern, Stewart & Company

     The Company reports third quarter consolidated net income of $158 million compared to $71 million in the previous quarter and $107 million in the third quarter of 1998. After preference share dividends, net income per common share for the quarter is 71 cents compared to 32 cents in the second quarter and 46 cents a year earlier.

     The results for the quarter include net non-operating gains of $42 million or 19 cents per share. These comprise gains on the sale of non-core assets, principally a further sale of shares in Nippon Light Metal Company, Ltd (NLM) in Japan and the Company's building products business in France, totaling $47 million (21 cents per share), partly offset by rationalization costs in the Quebec smelter system amounting to $5 million. The prior year quarter included a gain on currency revaluation of deferred income tax, partly offset by losses at NLM and restructuring charges, netting to a gain of $4 million, or 2 cents per share. Excluding all these items, earnings per share were 52 cents compared to 44 cents a year earlier, an 18% improvement.

The improving trend in earnings that began in the second quarter continued, with strong demand for the Company's products and higher prices as well as benefits from the Company's ongoing Full Business Potential earnings improvement program. Other major growth initiatives also moved ahead in the quarter. Alcan reached agreement to merge with Pechiney of France and Algroup of Switzerland in order to create a highly profitable world leader in both the aluminum and packaging industries. Good progress is being made towards the realization of this combination that is expected to close in the early part of next year. In addition, the formation of Alcan Taihan Aluminum Limited in South Korea was completed at the end of September, creating a platform for participating in the strongly-growing Asian rolled products market.

The improvement in Economic Value Added (EVA(R)) over the second quarter is due to higher metal prices as well as benefits derived from the company's Full Business Potential program.

                                                       THIRD               NINE           SECOND
                                                      QUARTER             MONTHS         QUARTER
                                                  --------------      --------------     -------
Volumes (thousands of tonnes)                      1999     1998       1999     1998      1999
                                                  -----    -----      -----     -----     -----
Shipments
   Ingot products*                                  211       213       641       622       209
   Fabricated products                              482       467     1,431     1,372       488
Fabrication of customer-owned metal                  81        80       228       220        81
                                                  -----     -----     -----     -----     -----
Total volume                                        774       760     2,300     2,214       778
                                                  =====     =====     =====     =====     =====
Ingot product realizations (US$ per tonne)        1,564     1,482     1,466     1,580     1,451
Fabricated product realizations (US$ per tonne)   2,552     2,875     2,591     2,937     2,520

* Includes primary and secondary ingot and scrap

Sales and operating revenues for the third quarter increased over the preceding quarter reflecting higher metal prices and realizations. Revenues remain below a year ago, despite higher sales volume, reflecting the sale of two downstream businesses in Europe and the time lag in passing on ingot price increases.

Total fabricated product volumes, which include products fabricated from customer-owned metal, were 563 thousand tonnes (kt) compared to the record level of 569 kt reached in the second quarter and to 547 kt a year ago. The seasonal decline was less pronounced than usual due to improving demand in Europe.

Average ingot product realizations of $1,564/tonne were ahead of both the second quarter and year-ago levels due to the improving price on the London Metal Exchange (LME).

Fabricated product realizations improved from the second quarter level as higher LME prices began to be reflected in fabricated product prices. The decline compared to a year ago results from changes in product mix due to businesses sold and the time lag in pricing of certain can sheet contracts.

Operating segment Review

The Company reports selected information by major operating segment, viewed on a stand-alone basis. Transactions between operating segments are conducted on an arm's length basis and reflect market-related prices. Thus, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from the global fabrication group represents only the fabricating profit on rolled products and downstream businesses.

(US$ millions)

                                        THIRD             NINE         SECOND
                                       QUARTER           MONTHS        QUARTER
                                    -------------     -------------    -------
                                    1999     1998     1999     1998      1999
                                    ----     ----     ----     ----      ----
Operating income
  Primary metal group                116       82      181      338        31
  Global fabrication group            95       65      217      193        77
  Intersector and other items         43       41      133      115        61
                                    ----     ----     ----     ----      ----
                                     254      188      531      646       169

Equity income (loss)                  --       (9)      (1)     (48)        1
Corporate head office                 (9)      (7)     (29)     (25)       (8)
Interest                             (16)     (21)     (60)     (65)      (22)
Income taxes                         (71)     (44)    (174)    (198)      (69)
                                    ----     ----     ----     ----      ----
Net income                           158      107      267      310        71
                                    ====     ====     ====     ====      ====

Income for the primary metal group showed a strong improvement reflecting higher ingot and alumina prices and reduced costs. The third quarter includes pre-tax rationalization costs of $8 million in relation to the Quebec smelter system. The second quarter included rationalization costs of $21 million.

In the global fabrication group, operating profits continued to improve over both the second quarter and a year ago. In North America, sales volume was slightly ahead of the second quarter and 4% over the year-ago quarter. Lower costs resulted in improved margins. European shipments showed only a small, seasonal reduction from the second quarter and there was a year-over-year increase of 2%. Operating profits were ahead of both the second quarter and the previous year. In South America, sales volume was unchanged from the second quarter but operating profits were affected by depreciation and start-up costs relating to the Pinda expansion that is currently undergoing customer qualification trials. Asian income was little changed for the second quarter level.

"Intersector and other items" includes pre-tax gains of $48 million on the sale of assets, principally share in NLM, Japan and the Company's building products business in France. Also included in this category is interest income and the realization or deferral of profits on intersector sales of metal.

Income taxes for the quarter include a non-cash charge of $2 million relating to the currency revaluation of the deferred income tax liability that results from the stronger Canadian dollar. This compares to a charge of $12 million in the second quarter of 1999 and a gain of $20 million in the third quarter of 1998. There is minimal tax in relation to the gains on asset disposals recorded during the quarter due to the availability of capital losses.

Geographic Review

                                      THIRD             NINE          SECOND
                                     QUARTER           MONTHS        QUARTER
                                  ------------      ------------     -------
                                  1999    1998      1999    1998       1999
                                  ----    ----      ----    ----       ----

Net income (Loss) (US$ millions)

  Canada                           39      45         (2)     126       (14)
  United States                    57      41        131      113        40
  South America                    (2)     --         (3)       6         8
  Europe                           15       3         46       32        23
  Asia and Pacific                 47      (5)        71      (28)        8
  Other (including eliminations)    2      23         24       61         6
                                  ---     ---        ---      ---       ---
                                  158     107        267      310        71
                                  ===     ===        ===      ===       ===

In Canada, the improvement in net income over the second quarter primarily reflects the impact of higher metal prices. The third quarter also includes rationalization costs of $5 million compared to $20 million in the preceding quarter.

In the United States, the improved results reflect strong fabricated product earnings and an improvement in the primary metal price.

Operating results in South America were impacted by depreciation and start-up costs relating to the Pinda rolling mill expansion which is expected to begin contributing to earnings in the early part of next year.

European operating results improved in the third quarter reflecting higher volumes as compared to last year and improving margins. However, the second quarter included a gain on business disposal of $26 million compared to $8 million in the third quarter.

Results in the Asia and Pacific region for the quarter include the $37 million gain on the sale of shares in NLM. The Korean acquisition has been consolidated as of 30 September so there is no impact on income for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash from operating activities during the first nine months of 1999 was $820 million compared to $573 million in the comparable period of 1998. The lower net income from operations in the 1999 period compared to 1998 was offset by an improvement in working capital, which was reduced by $235 million during the first nine months of 1999. In the corresponding period of 1998, working capital had risen by $102 million.

Financing Activities

Cash used for financing activities in the first nine months of 1999 was $523 million compared to $248 million in the same period of 1998. In the first quarter of this year the Company purchased for cancellation 8.8 million common shares for $219 million. During the first nine months of this year debt was reduced by a total of $205 million. On July 15, 1999 the Company redeemed
$132 million principal of its 9 5/8% $150 million debentures due 2019 at a price of 104.64%. The debt:equity ratio at September 30, of 22:78 was unchanged from a year ago and compares to 24:76 at June 30, 1999.

At the end of the third quarter of 1999, the Company had cash and time deposits of $440 million compared to $375 million a year earlier.

Investment Activities

Capital expenditures during the first nine months of 1999 were $759 million compared to $511 million a year earlier. Major projects during the period were the expansion of the rolling mill at Pindamonhangaba, Brazil, which was completed during the third quarter, and the construction of the Alma aluminum smelter in Quebec. In addition, the Company acquired a 56% interest in Alcan Taihan Aluminum Limited in South Korea for $129 million in cash plus the assumption of $58 million of debt.

Net proceeds from the disposal of businesses and other assets were $433 million. In the first quarter of 1999, the Company completed the sale of the Aughinish alumina refinery. During the second quarter of this year, the Company completed the sale of its piston operation in Germany. In the third quarter, the sale of the building systems business in France was completed and a further sale of shares in Nippon Light Metal Company, Ltd in Japan was made.

FINANCIAL INSTRUMENTS

Earlier this year the Company decided to revise its currency risk management strategy for its ongoing Canadian dollar operating cost exposure. The Company has moved from a systematic approach of hedging a substantial percentage of its Canadian dollar exposure for up to a three-year period to an approach that hedges exposures on a more limited basis. The new approach will tie the Company's financial results more closely to prevailing exchange rates and will also reduce the cost of hedging instruments and of program administration and management. Accordingly, the amount of outstanding foreign exchange contracts and options related to hedging of Canadian dollar operating cost exposure has declined significantly. At September 30, the total contract amount of forward exchange contracts and purchase option contracts used to hedge Canadian dollar operating cost exposure was approximately $600 million compared with approximately $1.4 billion at December 31, 1998. The Company expects that by the end of 1999, the amount outstanding will approximate $400 million.

This change in approach does not affect the Company's hedging of its Canadian dollar capital commitments, as described below.

Through a combination of option contracts and forward exchange contracts totaling $700 million at September 30, 1999, and maturing over various periods in 1999 and 2000, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

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

Alcan has completed the remediation phase of its Year 2000 Project. Implementation of remediated critical systems was in excess of 99% complete by September 30, 1999. Implementation involves integrating into normal operation a remediated system or component and ensuring that all related supporting infrastructure is in place.

Alcan has surveyed key third party suppliers to address their Year 2000 readiness and to provide Alcan with information for contingency planning. Communication with third parties regarding year 2000 is a continuing process. Alcan is dependent upon a number of third parties including utilities and raw material suppliers. Alternate suppliers are not available in all cases. Alcan operates or controls, through direct ownership or joint ventures, the supply of a majority of its requirements for bauxite and alumina. This enables Alcan to assess and manage risk directly with respect to these key raw materials. Special attention is given to electricity suppliers since Alcan's smelting and fabricating business rely heavily on electricity to process materials. An interruption of more than a few hours in electricity supplies could have serious consequences for Alcan's smelters. Alcan generates its own power for approximately 75% of its smelter capacity requirements which gives Alcan control over power supply risks from these sources. Other power requirements are generally from major utilities linked to national grid systems. These major utilities have reported that they have appropriate Year 2000 programs that will limit the likelihood of extended Year 2000 related disruptions.

Contingency planning by each business unit, including corporate functions, was substantially complete by the end of June 1999. The goal of contingency planning is to minimize the risk and impact of Year 2000 business interruptions including the impact of disruptions from a financial, environmental, property damage and employee perspective. Contingency planning takes into account both Alcan's internal failures and the failure of third parties affecting Alcan relating to Year 2000 readiness. Contingency plans are being tested and will be further refined as additional information concerning Alcan's Year 2000 exposure and opportunities become available throughout the balance of 1999. These contingency plans relate to specifically identified Year 2000 risks where contingency planning can be expected to have a material impact on the seriousness of failure. The process of identifying such risks included the use of various criteria such as probability of failure and cost benefit considerations. Generally the contingency plans are tailored to the individual situation of the business unit or corporate function. In addition to existing disaster recovery and emergency response plans designed to address disruptive situations, contingency plans may include accelerating raw material delivery schedules for critical inputs, securing alternative sources of supply, adopting workaround procedures, adjusting facility shutdown and start-up schedules, increasing standby labor requirements at the millennium, providing back-up processing capabilities for critical equipment or processes and other appropriate measures. In the current business environment it is unlikely that, at December 31, there will be a significant additional inventory of aluminum or aluminum finished goods available within Alcan dedicated to Year 2000 contingency plans.

Alcan has a corporate level Business Continuity Team that will continue, throughout the balance of 1999, to identify and assess, based on consolidated information from the business units, Alcan's exposure to Year 2000 business continuity risk at the corporate level and recommend mitigation strategies. Crisis management centers incorporating multiple communications technologies have been set up in all key regions in order to ensure rapid response to any material events.

Each business unit continues to participate in audits by customers and other third parties. In addition, the Company's internal auditors verify that business units have followed the mandatory Year 2000 Project requirements. The internal audit department conducted 72 verification audits in 1998 and the 80 verification audits planned for 1999 were nearly complete as of September 30.

Based on current information, Alcan believes that the most reasonably likely worst case scenario to result from a Year 2000 failure by Alcan, its suppliers or customers would be a temporary reduction in manufacturing capability at one or more of Alcan's manufacturing or smelter facilities. Electrical supply is considered to be the area of most acute risk to Alcan's smelting capabilities. If a Year 2000 failure disrupted Alcan-owned or third party electrical utilities for more than a few hours then the resulting reasonably likely worst case scenario or impact could be a temporary closure of affected facilities and potential significant damage to smelter production equipment. This could impact deliveries and customer expectations as well as cause costly downtime and equipment repair. Alcan believes that the Project, including related contingency planning, continues to reduce significantly the possibility of material interruptions in normal operations. Nonetheless, third party failures or unexpected failures in Alcan's Year 2000 Project could result in business interruptions or delays that could have a material adverse effect on Alcan's business and financial condition. Suppliers and customers will generally not provide any guarantee that they will be Year 2000 compliant.

Costs of the Project are expensed as incurred and, including costs associated with contingency planning, are estimated at less than $50 million. Costs from the beginning of the project to September 30, 1999 were $41 million. These projections do not include any costs associated with business disruptions involving supplier or customer non-performance. Information received to date from customers indicates that they do not expect the Year 2000 will create a major disruption in their business and purchases of product from Alcan.

The information contained in this Year 2000 update is a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

THE EURO CURRENCY

Aluminum is a metal traded on the London Metal Exchange (LME) in US dollars. The great majority of Alcan's sales are at prices based on the LME price and therefore there is currently no deviation in price between countries in Europe. The cost of converting the Company's systems to be Euro-compliant is estimated to be $5 million.

CAUTIONARY STATEMENT

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with 'Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995' at Exhibit No. 99.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27) Financial Data Schedule. (Filed herewith.)

               (99) Cautionary statement for purposes of the "Safe Harbor"
                    provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

          (b)  Reports on Form 8-K

               The Company has filed two reports on Form 8-K dated August 11, 1999 and September 16, 1999 during the quarter ending September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALCAN ALUMINIUM LIMITED


Dated: November 15, 1999                     By:  /s/ Glenn R. Lucas
                                             --------------------------
                                             Treasurer
                                             (A Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number                            Description

(27)     Financial Data Schedule.

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)
