Form 10-K405
period 1999-12-31
ALCAN ALUMINIUM LTD /NEW
filed 2000-03-29
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended 31 December 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock

held by non-affiliates:                   $8,367 million, as of 14 February 2000

Common Stock of Registrant outstanding    218,734,110 Common Shares,
                                          as of 14 February 2000

Documents incorporated by reference:      Annual Report to security holders for
                                          the fiscal year ended 31 December 1999
                                          (Parts I, II and IV)
                                          Management Proxy Circular for the
                                          Annual Meeting to be held on 27
                                          April 2000 (Parts III and IV)

                                    CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I
Items 1 and 2 Business and Properties........................................................2
     Overview of Segments/Divisions..........................................................2
     History/Recent Developments.............................................................3
     Bauxite and Alumina.....................................................................4
     Primary Aluminum........................................................................8
     Aluminum Conversion ...................................................................10
     Recycling..............................................................................13
     Research and Development...............................................................14
     Environmental Regulations..............................................................15
     Properties.............................................................................15
     Employee Relations.....................................................................15
     Patents, Licenses and Trademarks.......................................................15
     Competition and Government Regulations.................................................16
Item 3  Legal Proceedings ..................................................................16
     Environmental Matters..................................................................16
     Other Matters..........................................................................18
Item 4  Submission of Matters to a Vote of Security Holders.................................19

PART II
Item 5  Market for the Registrant's Common Equity and Related Stockholder Matters...........19
Item 6  Selected Financial Data.............................................................20
Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................................21
Item 7a Quantitative and Qualitative Disclosures about Market Risk..........................21
Item 8  Financial Statements and Supplementary Data.........................................22
Item 9  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................................22

PART III
Item 10 Directors and Executive Officers of the Registrant..................................22
Item 11 Executive Compensation..............................................................23
Item 12 Security Ownership of Certain Beneficial Owners and Management......................23
Item 13 Certain Relationships and Related Transactions......................................24

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................24

Signatures..................................................................................28
Consent of Independent Accountants..........................................................30
Exhibit No. 21  Subsidiaries, Related Companies, etc........................................31

                                     PART I

In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Aluminium Limited and, where applicable, one or more Subsidiaries,

     "Annual Report" means Alcan's Annual Report for the year ended 31 December 1999,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Dollars" or "$" means U.S. Dollars,

     "Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation,

     "Management Proxy Circular" means the management proxy circular for Alcan's Annual Meeting of Shareholders to be held on 27 April 2000,

     "Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management, but does not include a company in a Joint Venture,

     "Shares" or "Common Shares" means the Common Shares of Alcan,

     "Shareholder" means a holder of the Shares,

     "Subsidiary" means a company controlled, directly or indirectly, by Alcan, and

     "tonne" means a metric tonne of 1,000 kilograms or 2,204.6 pounds.

Unless otherwise expressly indicated herein, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form is incorporated by reference to the Annual Report and the Management Proxy Circular. Such information is specifically identified herein, including by the reference "See Annual Report..." or "See Management Proxy Circular...". With the exception of such information specifically incorporated by reference, the Annual Report and the Management Proxy Circular are not to be deemed filed as part of this Form 10-K Report.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report, on pages 37 to 38 thereof. The text under such heading is incorporated herein by reference.

ITEM 1 AND ITEM 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in most aspects of the aluminum industry. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, power generation, aluminum smelting, manufacturing and recycling as well as research and technology. Approximately 36,000 people are directly employed by Alcan.

In the 98 years since it was established, Alcan has developed a unique combination of competitive strengths. Alcan is a multicultural and multilingual enterprise reflecting the differing corporate and social characteristics of the many countries in which it operates. Within a universal framework of policies and objectives, individual Subsidiaries conduct their operations with a large measure of autonomy. With operations and sales offices in more than 30 countries, Alcan is one of the most international aluminum companies and a leading producer of flat-rolled aluminum products.

1.        OVERVIEW OF SEGMENTS/DIVISIONS

In April 1999, Alcan was restructured into two business operating groups to better support the achievement of its Full Business Potential II ("FBP II") targets. Alcan's bauxite mining, alumina refining, power generation and primary aluminum activities are the responsibility of the Alcan Primary Metal Group. All downstream or fabrication activities, such as sheet, foil, flexible packaging, cable and extrusions as well as recycling activities and secondary metal production are the responsibility of the Alcan Global Fabrication Group. The two operating groups are self-sufficient, but operate within a universal framework of strategy and policies.

The corporate office focuses on enterprise strategy and profitable growth, while overseeing governance, policy and compliance matters.

2.        HISTORY/RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada. It was formed as a subsidiary of the Pittsburgh Reduction Company, one of the founding companies of the aluminum industry, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, the international operations and domestic U.S. operations were separated into two competing companies that became Alcan and Alcoa Inc., respectively. During the Second World War substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the postwar period Alcan expanded internationally and invested in fabricating activities to stimulate demand for its primary metal production. Today, Alcan is a multinational company engaged in all aspects of the aluminum industry on an international scale.

Since 1994, Alcan has divested several fabricating businesses which were not considered to be a strategic fit for the Company and which did not create long-term value for its Shareholders. As part of this process, in 1996, Alcan sold 12 non-strategic downstream businesses in the U.K. and in the U.S. During 1998 and 1999, Alcan also decreased its shareholding in Nippon Light Metal Company, Ltd. ("NLM") from 45.6% to 5.1%. In the first half of 1999, Alcan sold its Aughinish alumina refinery in Ireland and its piston business in Nuremberg, Germany. In July 1999, Alcan sold its wholly-owned Subsidiary, Alcan France, which produces building systems. On 30 September 1999, Alcan and South Korea's Taihan Electric Wire Co., Ltd. announced the formation of Alcan Taihan Aluminum Limited, a jointly-owned company with modern rolling assets to serve the growing market for aluminum rolled products throughout the Asia/Pacific region.

For 1999, the Company reported a net income of $460 million. See the Annual Report "Management's Discussion and Analysis" on page 20.

Setting aside the impact of changes in the market price for aluminum, Alcan improved its pre-tax profitability by $300 million during 1997 and 1998. In 1999, the Company announced a further profit improvement target (called its FBP II program), of $700 million pre-tax, to be achieved by the end of the year 2001. The achievement of this target will enable the Company to have the highest growth rate in terms of Economic Value Added ("EVA"(R)) for the industry. ("EVA" is a registered trademark of Stern Stewart & Co.)

On 15 September 1999, the Company entered into a three-way combination agreement with Pechiney and Alusuisse Lonza Group AG ("algroup"). The structure of the proposed combination involves two independent exchange offers of the Company's Shares, one for all of the outstanding shares of Pechiney and the other for all of the outstanding shares of algroup. Upon completion of the combination (which is subject to regulatory approvals) and assuming that all of the Pechiney and algroup shares are exchanged for the Company's Shares, the Company's Shareholders would hold 44% of the Shares of the Company's on a fully diluted basis. On 22 November 1999, the Company's Shareholders approved the issuance of the Company's Shares under the two independent exchange offers.

On 14 March 2000, in view of their inability to agree with the European Commission as to the undertakings satisfactory to respond to the European Commission's concerns with respect to the combined company's market share of certain European markets (including aluminum beverage can body stock and aluminum food can sheet), the three parties to the combination decided to withdraw their filing notification to the European Commission as regards those aspects of the combination which relate to transactions involving Pechiney.

For legal reasons relating to the functioning of the European Commission's merger review process, the withdrawal required that the three parties terminate the combination agreement, insofar as Pechiney is concerned. A substituting combination agreement in relation to the transactions relating to Pechiney was forthwith constituted. This new agreement is the same as its predecessor except that it provides that the parties shall seek to identify a form of undertakings to the European Commission which are mutually satisfactory to each of them and to the European Commission. If no such undertakings are agreed to by 30 April 2000 either Alcan or Pechiney may terminate the agreement such that there will be no further obligation to make the exchange offer in relation to Pechiney.

On 23 March 2000, Alcan announced the sale of its 54.62% interest in Indian Aluminium Company, Limited ("Indal") to Hindalco Industries Limited ("Hindalco"), India's largest integrated aluminum producer. Alcan and Hindalco plan to complete this $169 million cash transaction following the approval of Indian authorities.

3.        BAUXITE AND ALUMINA

3.1       Products

Alumina (aluminum oxide) is produced from bauxite, the basic aluminum-bearing ore, by a chemical process. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina. A portion of the alumina produced by Alcan is sold in the metallurgical and chemical alumina markets.

3.2       Sales and Marketing/Customers

Alcan produced in 1999 approximately 3.6 million tonnes of smelter-grade alumina, of which some 3 million tonnes is required by its current smelting operations. The remainder is sold to third parties. In addition, Alcan produced in 1999 approximately 400,000 tonnes of chemical-grade alumina which is sold to third parties in the form of various alumina chemicals.

3.3       Production Facilities

3.3.1     Canada    Alcan owns an alumina facility with a capacity of about
1.2 million tonnes per year at Jonquiere (Quebec). Bauxite for this operation is obtained from Brazil (see below), Guinea (see below) and other sources. Alumina and alumina-based chemicals produced at Jonquiere supply, in part, the smelters in Quebec and are also sold in chemical markets.

3.3.2     Australia    Alcan has a 21.4% interest in a company which operates an
alumina plant at Gladstone (Queensland) which has a capacity of about 3.5 million tonnes per year. Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from Comalco Limited ("Comalco") in Australia under a long-term contract. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat (British Columbia) and is also sold to third parties. In 1998, Alcan and Comalco signed an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, Australia, with Comalco's adjacent operations. This agreement becomes effective in 2000.

3.3.3     Brazil    Alcan purchased close to 2 million tonnes of bauxite in 1999 from a 12.5%-owned company, Mineracao Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 10 million tonnes per year. Bauxite purchased from MRN is processed at the Jonquiere plant (see above) and at the Alumar alumina refinery in Sao Luis

(Brazil) which has an annual capacity of about 1.2 million tonnes; Alcan owns a 10% interest and future expansion rights in the latter refinery.
Alcan owns alumina facilities (and related bauxite mining facilities) with a capacity of about 150,000 tonnes of alumina per year at Ouro Preto which supply smelters in Brazil.

3.3.4     Ghana    Alcan purchased about 400,000 tonnes of bauxite in 1999 from
Ghana Bauxite Co. Ltd. ("GBC") in which it holds an interest of 80%. The bauxite purchased is used for processing at the Burntisland plant (see below) and the Jonquiere plant (see above).

3.3.5     Guinea    Alcan purchased 4 million tonnes of bauxite in 1999 under
contracts in effect through 2011 from Compagnie des Bauxites de Guinee S.A. ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Jonquiere plant (see above) and is also sold to third parties.

3.3.6     India    In May 1998, Alcan acquired a 20% interest in the proposed
Utkal alumina project in Orissa, India. A further 20% is held by Alcan's Subsidiary, Indal. The project consists of a one million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity. In February 1999, Alcan increased its direct interest in the project to 35%, subject to regulatory approval. Alcan's decision regarding the beginning of construction is expected to be made in mid-2001. Indal owns bauxite mining facilities at Chandgad and Lohardaga, as well as alumina facilities at Belgaum and Muri with a total capacity of 390,000 tonnes of alumina per year.

3.3.7     Jamaica    Alcan has a 93% interest in alumina facilities (and related bauxite mining facilities) with an annual capacity of about 1.2 million tonnes. The Government of Jamaica owns the remaining 7% interest in these facilities. Alcan is responsible for management of the operations. In 1999, most of Alcan's share of the alumina produced was supplied to Alcan smelters in Canada and the United States but some alumina was sold to third parties.

3.3.8     United Kingdom    Alcan operates an alumina plant in Burntisland
(Scotland), which has an annual capacity of approximately 120,000 tonnes of special aluminas and other chemicals for sale to the chemical market. Bauxite for this operation is purchased from Ghana (see above).

                  ALUMINA CAPACITIES -- AS AT 31 DECEMBER 1999

                             (THOUSANDS OF  TONNES)

                                                                      % OF                   ALCAN
                                                                   OWNERSHIP     ANNUAL     SHARE OF
           LOCATIONS+                                               BY ALCAN    CAPACITY    CAPACITY
           ----------                                              ---------    --------    --------

           SMELTER-GRADE ALUMINA

           AUSTRALIA............... Gladstone                        21.4        3,500         748(1)
                                    (Queensland)
           BRAZIL.................. Ouro Preto                        100          150         150
                                    (Saramenha, Minas Gerais)
                                    Alumar                             10        1,200         120
                                    (Sao Luis)
           CANADA.................. Vaudreuil                         100        1,045       1,045
                                    (Jonquiere, Quebec)
           INDIA................... Belgaum                          54.6
                                    (Karnataka)                                    270         270
                                    Muri                             54.6
                                    (Bihar)
           JAMAICA................. Kirkvine                           93
                                    (Manchester)                                 1,175       1,093(1)
                                    Ewarton                            93
                                    (St. Catherine)

           TOTAL SMELTER-GRADE ALUMINA...................................................... 3,426

           SPECIALTY CHEMICAL ALUMINAS AND HYDRATES

           CANADA.................. Vaudreuil                         100           130        130
                                    (Jonquiere, Quebec)
           INDIA................... Belgaum                          54.6
                                    (Karnataka)                                     120        120
                                    Muri                             54.6
                                    (Bihar)
           UNITED KINGDOM.......... Burntisland                       100           120        120
                                    (Fife, Scotland)

           TOTAL SPECIALTY CHEMICAL ALUMINAS AND HYDRATES...................................   370

           TOTAL............................................................................ 3,796



[FN]
----------
+    Includes Joint Ventures, proportionately consolidated.
(1) Restated to better reflect the actual production levels achieved over a period of time.

3.4       Raw Materials

3.4.1     Bauxite Reserves    Alcan obtains its bauxite from mining
Subsidiaries, Joint Ventures, consortium companies and third-party suppliers. To meet its bauxite needs in 1999, Alcan used 6.2 million tonnes from its mines and purchased 3.5 million tonnes from third parties. Alcan has more than sufficient bauxite to meet its needs for the next 23 years. Alcan also has access to additional resources to meet its needs beyond this period. In 1998 and 1999, Alcan spent $2.9 million and $4.6 million, respectively, on exploration and development of bauxite reserves.


         ALCAN BAUXITE                                         As at 31 December 1999
         RESERVES BY EQUITY INTEREST                            (millions of tonnes)
                                                         ---------------------------------------
                                                          EQUITY                       RESERVES
                                                         INTEREST        TOTAL       ALCAN SHARE
                                                         --------       ------       -----------

         ALCAN JAMAICA COMPANY                             0.930         51.12        * 51.12
         ALCAN SOUTH PACIFIC PTY LTD.                      1.000         56.11          56.11
         ALCAN ALUMINIO DO BRASIL LTDA.                    1.000          8.90           8.90
         CBG (Guinea)                                      0.165        192.13        * 63.40
         GBC (Ghana)                                       0.800          5.20        *  5.20
         INDIAN ALUMINIUM LTD.                             0.546         12.35           6.74
         UTKAL ALUMINA INTERNATIONAL LIMITED               0.350        118.00          41.30
         MRN (Brazil)                                      0.125        171.50          21.44

         TOTAL........................................................................ 254.21

[FN]
---------
*    Adjusted to reflect allocation.

In recent years the world mining industry has moved towards standardizing the procedures and nomenclature in regard to the classification of mineral resources and ore reserves. The Australasian Code developed by the Joint Ore Reserve Committee ("JORC") has become an internationally accepted code and the general principles outlined in this code have been followed in compiling Alcan's reserves and resources.

Resources encompass an area of known mineralisation that has been sampled to varying degrees and for which there are reasonable prospects for eventual economic extraction. Ore reserves have been sufficiently drilled off to allow for inclusion within a mining plan and the tonnage so defined has been subject to strict mining and economic criteria. In the case of CBG for example, the resources are vast but the actual reserves of exportable bauxite, as defined by current mining and economic criteria, are limited.

The basis for classifying reserves varies from country to country. For example, in India and Brazil, a certain portion of the bauxite is mined from mineral properties owned by third parties. In this case only bauxite actually contracted for is included as ore reserves. Environmental constraints require that certain bauxite lands remain classifies as resources until such time as permits are obtained.

3.4.2     Chemicals and Other Materials    Alcan, together with its
Subsidiaries, Related Companies and Joint Ventures, produces a wide range of specialty aluminas and aluminum hydroxides for different uses, such as ceramics, refractories, water treatment chemicals, catalysts and coagulants. Its products are also used as flame retardants and smoke suppressants for plastics and resins. The principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada, the U.K. and India.

Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

4.        PRIMARY ALUMINUM

4.1       Products

4.1.1     Aluminum    Aluminum is produced through the electrolytic reduction of alumina. Electrical energy is used to separate the aluminum from the oxygen in alumina. Approximately two tonnes of alumina yield one tonne of metal.

4.1.2     Other Aluminum Sources    Other sources of aluminum include the
following: purchases of primary aluminum under contracts and spot purchases, purchases of aluminum used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for resale. Purchases in 1999 of aluminum of all types from all sources amounted to 1,297,000 tonnes, compared with 1,227,000 tonnes in 1998 and 1,254,000 tonnes in 1997.

4.2       Sales and Marketing/Customers

In 1999, Alcan sold 667,000 tonnes of primary aluminum to third parties. Virtually all this ingot was in the form of value-added ingot, primarily billet, sheet ingot or foundry alloy. The remainder of the primary metal produced was sold to Alcan's own fabricating operations, primarily as sheet ingot, wire bar or molten metal, used for the continuous casting of rod or sheet.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters is consumed in Alcan's fabricating facilities, while the remaining half is sold to third party customers, primarily in North America and Asia. North American third party sales have been focused on both customized extrusion billet and foundry alloys. These markets have been very strong, supported by growth in automotive demand, and by a buoyant economy. Although Alcan has been short of metal in Europe, the duty barrier for aluminum from Canada and high logistics costs have made it impractical to ship significant tonnages of metal to Europe.

Alcan is a major supplier of extrusion billet to independent extruders and foundry ingot to independent shape casting foundries. Alcan also sells alloys to independent foundries in Canada, Italy, the United Kingdom and the United States.

Alcan's ingot product realizations were $1,511 per tonne in 1999 compared to $1,558 per tonne in 1998 and $1,739 per tonne in 1997. These figures relate to primary and secondary ingot and scrap.

4.3       Production Facilities

4.3.1     Smelting    Alcan owns and operates 15 primary aluminum smelters with
a total annual rated capacity of 1,583,000 tonnes. Seven of these smelters, having a total annual rated capacity of 1,068,000 tonnes, are located in Canada; the other smelters are located in Brazil, India, the U.K. and the U.S. During 1999, Alcan's smelters produced 1,518,000 tonnes of primary aluminum: 1,108,000 tonnes in Canada, 129,000 tonnes in the U.S., 132,000 tonnes in the United Kingdom, 102,300 tonnes in Brazil and 47,000 tonnes in India.

Utilization of smelting capacities varies from time to time according to business conditions. Due to difficult industry and market conditions, and following the consolidation of Indian Aluminium Company, Limited in mid-1998, approximately 134,000 tonnes of capacity remain shut down at smelters in the U.S. and the U.K. In India, a decision was made to close permanently the 66,000 tonne smelter at Belgaum, which had been idle for over two years due to lack of affordable power.

For many years, Alcan has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment. Construction of the new $1.8 billion, 375,000 tonnes annual capacity, aluminum smelter and casting center in Alma (Quebec) is expected to be completed in 2001. On 22 March 1999, Alcan announced the closure of the Isle-Maligne smelter to be completed by December 1999. That date has now been extended to March 2000 for the final 25,000 tonnes. It had been previously intended that the Isle-Maligne smelter be shut down when the new Alma smelter becomes operational.

                     SMELTER CAPACITIES -- AS AT 31 DECEMBER 1999
                                          (THOUSANDS OF  TONNES)

                                                                      % OF
                                                                     OWNERSHIP             ANNUAL
       LOCATIONS                                                      BY ALCAN            CAPACITY
       ---------                                                     ---------            --------

       CANADA..............  Arvida
                             (Jonquiere, Quebec)                        100                   238

                             Grande-Baie
                             (La Baie, Quebec)                          100                   186

                             Laterriere
                             (Chicoutimi, Quebec)                       100                   210

                             Shawinigan
                             (Quebec)                                   100                    88

                             Isle-Maligne
                             (Alma, Quebec)                             100                    25(1)

                             Beauharnois
                             (Melocheville, Quebec)                     100                    49

                             Kitimat
                             (British Columbia)                         100                   272

       TOTAL IN CANADA .................................................................... 1,068

       BRAZIL..............  Ouro Preto
                             (Saramenha, Minas Gerais)                  100                    51

                             Aratu
                             (Bahia)                                    100                    58

       INDIA...............  Hirakud
                             (Orissa)                                  54.6                    44(2)

                             Alupuram
                             (Kerala)                                  54.6

       UNITED KINGDOM......  Lynemouth
                             (Northumberland, England)                  100                   130

                             Lochaber
                             (Inverness-shire, Scotland)                100                    38

                             Kinlochleven
                             (Argyll, Scotland)                         100                     8

       UNITED STATES.......  Sebree
                             (Kentucky)                                 100                   186

       TOTAL OUTSIDE CANADA................................................................   515

       TOTAL............................................................................... 1,583

[FN]
----------
(1)  This facility will be permanently closed by 31 March 2000.
(2)  Reflects some potline shutdowns at Alupuram.

4.3.2     Other Aluminum Sources     Alcan operates three specialized plants in
the U.S., with a total
annual capacity of 481,000 tonnes, for the recycling of used beverage cans and process scrap returned from customers. A similar plant in the U.K. operates with a capacity of 70,000 tonnes per year. Alcan also operates a facility in the U.K. for the production of 70,000 tonnes per year of sheet ingot from aluminum scrap. In Brazil, Alcan operates a dedicated used beverage can recycling facility with an initial capacity of 40,000 tonnes per year.

Alcan operates secondary aluminum smelters in Italy and India which have capacities of 56,000 and 25,000 tonnes per year, respectively, for the production of secondary aluminum from aluminum scrap.

4.4       Raw Materials

4.4.1     Electricity    The smelting of one tonne of aluminum requires between
14 and 18.5 megawatt-hours of electric energy. Alcan produces low-cost electricity at its own hydroelectric generating plants.

In Canada, these plants have an installed generating capacity of 3,600 megawatts, of which 2,700 megawatts may be considered to be hydraulically available over the long term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned by Alcan except for those relating to the Peribonka River in Quebec. A Charge (Redevance Statutaire) is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. In British Columbia, rentals and generation taxes for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties within that province, Alcan pays provincial water rentals at rates which are fixed by the British Columbia provincial government, similar to those paid by B.C. Hydro, the provincially-owned electric utility.

One-third of Alcan's installed hydroelectric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1959. All these facilities are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan has agreed to purchase, under a long-term agreement, between one and three billion kilowatt-hour of electrical energy annually from Hydro-Quebec beginning in 2001. Any electricity which is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. Indal operates its own coal-fired generating plant for one of its smelters, while the other smelter is dependent upon purchased electricity. The smelters in Brazil obtain some of their electricity requirements from owned hydroelectric generating plants and purchase the balance. The smelter in the U.S. purchases electricity under a long-term contract.


5.        ALUMINUM CONVERSION

5.1       Products

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

Nearly 90% of Alcan's fabricated aluminum products volume is composed of rolled products such as sheet and foil as well as flexible packaging. A major portion of Alcan sheet is can stock for beverage containers. Other important end-use markets for sheet include building and construction, transportation, the printing industry and the industrial distribution market. Alcan also rolls foil for household and commercial packaging applications and for industrial products.

Since 1990, Alcan has made significant investments in the expansion, upgrade and acquisition of rolled products facilities in North and South America and in Europe. In 1998, Alcan undertook an expansion of its rolling mill at Pindamonhangaba in Brazil. The plant, which has an ultimate capacity of 280,000 tonnes per year, will support the rapidly growing South American can sheet market. In 1999, substantial progress was made by the Alcan Global Automotive Products Group with the signing of a strategic alliance and long-term supply agreement with General Motors Corporation ("GM"). In January 2000, Alcan signed another significant multi-year aluminum supply agreement with Ford Motor Company ("Ford"). Alcan continues to work with GM, Ford and other automakers in North America and Europe to develop lighter, more efficient vehicles.

Through a number of selected downstream businesses, Alcan manufactures and sells other fabricated aluminum products such as rod, wire and cable for the electrical industry, and extrusions for the building and construction market.

5.2       Sales and Marketing/Customers

In 1999, Alcan shipped 1,911,000 tonnes of fabricated products and manufactured another 315,000 tonnes from customer-owned metal, which together represented 72% of Alcan's total volume for the year. Alcan's fabricated aluminum products business is mainly composed of a number of large, capital-intensive rolling operations as well as some smaller downstream businesses, and represents over 67% of Alcan's total sales and operating revenues of $7.3 billion. Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, carries out fabricating operations in more than 45 plants in 13 countries.

5.2.1     Flat-rolled Products    In 1999, Alcan's shipments of rolled products,
including conversion of customer-owned metal, amounted to 2,028,000 tonnes or 91% of its total fabricated products shipments. Principal markets are beverage can sheet, other packaging, transportation (including automotive), building products, lithographic sheet and other industrial applications.

5.2.2     Wire and Cable    Aluminum is also cast and rolled into rod, which is
then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring.

5.2.3     Castings    Another method of fabrication is the casting of molten
aluminum into components for machinery, automotive products and aircraft.

5.2.4     Extrusions    Examples of end-products using extrusions include
windows, doors and automotive components. Alcan is also a major supplier of extrusion ingot to third party extruders in many countries.

5.3  Production Facilities

5.3.1 Flat-rolled Products    Alcan is the world's largest producer and marketer
of flat-rolled aluminum products (sheet and foil). At the end of 1999, Alcan's annual sheet and foil manufacturing capacity in its principal fabricating markets was as follows: over 1,113,000 tonnes in North America; 170,000 tonnes in South America; over 980,000 tonnes in Europe; and 242,000 tonnes in Asia.

A major portion of Alcan's sheet is in the form of can stock for beverage containers. Other important end-use markets for sheet include building and construction, transportation, the printing industry and the industrial distribution market. Alcan foil is used for household and commercial packaging applications and for industrial products. Alcan's project to expand capacity at its Pindamonhangaba, Brazil rolling mill to 280,000 tonnes is currently undergoing customer qualification trials. The rolling mill of Alcan Taihan Aluminum Limited will have a capacity of 300,000 tonnes. Alcan will invest $46 million to expand production of aluminum rolled sheet for the automotive and distribution markets at its Kingston, Ontario mill. The expansion is expected to be completed by the end of 2000. In April 1999, Alcan and Arco Aluminum, Inc. announced a $22 million expansion of their jointly-owned Logan aluminum rolling mill in Kentucky, U.S.

             ROLLING CAPACITIES BY REGION -- AS AT 31 DECEMBER 1999

                                   (THOUSANDS OF  TONNES)

             NORTH AMERICA                          EUROPE
             Saguenay                               Rogerstone
             (Quebec)                               (United Kingdom)
             Kingston                               Falkirk
             (Ontario)                              (United Kingdom)
             Logan                                  Glasgow
             (Kentucky)                             (Scotland)
             Oswego                                 Norf
             (New York)                             (Germany)
             Terre Haute                            Ludenscheid
             (Indiana)                              (Germany)
             Fairmont                               Ohle
             (West Virginia)                        (Germany)
             Louisville                             Nachterstedt
             (Kentucky)                             (Germany)
             TOTAL NORTH AMERICA.....1,113          Gottingen
                                                    (Germany)
                                                    Bresso
             ASIA                                   (Italy)
             Youngju                                Pieve Emanuele
             (South Korea)                          (Italy)
             Bukit Raja                             TOTAL EUROPE ...........980
             (Malaysia)
             Rangsit
             (Thailand)                             SOUTH AMERICA
             Taloja                                 Pindamonhangaba
             (India)                                (Brazil)
             Belur                                  Utinga
             (India)                                (Brazil)
             TOTAL ASIA................242          TOTAL SOUTH AMERICA.....170

5.3.2 Wire and Cable    Alcan's main wire and cable businesses are located in
Canada and the U.S.

5.3.3 Extrusions    Alcan's Subsidiaries, Related Companies and Joint Ventures
produce extruded products in several countries (including India, Italy, China, Malaysia and Thailand) and sell these products locally and in other countries for the building, construction, transportation and engineering markets.

6.        RECYCLING

6.1       Products

Alcan's annual recycling capacity is now 775,000 tonnes. Alcan operates two facilities for the production of foundry alloys primarily from recycled aluminum: one in India, the other in Italy. These plants serve domestic automotive markets. In addition, sheet ingot is produced from a variety of scrap in the U.K.

In the case of used beverage cans ("UBCs"), Alcan has a well-established and growing North American recycling network. Alcan's U.S. plants processed more than 21.6 billion cans, or one-third of all UBCs recycled by Americans, in 1999. Alcan purchases UBCs throughout North America and remelts the UBCs, together with its customers' can production scrap, at three locations in the U.S., producing new can sheet ingot.

6.2       Sales and Marketing/Customers

Recycled metal is primarily sold to Alcan's own rolling facilities to produce can sheet.

6.3       Production Facilities

Alcan has a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil. In addition to its UBC facilities at Latchford, Alcan has a growing infrastructure of 26 can recycling centres and over 500 independents in the United Kingdom. Alcan plays leading roles in joint industry programs to promote aluminum collection and recycling in many of the countries where it operates.

Alcan also operates an environmentally advanced facility in Quebec for the recovery of aluminum from the dross that forms on the surface of molten metal. In Italy, the Borgofranco plant serves Alcan's fabricating plants in Germany, Switzerland and Italy as well as recycling customers' manufacturing scrap and post-consumer aluminum packaging material. As well, the plant recovers aluminum and salt from saline slag, a by-product of aluminum recycling. As a matter of course, Alcan operates facilities in many plants to recycle aluminum scrap generated internally by fabricating activities.

             RECYCLING PLANT CAPACITIES -- AS AT 31 DECEMBER 1999

                             (THOUSANDS OF  TONNES)

                                                                                   % OF
                                                                                OWNERSHIP       ANNUAL
                      LOCATIONS                                                  BY ALCAN      CAPACITY
FOUNDRY ALLOYS AND REMELT SCRAP INGOT

      INDIA......................................        Taloja                     54.6          25
                                                         (Maharastra)
      ITALY......................................        Borgofranco di Ivrea        100          70(1)
                                                         (Piemonte region)
TOTAL FOUNDRY ALLOYS............................................................................. 95


SHEET INGOT FROM UBCS AND CUSTOMER PROCESS SCRAP

       BRAZIL.....................................       Pinda                       100          40*
                                                         (Pindamonhangaba,
                                                         Sao Paulo)
       UNITED KINGDOM.............................       Warrington                  100          70
                                                         (England)
       UNITED STATES..............................       Berea                       100
                                                         (Kentucky)
                                                         Greensboro                  100         500(1)
                                                         (Georgia)
                                                         Oswego                      100
                                                         (New York)

  SHEET INGOT FROM MISCELLANEOUS SCRAP

       UNITED KINGDOM.............................       Warrington                  100          70
                                                         (England)
  TOTAL SHEET INGOT............................................................................. 680

  TOTAL......................................................................................... 775

-----------

[FN]
*    Ultimate annual capacity is 80,000 tonnes per year.
(1)  Reflects the continued optimization of current assets.


7.        RESEARCH AND DEVELOPMENT

Alcan's research and technology efforts are managed by its two operating groups:
Alcan Primary Metal (covering bauxite, alumina and chemicals as well as primary metal production) and Alcan Global Fabrication. Research and technology is a global system of three research laboratories, applied engineering centers and plant technical departments. The research laboratories, responsible for approximately 60% of the total R&D expenses for Alcan, play a major role in innovation through basic and applied research. Two laboratories are located in Canada (at Kingston, Ontario, and Jonquiere, Quebec) and one is in the U.K. (Banbury, Oxfordshire). Together, they employ about 475 people. In recent years, Alcan's R&D effort has been refocused on core processes and products. Close to 90% of the activities in the R&D centers are now directed towards improved product and process development programs for the mainstream businesses and focus on assisting operating units to achieve increased productivity, higher quality and reduced costs. Additionally, intellectual property management safeguards Alcan's process and product technologies and trademarks. Alcan's operating companies manage applied engineering centers and technical departments located close to key markets and operating divisions. These include the Applied Materials Center located in North America for canning technology, and technical centers in North America and Europe for automotive technologies. These centers are focused on major products and provide technical and product development support to customers, drawing extensively on the resources and scientific disciplines in the research centers.

RESEARCH AND DEVELOPMENT EXPENSES FOR ALCAN

TOTAL FOR 1999 -- $67 MILLION*

      Alcan Global Fabrication Group                 60%
      Alcan Primary Metal Group                      40%

----------
[FN]
* Includes close to $4 million for environmental R&D projects.

8.       ENVIRONMENTAL REGULATIONS

Underlying Alcan's environmental commitment are two major components: a global environmental management system and product stewardship. The first is a commitment to ensuring that Alcan's manufacturing processes are compatible with the environment. The second is a commitment to ensuring that Alcan's products, in every stage of their life cycles, make the most of the inherent environmental value of aluminum.

In most of the countries where Alcan operates production facilities, environmental control regulations have been established or are in the process of being established. Alcan believes that its existing and planned anti-pollution measures will enable it to satisfy statutory and regulatory demands without material effect on its competitive position. Alcan's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $85 million in 1999. Similar expenditures for 2000 and 2001 are expected to be $125 million and $82 million, respectively. In addition, expenditures charged against income for environmental protection were $84 million in 1999 and are expected to be $91 million in 2000 and $86 million in 2001.

9.       PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations.

10.      EMPLOYEE RELATIONS

At 31 December 1999, the number of Alcan employees were located as follows: approximately 15,000 in North America, 7,000 in Europe, 3,000 in South America, 8,000 in Asia and Pacific areas and 3,000 in other areas. A majority of the hourly-paid employees is represented by labour unions. There are 24 collective labour agreements in effect in Canada, the majority of which expire in 2003 or later.

11.      PATENTS, LICENSES AND TRADEMARKS

The Company owns, directly or through Subsidiaries, a large number of patents in Canada, the United States and other countries which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application. The Company is continually filing new patent applications. All significant patents will be maintained until their normal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

The Company owns a number of trademarks which are used to identify its businesses and products. The Company's trademarks have a term of three to ten years. As a result, at any point in time, the Company will have trademarks at the end of their term and others with a full ten-year term. At the end of their term, all significant trademarks will be renewed for a further three to ten years.

The Company has also acquired certain intellectual property rights under licenses from others for use in its businesses.

The Company's patents, licenses and trademarks constitute valuable assets; however, the Company does not regard any single patent, license or trademark as being material to its sales and operations viewed as a whole. The Company has no material patents, licenses or trademarks the duration of which cannot in the judgment of management be extended or renewed as necessary.

12.       COMPETITION AND GOVERNMENT REGULATIONS

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

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and import restrictions. Imports of ingot and other aluminum products into certain markets may be subject to import regulations and import duties. These affect the Company's sales realizations and may affect the Company's competitive position. Shipments of the Company's products are also subject to anti-dumping laws of the importing country, which prohibit sales of imported merchandise at less than defined fair values.

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

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

LITIGATION

The Company's U.S. Subsidiary (Alcan Aluminum Corporation, or "Alcancorp") and third parties are defendants in a lawsuit instituted in May 1983 before the Federal District Court for the Central District of California, by the U.S. Environmental Protection Agency ("EPA") and the State of California, involving the Stringfellow hazardous waste site. Alcancorp was held liable in that lawsuit. In January 1992, Alcancorp and the U.S. Justice Department entered into a four-year Partial Consent Decree. On the basis of that arrangement, Alcancorp has funded a total of $13,100,000 for a treatment plant designed to help clean up the site. In December 1998, Alcancorp and several other parties filed appeals with the Circuit Court on numerous counts including whether liability was correctly imposed on Alcancorp. In January 1999, Alcancorp entered into a structured settlement with the State of California whereby California will accept liability for all clean-up costs from 1 January 1999 onward and Alcancorp will accept responsibility for past clean-up costs; in the event that settlement becomes final, Alcancorp's liability would be limited to the amount it already has paid. In addition, Alcancorp is participating in a third party action against a Potentially Responsible Party ("PRP") seeking recovery of a portion of the amount paid.

In a lawsuit brought in July 1987 relating to the Pollution Abatement Services site in Oswego, New York, the Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. Furthermore, the case was consolidated with another case, instituted in October 1991, in which the EPA sued Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York. The remand hearing was held in October of 1999 and a judgment is still pending; however, in that hearing the United States disclosed it had obtained 100% of the remediation costs for the Fulton site from other PRPs and was limiting its claim against Alcancorp to unrecovered oversight costs.

In an EPA lawsuit in 1989 before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, in which Alcancorp is a party, the Court in May 1991 granted summary judgment against Alcancorp in the amount of $473,790 for alleged disposal of hazardous waste. After unsuccessful appeals, Alcancorp paid $652,371 representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment representing additional enforcement costs incurred after the date of the initial judgment in a separate lawsuit . The EPA has filed a new action for additional sums for further remedial activities at the Butler Tunnel site.

In February 1996, the Company's U.K. Subsidiary (British Alcan Aluminium plc ("British Alcan")) sold its investments in several of its Subsidiaries, including Magnesium Elektron, Inc. and Luxfer USA Limited, both located in the U.S. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities including those, inter alia, arising out of the following proceedings:

(a) Magnesium Elektron, Inc. ("MEI"; at the time, a Subsidiary of British Alcan) was sued, together with approximately 70 other defendants, alleging that MEI is a former owner/operator of a site which the plaintiffs currently own and that MEI's activities contributed to environmental contamination on the site. British Alcan believes that it has legal defences and intends to pursue them vigorously.

(b) Luxfer USA Limited ("Luxfer"; at the time, a Subsidiary of British Alcan) is a participant in a joint defence group with regard to waste Luxfer sent to the Omega hazardous waste site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totalling $11,800 for defence group costs and the removal of waste from the site, and large generators are cleaning up the site. Luxfer, being a small contributor, is discussing settlement offers.

(c) Luxfer is also a participant in a joint defence group formed to defend claims by numerous homeowners against various companies who allegedly disposed of industrial waste at a landfill in Monterey Park, California. There are many defendants and Luxfer was a minor contributor to the site. The discovery process is underway.

In connection with a property in New York State which was the site of an extrusion operation, Alcancorp retained liability for alleged contamination though the property was sold in 1996. The State has approved a Remedial Investigation Report negotiated between the New York State Department of Environmental Conservation ("NYDEC") and Alcancorp. A record of decision has been issued. The parties are negotiating a consent order to implement a modified record of decision. The clean-up costs are estimated to be $471,200.

Under the terms of sale of its metal goods division, Alcancorp retains liability for defending, as a third party defendant, a suit initiated in December 1995 by the State of New Jersey alleging that a disposal company used by the division disposed of hazardous material in a landfill. Including Alcancorp, there are 277 third-party defendants in this action.

Under the terms of sale of Alcan Building Products US, Alcancorp retains liability for defending against an administrative order and notice of civil penalty issued by the New Jersey EPA in October 1995 in connection with an alleged permit violation involving volatile organic compound emissions. In 1997, an administrative tribunal reduced the civil penalty by 40%. Both parties filed objections to the order, Alcancorp is seeking a reduction to 0% and New Jersey EPA is seeking 100%. An appeal by Alcancorp to the Court of Appeal was denied and Alcancorp has petitioned the Supreme Court of New Jersey.

INVESTIGATIONS

In certain government investigations of contamination by alleged hazardous wastes at sites in Kentucky, New York, Pennsylvania, Ohio, New Jersey, and Massachusetts (on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies), Alcancorp has contested its liability. The EPA has responded that it may file lawsuits against Alcancorp as to these sites. Alcancorp was advised of additional sites being similarly investigated. Alcancorp has been advised by the various authorities that it may be liable to contribute to the cost of the investigations and any possible remedial action for such sites. There can be no assurance that Alcancorp will not incur material clean-up costs as a result of these investigations.

At a plant site in Indiana, testing has revealed traces of trichloroethylene in the groundwater. Alcancorp investigated the matter with a third party who is believed to be responsible for the contamination and a voluntary remediation plan was filed with the State of Indiana. Under an interim settlement agreement, the third party agreed to assume 90% of the costs. The third party has refused to pay and Alcancorp has filed a lawsuit for indemnification and liability.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of holders of the Common Shares of Alcan was held on 22 November 1999 in relation to the proposed combination of Alcan, Pechiney and algroup. Although Shareholder approval was not required by law, Alcan's Board of Directors had decided to consult Shareholders in respect of the issuance of Common Shares pursuant to each of the Share Exchange Offers as a matter of good corporate governance due to the significance of the combination and its strategic importance to Alcan.

The Special Meeting was called to consider three resolutions. The first resolution was for approving the issuance of Common Shares under the terms of the Pechiney share exchange offer where Alcan offers to acquire all of the shares of Pechiney in exchange for Common Shares. The second resolution was for approving the issuance of Common Shares under the terms of the algroup share exchange offer where Alcan offers to acquire all the shares of algroup in exchange for Common Shares. The third resolution was to authorize the Board of Directors to change the name of the Company from 'Alcan Aluminium Limited/Alcan Aluminium Limitee' to another name determined by the Board of Directors. The number of votes cast in favour of all three resolutions exceeded 99% of the total votes cast by way of proxy.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report, the section titled "Common Shares" on page 69.

The number of holders of record of Shares on 14 February 2000 was approximately 19,511.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 56, note 16 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 16 of this report.)

Dividends paid on Shares held by non-residents of Canada generally will be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the United States, the treaty-reduced rate is currently 15%.

ITEM 6 SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

                                                                            YEARS ENDED 31 DECEMBER

                                                   --------------------------------------------------------------------------
                                                      1999            1998            1997           1996            1995
                                                   ------------    ------------    -----------    -----------     -----------
Sales and operating revenues                          7,324            7,789           7,777          7,614           9,287

Net income from continuing  operations
   before extraordinary item (Canadian GAAP)            460              399             468            410             543

Net income from continuing  operations
   before extraordinary item (U.S. GAAP)                455              417             504            420             561

Net income (Canadian GAAP)                              460              399             485            410             263

Net income (U.S. GAAP)                                  455              417             521            420             266

Total assets                                          9,849            9,901           9,374          9,228           9,736

Long-term debt (including current portion)            1,322            1,703           1,277          1,338           1,773

Net income per Share from continuing operations
   before extraordinary item (Canadian GAAP)           2.06             1.71            2.02           1.74            2.30

Net income per Share from continuing operations
   before extraordinary item (U.S. GAAP)               2.04             1.79            2.18           1.79            2.38

Net income per Share (Canadian GAAP)                   2.06             1.71            2.09           1.74            1.06

Net income per Share (U.S. GAAP)                       2.04             1.79            2.25           1.79            1.07

Cash dividends per Share                               0.60             0.60            0.60           0.60            0.45


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

See Annual Report, pages 45 to 47, note 5 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information required is incorporated by reference to the Annual Report, pages 20 through 38, the section titled "Management's Discussion and Analysis".

As the Company follows Canadian GAAP, reference should be made to note 5 to the Consolidated Financial Statements on pages 45 to 47 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP.

Refer to the section titled "Competition and Government Regulations" on page 16 of this report for a brief description of the Investment Canada Act as it applies to the Company.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has estimated the impact on 2000 net income of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 1999.

INTEREST RATES
The net income impact of a 10% movement in interest rates on the Company's invested surplus cash and time deposits at 31 December 1999 net of its variable rate debt outstanding at 31 December 1999 is immaterial.

FOREIGN CURRENCY EXCHANGE RATES
The effect of an adverse movement of 10% in foreign currency exchange rates on the Company's financial instruments (principally Canadian dollar forward and option contracts) outstanding at 31 December 1999 would be to reduce 2000 net income by approximately $8 million, of which $2 million relates to the cost of unexercised option premiums.

Because all of the Company's foreign currency forward positions are taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, any negative impact of currency movements on the forward exchange contracts would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.

DERIVATIVE COMMODITY CONTRACTS
The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward purchase and options contracts outstanding at 31 December 1999 would be to reduce 2000 net income by approximately $27 million, of which $3 million relates to the net cost of unexercised option premiums and $24 million to forward purchase contracts. These results reflect a 10% reduction from the 1999 year-end, three-month LME aluminum closing price of $1,650 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 1999.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements on pages 40 through 63 and the "Auditors' Report" on page 39 and the section titled "Quarterly Financial Data" on page 66.

Location of Financial Statements and other material required under this Item is found under Item 14 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

INFORMATION IN THIS PART IS BASED ON INFORMATION CONTAINED IN THE COMPANY'S MANAGEMENT PROXY CIRCULAR DATED 14 FEBRUARY 2000.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)       IDENTIFICATION OF DIRECTORS

The information required is incorporated by reference to the Management Proxy Circular, pages 5 to 8.

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until they cease to hold office as such.

(B)      IDENTIFICATION OF EXECUTIVE OFFICERS

The required particulars with respect to the Officers of the Issuer are as follows:



    NAME AND MUNICIPALITY OF                                 POSITION                              AGE
           RESIDENCE
---------------------------------            -------------------------------------------------     ---
J. BOUGIE, O.C.                              President and Chief Executive Officer                  52
Outremont, Quebec

R.L. BALL                                    Executive Vice President                               53
Beaconsfield, Bucks., England

R.B. EVANS                                   Executive Vice President, President, Alcan Global      52
Shaker Heights, Ohio                         Fabrication Group

E.P. LEBLANC                                 Executive Vice President, President, Alcan Primary     58
Westmount, Quebec                            Metal Group

B.W. STURGELL                                Executive Vice President, Corporate Development        50
Kiawah Island, South Carolina

S. THADHANI                                  Executive Vice President and Chief Financial Officer   60
Westmount, Quebec

C. CARROLL                                   Vice President, President, Alumina and Chemicals       44
Westmount, Quebec


D. GAGNIER                                   Vice President, Corporate Affairs, Environment,        53
Beaconsfield, Quebec                         Occupational Health & Safety


D. McAUSLAND                                 Vice President, Chief Legal Officer and Secretary      46
Beaconsfield, Quebec

G. OUELLET                                   Vice President, Human Resources                        57
Montreal, Quebec

G.R. LUCAS                                   Treasurer                                              46
Westmount, Quebec


All of the Officers of the Company have held their present positions or other executive positions with the Company or its Subsidiaries during the past five years, except as hereinafter described:

o prior to joining the Company in January 1997, Mr. Evans held senior management positions with the Kaiser Aluminum organization;

o prior to joining the Company in January 1995, Mr. Gagnier was president of a manufacturers' association in Canada and, prior to that, had held senior administrative positions with the Government of Canada (including its Privy Council Office).

o Prior to joining the Company in June 1999, Mr. McAusland was managing partner at the law firm Byers Casgrain and was President of the Montreal Board of Trade.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Management Proxy Circular, pages 15 to 26, the section titled "Executive Compensation".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference to the Management Proxy Circular, page 11, the section titled "Holdings of Shares and Deferred Share Units by Directors".

Directors and Executive Officers as a group beneficially own 133,554 Shares (including Shares over which control or direction is exercised). This represents 0.06% of Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Management Proxy Circular) to purchase 2,168,541 Shares.

In the case of each of the Directors and Named Executive Officers of Alcan except for Mr. Bougie, percentage of Shares held amount to less than 0.01% of the outstanding Shares. Mr. Bougie held 38,333 Shares and options to purchase 947,900 Shares which together would equal 0.45% of the outstanding Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Management Proxy Circular, page 27, the section titled "Indebtedness of Directors and Executive Officers".

In addition, the rate of interest charged was 4% in the first quarter of 1999 and 5% for the remainder of the year.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.  FINANCIAL STATEMENTS

          The information required is incorporated by reference to the Annual Report, pages 40 to 63 and the Auditors' Report on page 39 thereof.


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

                  10.1.1 Amendments dated 1 January 1992. (Incorporated by reference to exhibit 10.1.1 to the Annual Report on Form 10-K of the Company for 1991.)

                  10.1.2 Amendments dated 1 January 1990, Schedule 93-2. (Incorporated by reference to exhibit 10.1.2 to the Annual Report on Form 10-K of the Company for 1994.)

                  10.1.3   Amendments dated 1 January 1994, Schedule 93-3 and
                           Schedule 93-4. (Incorporated by reference to exhibit
                           10.1.3 to the Annual Report on Form 10-K of the Company for 1994.)

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

                  10.1.6   Amendments dated 1 January 1998 in Schedule 97-1,
                           30 March 1998 in Schedule 98-1 and 1 November 1998 in
                           Schedule 98-2. (Incorporated by reference to exhibit 10.1.6 to the Annual Report on Form 10-K of the Company for 1998.)

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

                  10.8.2 Amendments dated 23 September 1993. (Incorporated by reference to exhibit 10.8.2 to the Annual Report on Form 10-K of the Company for 1994.)

                  10.8.3 Amendments dated 1 November 1998 in Schedule 98-1. (Incorporated by reference to exhibit 10.8.3 to the Annual Report on Form 10-K of the Company for 1998.)

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

                  10.14 Employment Agreement dated 1 April 1999 with R.B. Evans. (Substantially similar agreements have been entered into with E.P. LeBlanc and S. Thadhani.) (Filed herewith.)

                  10.15 Change of Control Agreement dated 23 July 1999 with Jacques Bougie. (Substantially similar agreements have been entered into with B.W. Sturgell, R.B. Evans and E.P. LeBlanc.) (Filed herewith.)

          (13)  Annual Report. (Filed herewith.)

          (21) Subsidiaries and Related Companies of the Company. (Filed herewith.)

          (23)  Consent of Independent Accountants is on page 30.

          (24)  Powers of Attorney. (Filed  herewith.)

                24.1   Power of attorney of J. Bougie
                24.2   Power  of attorney of W. Chippindale
                24.3   Power of attorney of E.R. Clitheroe
                24.4   Power of attorney of T. Engen
                24.5   Power of attorney of J.R. Evans
                24.6   Power of attorney of J.E. Newall
                24.7   Power of attorney of P.H. Pearse
                24.8   Power of attorney of G. Russell
                24.9   Power of attorney of G. Saint-Pierre
                24.10  Power of attorney of P.M. Tellier
                24.11  Power of attorney of S. Thadhani
                24.12  Power of attorney of R. Genest

          (27)  Financial Data Schedule. (Filed herewith.)

          (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Incorporated by reference to exhibit 99 to the Annual Report on Form 10-K of the Company for 1997.)

          (99)  Management Proxy Circular.  (Filed herewith.)

(B)   REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K during the quarter ended 31 December 1999 concerning Item 5 thereof: "Other Events".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ALCAN ALUMINIUM LIMITED

23 March 2000                             By : /s/ John R. Evans
                                          ------------------------------------
                                          John R. Evans, Chairman of the Board
                                          By: Serge Fecteau, as Attorney-in fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 23 March 2000.

/s/ Jacques Bougie
----------------------------------------------
Jacques Bougie, Director, President and Chief
Executive Officer
(Principal Executive Officer)
By: Serge Fecteau, as Attorney-in fact

/s/ Warren Chippindale
----------------------------------------------
Warren Chippindale, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Eleanor R. Clitheroe
----------------------------------------------
Eleanor R. Clitheroe, Director
By: Serge Fecteau, as Attorney-in fact

/s/ John R. Evans
----------------------------------------------
John R. Evans, Chairman of the Board
By: Serge Fecteau, as Attorney-in fact

/s/ Travis Engen
----------------------------------------------
Travis Engen, Director
By: Serge Fecteau, as Attorney-in fact


----------------------------------------------
Allan E. Gotlieb, Director

/s/ J. E. Newall
------------------------------------------------------
J. E. Newall, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Peter H. Pearse
-----------------------------------------------------
Peter H. Pearse, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Sir George Russell
-----------------------------------------------------
Sir George Russell, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Guy Saint-Pierre
-----------------------------------------------------
Guy Saint-Pierre, Director
By: Serge Fecteau, as Attorney-in fact


-----------------------------------------------------
Gerhard Schulmeyer, Director

/s/ Paul M. Tellier
-----------------------------------------------------
Paul M. Tellier, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Suresh Thadhani
-----------------------------------------------------
Suresh Thadhani, Executive Vice President and Chief
Financial Officer  (Principal Financial Officer)
By: Serge Fecteau, as Attorney-in fact

/s/ Richard Genest
-----------------------------------------------------
Richard Genest, Corporate Controller
(Principal Accounting Officer)
By: Serge Fecteau, as Attorney-in fact

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Directors of Alcan Aluminium Limited:

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716, 33-61790 and 333-89711) and on Form S-3 (Nos. 2-78568, 2-78713,
33-82754 and 333-76535) of Alcan Aluminium Limited of our Report, dated
10 February 2000 appearing on page 39 of the 1999 Annual Report to Shareholders. Our Report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.

Montreal, Canada
23 March 2000                                    /s/ PricewaterhouseCoopers LLP
                                                 ------------------------------
                                                 PricewaterhouseCoopers LLP

COMMENTS BY AUDITORS FOR U.S. READERS ON
CANADA-U.S. REPORTING DIFFERENCES

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of a company's financial statements, such as the change described in Note 3 to the Consolidated Financial Statements. Our report to the Shareholders dated 10 February 2000 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

Montreal, Canada
23 March 2000                                    /s/ PricewaterhouseCoopers LLP
                                                 ------------------------------
                                                 PricewaterhouseCoopers LLP