Form 10-Q
period 2000-03-31
ALCAN ALUMINIUM LTD /NEW
filed 2000-05-15
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] , No [ ]

At March 31, 2000, the registrant had 218,805,989 shares of common stock (without nominal or par value) outstanding.

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

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31

(IN MILLIONS OF US$, EXCEPT PER SHARE
AMOUNTS)                                                                                   2000                     1999
                                                                                       -----------                ---------
REVENUES

  Sales and operating revenues                                                         $     1,962                $   1,822
  Other income                                                                                  17                       19
                                                                                       -----------                ---------

                                                                                             1,979                    1,841
                                                                                       -----------                ---------

COSTS AND EXPENSES

  Cost of sales and operating expenses                                                       1,454                    1,468
  Depreciation                                                                                 116                      118
  Selling, administrative and general expenses                                                  89                      109
  Research and development expenses                                                             17                       16
  Interest (note 9)                                                                              6                       22
  Other expenses (note 8)                                                                       20                       32
                                                                                       -----------                ---------

                                                                                             1,702                    1,765
                                                                                       -----------                ---------

Income before income taxes and other items                                                     277                       76
Income taxes (note 3)                                                                          104                       34
                                                                                       -----------                ---------

Income before other items                                                                      173                       42
Equity loss                                                                                      -                       (2)
Minority interests                                                                               1                       (2)
                                                                                       -----------                ----------

NET INCOME                                                                             $       174                $      38
Dividends on preference shares                                                                   2                        3
                                                                                       -----------                ---------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                                         $       172                $      35
                                                                                       -----------                ---------

NET INCOME PER COMMON SHARE (NOTE 4)                                                   $      0.78                $    0.16
                                                                                       -----------                ---------

DIVIDENDS PER COMMON SHARE                                                             $      0.15                $    0.15
                                                                                       -----------                ---------

ALCAN ALUMINIUM LIMITED




INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)


-------------------------------------------------------------------------------------------------------------------

Three months ended March 31
(IN MILLIONS OF US$)                                                                      2000                1999
                                                                                         ------              ------

RETAINED EARNINGS - BEGINNING OF PERIOD                                                  $4,227              $4,078

Net income                                                                                  174                  38

Amount related to common shares purchased for cancellation                                    -                 171

Dividends       -  Common                                                                    33                  33
                -  Preference                                                                 2                   3
                                                                                         ------              ------


RETAINED EARNINGS - END OF PERIOD                                                        $4,366              $3,909
                                                                                         ======              ======

                            ALCAN ALUMINIUM LIMITED




INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2000)


---------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS OF US$)                                                         MARCH 31, 2000         December 31, 1999
                                                                            ----------------        -----------------

ASSETS

CURRENT ASSETS

    Cash and time deposits                                                       $   112                 $   315

    Receivables                                                                    1,355                   1,299

    Inventories     -   Aluminum                                                     837                     778
                    -   Raw materials                                                290                     298
                    -   Other supplies                                               188                     200
                                                                                 -------                 -------

                                                                                   1,315                   1,276
                                                                                 -------                 -------


TOTAL CURRENT ASSETS                                                               2,782                   2,890
                                                                                 -------                 -------

Deferred charges and other assets (note 1)                                           540                     525
Property, plant and equipment
    Cost (excluding Construction work in progress)                                11,632                  11,771
    Construction work in progress                                                  1,485                   1,220
    Accumulated depreciation                                                       6,535                   6,557
                                                                                 -------                 -------

                                                                                   6,582                   6,434
                                                                                 -------                 -------

TOTAL ASSETS                                                                    $  9,904                 $ 9,849
                                                                                ========                 =======

                            ALCAN ALUMINIUM LIMITED

(unaudited for 2000)


------------------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS OF US$, EXCEPT PER SHARE AMOUNTS)                                        MARCH 31, 2000          December 31, 1999
                                                                                 ----------------------    -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Payables                                                                         $      1,229                $      1,237
    Short-term borrowings                                                                     159                         167
    Income and other taxes                                                                     65                          31
    Debt maturing within one year                                                             322                         311
                                                                                     ------------                ------------

                                                                                            1,775                       1,746
                                                                                     ------------                ------------

Debt not maturing within one year                                                             877                       1,011
Deferred credits and other liabilities                                                        574                         563
Deferred income taxes                                                                         807                         781
Minority interests                                                                            209                         207

SHAREHOLDERS' EQUITY

    Redeemable non-retractable preference shares                                              160                         160
    Common shareholders' equity
       Common shares                                                                        1,243                       1,230
       Retained earnings                                                                    4,366                       4,227
       Deferred translation adjustments                                                      (107)                        (76)
                                                                                     ------------                ------------

                                                                                            5,502                       5,381
                                                                                     ------------                ------------

Total shareholders' equity                                                                  5,662                       5,541
                                                                                     ------------                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $      9,904                $      9,849
                                                                                     ------------                ------------

COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE                                         $      25.14                $      24.65
                                                                                     ------------                ------------

RATIO OF TOTAL BORROWINGS TO EQUITY                                                         19:81                       21:79

                            ALCAN ALUMINIUM LIMITED




INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31
(IN MILLIONS OF US$)                                                                   2000                           1999
                                                                                   -----------                     -----------

OPERATING ACTIVITIES

  Net income                                                                       $       174                     $        38
  Adjustments to determine cash from
   operating activities:
     Depreciation                                                                          116                             118
     Deferred income taxes                                                                  34                              (3)
     Equity loss - net of dividends                                                          -                               2
     Change in operating working capital                                                   (87)                             39
     Change in deferred charges, other assets,
       deferred credits and other liabilities  -  net                                        -                              25
     Loss on sales of businesses  -  net                                                     -                               4
     Other  -  net                                                                          (1)                              7
                                                                                   -----------                     -----------

CASH FROM OPERATING ACTIVITIES                                                             236                             230
                                                                                   -----------                     -----------

FINANCING ACTIVITIES

  New debt                                                                                   -                               2
  Debt repayments                                                                         (111)                            (26)
                                                                                   -----------                     -----------
                                                                                          (111)                            (24)
  Short-term borrowings  -  net                                                            (10)                             81
  Common shares purchased for cancellation                                                   -                            (219)
  Common shares issued                                                                      13                               4
  Dividends - Alcan shareholders (including preference)                                    (35)                            (36)
                                                                                   -----------                     -----------

CASH USED FOR FINANCING ACTIVITIES                                                        (143)                           (194)
                                                                                   -----------                     -----------

INVESTMENT ACTIVITIES

  Property, plant and equipment                                                           (298)                           (206)
  Net proceeds from disposal of businesses,
    investments and other assets                                                             3                             191
                                                                                   -----------                     -----------

CASH USED FOR INVESTMENT ACTIVITIES                                                       (295)                            (15)
                                                                                   -----------                     -----------
Effect of exchange rate changes
  on cash and time deposits                                                                 (1)                            (11)
                                                                                   -----------                     -----------

INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                                             (203)                             10
Cash of companies deconsolidated                                                             -                              (2)
Cash and time deposits  -  beginning of period                                             315                             615
                                                                                   -----------                     -----------

Cash and time deposits  -  end of period                                           $       112                     $       623
                                                                                   ===========                     ===========

                            ALCAN ALUMINIUM LIMITED




INFORMATION BY OPERATING SEGMENT
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31

(IN MILLIONS OF US$)

                                                            SALES AND OPERATING REVENUES
                                              ---------------------------------------------------------            OPERATING
                                                                   FIRST QUARTER                                    INCOME
                                              ---------------------------------------------------------     ------------------------
                                                    INTERSEGMENT                  THIRD PARTIES                  FIRST QUARTER
                                              -------------------------     ---------------------------     ------------------------
                                                 2000          1999            2000            1999           2000           1999
                                              ----------    -----------     -----------     -----------     ----------    ----------


Primary metal group                             $ 419         $ 313           $  456          $  409        $ 234           $ 34

Global fabrication group                           11             -            1,500           1,410           72             45

Intersegment and other items                     (430)         (313)               6               3          (10)            29
                                                -----         -----           ------          ------         ----           ----

                                                $   -         $   -           $1,962          $1,822          296            108
                                                =====         =====           ======          ======

RECONCILIATION TO NET INCOME

    Equity loss                                                                                                 -             (2)
    Corporate offices                                                                                         (12)           (12)
    Interest                                                                                                   (6)           (22)
    Income taxes                                                                                             (104)           (34)
                                                                                                            -----           ----

    NET INCOME                                                                                              $ 174           $ 38
                                                                                                            =====           ====

                            ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                  (UNAUDITED)

                 (IN MILLIONS OF US$, EXCEPT PER SHARE AMOUNTS)




1.  COMBINATION AGREEMENT WITH PECHINEY AND ALUSUISSE LONZA GROUP LTD.

    On September 15, 1999, the Company entered into a three-way combination agreement with Pechiney and Alusuisse Lonza Group Ltd. (algroup). On April 13, 2000, in view of objections raised by the European Commission in its review of the proposed combination, the three companies announced their decision not to proceed with the three-way merger and terminated the combination agreement insofar as Pechiney is concerned.

    The combination agreement between the Company and algroup remains in effect with respect to their two-way merger and is subject to acceptance by holders of at least 67% of algroup shares.

    Included in Deferred charges and other assets at March 31, 2000, was an amount of $26 of costs related to the proposed transaction.

--------------------------------------------------------------------------------

2.  RECONCILIATION OF CANADIAN AND U.S. GAAP

    Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

    RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                                                   F I R S T   Q U A R T E R
                                                          --------------------------------------------------------------------------
                                                                         2000                                   1999
                                                          ------------------------------------    ----------------------------------
                                                                               $ PER COMMON                           $ PER COMMON
                                                                 $                 SHARE                $                SHARE
                                                          ----------------    ----------------    ---------------    ---------------

    Net income - as reported                                       174                                     38

    Differences due to:

       Foreign currency translation                                 (3)                                    (1)
       Other                                                         -                                      1
                                                            ----------                              ---------

    Net income - U.S. GAAP                                         171                                     38
                                                            ----------                              ---------
    Net income attributable to common
       shareholders as reported                                    172                0.78                 35               0.16
                                                            ----------          ----------          ---------        -----------
    Net income attributable to common
       shareholders - U.S. GAAP                                    169                0.77                 35               0.16
                                                            ----------          ----------          ---------         ----------

                                                                                   F I R S T   Q U A R T E R
                                                          --------------------------------------------------------------------------
                                                                         2000                                   1999
                                                          ------------------------------------    ----------------------------------
                                                            AS REPORTED          U.S. GAAP          As reported         U.S. GAAP
                                                          ----------------    ----------------    -----------------    -------------
    Deferred charges and other assets
    -  March 31                                             $      540          $      545            $    536          $     587

    Retained earnings - March 31                                 4,366               4,409               3,909              3,960

    Deferred translation
       adjustments (DTA) - March 31                         $     (107)         $     (163)           $    (40)         $     (94)


                                                                                                            FIRST QUARTER

                                                                                                  ----------------------------------
                                                                                                        2000               1999
                                                                                                  -----------------    -------------

    COMPREHENSIVE INCOME (U.S. GAAP ONLY)

    Net income                                                                                      $      171          $      38
    Net change in deferred translation adjustments                                                         (31)               (70)
    Net change in market value of available-for-sale securities                                             (2)                 4
                                                                                                    ----------          ---------
    Comprehensive income                                                                            $      138          $     (28)
                                                                                                    ==========          =========


    ACCUMULATED OTHER COMPREHENSIVE INCOME (U.S. GAAP ONLY)

    Accumulated other comprehensive income - beginning of year                                      $     (113)         $      21
    Change in deferred translation adjustments                                                             (31)               (70)
    Change in excess of market value over book value of
       available-for-sale securities                                                                        (2)                 4
                                                                                                    ----------          ---------
    Accumulated other comprehensive income - March 31                                               $     (146)         $     (45)
                                                                                                    ==========          =========

------------------------------------------------------------------------------------------------------------------------------------

3.  INCOME TAXES

                                                                                                            FIRST QUARTER
                                                                                                  ----------------------------------
                                                                                                        2000               1999
                                                                                                  -----------------    -------------

    Current                                                                                           $     70          $      37
    Deferred                                                                                                34                 (3)
                                                                                                      --------          ---------
                                                                                                      $    104          $      34
                                                                                                      ========          =========

    The composite of the applicable statutory corporate income tax rates in Canada is 40.3% (40.4% for 1999).

    The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to investment and other allowances.

    In 1999, the difference is primarily attributable to the currency revaluation of deferred income taxes, partially offset by reduced rate or tax-exempt items.

4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (first quarter 2000: 218.7 million; 1999:
     222.0 million). As at March 31, 2000, there were 218,805,989 common shares outstanding.

--------------------------------------------------------------------------------

5.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS                       F I R S T  Q U A R T E R
     -----------------------                  ----------------------------------
                                                    2000               1999
                                              ---------------    ---------------

     Interest paid                                 $    26          $     33
     Income taxes paid                             $    19          $      2

--------------------------------------------------------------------------------

6.   SALE OF INDIAN ALUMINIUM COMPANY, LIMITED

     On March 23, 2000, the Company announced the sale of its 54.62% interest in Indian Aluminium Company, Limited to Hindalco Industries Limited (Hindalco). The Company and Hindalco plan to complete this $169 cash transaction following the approval of Indian authorities.

--------------------------------------------------------------------------------

7.   ACQUISITION OF ALUMINIUM OF KOREA LIMITED

     In May 2000, the Company's subsidiary Alcan Taihan Aluminum Limited
     (ATA), acquired a 95% interest in Aluminium of Korea Limited for $200 in cash and the assumption of $95 of debt. As a result of the transaction, the Company now owns 66% of ATA.

--------------------------------------------------------------------------------

8.   DEBT NOT MATURING WITHIN ONE YEAR

     During the first quarter of 2000, the Company redeemed $100 of 9.5% debentures at a price of 104.64%. The loss on redemption of $3 is included in Other expenses.

--------------------------------------------------------------------------------

9.   CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the first quarter were $22 ($32 in 1999) of which $16 ($10 in 1999) was capitalized.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Highlights (US$ millions,                     FIRST  QUARTER    FOURTH QUARTER
     except per share amounts)                    ----------------   --------------
                                                   2000      1999         1999
                                                  ------    ------       ------

     Sales and operating revenues                  1,962    1,822        1,906

     Net income                                      174       38          193
     Net income per common share                    0.78     0.16         0.87

     Economic Value Added (EVA)(R)                    52     (106)          60

(R) EVA is a registered trademark of Stern, Stewart & Company

The Company reports first quarter consolidated net income of US$174 million compared to US$38 million in the first quarter of 1999 and to US$193 million in the previous quarter, which included net non-operating gains of US$40 million. After preference share dividends, net income per common share for the quarter is 78 cents compared to 16 cents a year earlier and to 87 cents (69 cents on an operating basis) in the fourth quarter of 1999.

Operating earnings per share were almost five times the year-ago level and were 13% higher than the fourth quarter of 1999, continuing the trend of improving quarterly earnings.

The momentum of improving earnings that began in the second quarter of last year continued, reflecting increased fabricated sales volumes, improving metal prices and lower unit costs.

During the quarter, Alcan made further steps in its growth strategy with the acquisition of Aluminum of Korea (Koralu) in South Korea which, in conjunction with last year's acquisition of Alcan Taihan Aluminum, will provide the platform for strong growth in sales and earnings in the Asian region. While the proposed merger with Pechiney has not proven possible, we look forward to the completion of the merger with algroup of Switzerland and the additional growth opportunities that it will provide.

The continuing strong level of Economic Value Added (EVA(R)) and the substantial year-over-year improvement reflect ongoing strong operating results and the benefits derived from higher metal prices as well as Alcan's Full Business Potential (FBP) program.

                                                   FIRST  QUARTER    FOURTH QUARTER
     Volumes (thousands of tonnes)                ----------------   --------------
                                                   2000      1999         1999
                                                  ------    ------       ------

     Shipments
          Ingot products*                            193       221          218
          Fabricated products                        511       461          480
     Fabrication of customer-owned metal              77        66           87
                                                  ------    ------       ------
     Total volume                                    781       748          785
                                                  ======    ======       ======

     Ingot product realizations (US$ per tonne)    1,753     1,385        1,643
     Fabricated product realizations
         (US$ per tonne)                           2,682     2,702        2,607
     Average London Metal Exchange (LME)
         3-month price (US$ per tonne)             1,652     1,212        1,534

* Includes primary and secondary ingot and scrap

Sales and operating revenues for the quarter were some 8% above the year-ago quarter, reflecting both improved shipments and ingot realizations, and were 3% higher than in the fourth quarter of 1999, reflecting improved realizations on similar volumes.

Total fabricated product volumes, which include products fabricated from customer-owned metal, reached a record level of 588 thousand tonnes (kt) in the quarter, compared to 567 kt in the fourth quarter, and were 12% ahead of volumes a year earlier. The effect of acquisitions and disposals accounted for about 2% of the year-over-year increase with the remainder coming from existing operations.

Average ingot product realizations of US$1,753/tonne were 7% ahead of the fourth quarter 1999 and 27% ahead of year-ago levels, due mainly to the improving prices on the London Metal Exchange (LME).

Fabricated product realizations improved from the fourth quarter of 1999 reflecting improving LME prices offset in part by weaker European currencies against the dollar. The decline compared to the year-ago quarter results principally form weaker European currencies and changes in product mix due to the sale of certain downstream businesses.

OPERATING SEGMENT REVIEW

The Company reports selected information by major product sector, viewed on a stand-alone basis. Transactions between product sectors are conducted on a arm's length basis and reflect market-related prices. Thus, income from primary metal operations is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations. Income from fabricated product businesses represents only the fabricating profit on rolled products and downstream businesses.

                                               FIRST  QUARTER     FOURTH QUARTER
     (US$ millions)                          ------------------   --------------
                                              2000         1999         1999
                                              ----         ----         ----
     Operating income
       Primary metal group                     234          34          144
       Global fabrication group                 72          45           84
       Intersector and other items             (10)         29           26
                                              ----        ----         ----
                                               296         108          254

     Equity loss                                --          (2)          --
     Corporate offices                         (12)        (12)          (8)
     Interest                                   (6)        (22)         (16)
     Income taxes                             (104)        (34)         (37)
                                              ----        ----         ----
     Net income                                174          38          193
                                              ====        ====         ====

First quarter income for the primary metal group showed a strong improvement over both the year-ago and prior quarters, reflecting higher sales realizations resulting from increased LME metal prices. Also, the fourth quarter of 1999 included pre-tax rationalization costs of US$9 million. On May 10, 2000, the company announced the restart of 110,000 tonnes of idled capacity, to be brought on stream by the end of November. This will result in some 25,000 tonnes of increased primary production in the current year.

In the global fabrication group, operating profits continued to show healthy year-over-year improvements, although profits were somewhat below those in the fourth quarter of 1999. The time lag in passing on the increased in metal prices resulting in a squeeze in fabricating margins. In North America, sales volume increased some 6% from the year-ago quarter and the fourth quarter of 1999. European shipments were strong with a 15% improvement over a year earlier and 8% over shipments in the fourth quarter of 1999. In South America, sales volumes were slightly lower than in the previous quarter but well above year-ago levels. Demand conditions in Brazil are expected to improve in the remainder of 2000. In Asia, demand continued to be strong.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. In the first quarter of 2000 and the fourth quarter of 1999, with rising ingot prices, profits were deferred. For the first quarter of 1999, as ingot prices decreased, previously deferred profits on intersector sales were realized. Also included in this category is interest income and, for the fourth quarter of 1999, a pre-tax gain of US$20 million on the sale of assets, principally property in the UK.

Lower debt levels and the capitalization of interest related to the Alma project, expected to start up in the fall of 2000, resulted in interest expense of US$6 million in the first quarter, down from US$22 million in the year-ago quarter and US$16 million in the fourth quarter of 1999.

The effective income tax rate for the quarter was 37.5% down from 44.7% in the year-ago quarter due principally to the effect of a non-cash charge of US$9 million included in the prior year's first quarter results relating to the currency revaluation of the deferred income tax liabilities caused by a strengthening Canadian dollar. Income taxes for the fourth quarter of 1999 included a favourable adjustment relating to prior periods of US$31 million as well as a non-cash charge of US$3 million relating to the currency revaluation of the deferred income tax liability.

GEOGRAPHIC REVIEW

     Net income (Loss)                        FIRST  QUARTER    FOURTH QUARTER
     (US$ millions)                          ----------------   --------------
                                              2000      1999         1999
                                             ------    ------       ------

     Canada                                      85      (27)         113
     United States                               44       34           47
     South America                                8       (9)           8
     Europe                                      36        8           18
     Asia and Pacific                             6       16           11
     Other (including eliminations)              (5)      16           (4)
                                                ---      ---          ---
                                                174       38          193
                                                ===      ===          ===

In Canada, the improvement in operating net income over the year-ago quarter and the prior quarter reflects the impact of higher metal prices. The fourth quarter of 1999 also included a favourable tax adjustment of US$31 million as well as an overall lower effective tax rate. The first quarter of 2000 includes a loss on redemption of debt.

In the United States, earnings are down slightly from the fourth quarter of 1999, principally due to the time lag in passing on increases in metal prices to certain customers. However, earnings are well ahead of those in the first quarter of 1999, with the improvement primarily reflecting a strengthening in the primary metal price.

Operating results in South America were in line with those in the prior quarter and are substantially improved from the first quarter of 1999 when results were adversely affected by the severe economic recession and currency devaluation in Brazil.

In Europe, earnings improved in the first quarter due primarily to stronger metal prices.

Results in the Asia and Pacific region for the quarter were down largely due to initial expenses related to the Korean acquisition.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first quarter of 2000 was $236 million, similar to $230 million in the comparable period of 1999. Although net income was substantially higher in the current year's quarter, rising metal prices resulted in an increase in cash required for working capital of $87 million, compared to a reduction in the prior period of $39 million.

FINANCING ACTIVITIES

Cash used for financing activities in the first quarter of 2000 was $143 million compared to $194 million in the comparable period of 1999. The 2000 figure is primarily due to the redemption of $100 million 9.5% debentures at a price of 104.64%. The 1999 period reflects the expenditure of $219 million to repurchase for cancellation 8.8 million common shares, offset in part by an increase in short-term borrowings of $81 million. The debt equity ratio at March 31, 2000, was 19:81 compared to 21:79 at the end of 1999 and 25:75 a year ago. Total debt at March 31, 2000, was $1,358 million versus $1,806 million at the same date last year.

At the end of the first quarter of 2000, the Company had cash and time deposits of $112 million compared to $623 million a year earlier.

INVESTMENT ACTIVITIES

Capital expenditures during the first quarter of 2000 were $298 million, compared to $206 million a year earlier. The major project during the quarter was the Alma, Quebec aluminum smelter, which is due to begin production in autumn of 2000. During the quarter, the acquisition of Koralu was announced and this transaction was completed on May 9, 2000. Koralu's operations will be held through 66%-owned Alcan Taihan Aluminum.

Also during the quarter, the sale of the Company's 54.62% holding in Indian Aluminium Company, Limited was announced, subject to regulatory clearances. In the first quarter of 1999, net proceeds from the disposal of business were $191 million, principally the sale of the alumina plant in Aughinish, Ireland.

FINANCIAL INSTRUMENTS - CURRENCY HEDGING FOR ALMA SMELTER

Through a combination of option contracts and forward exchange contracts totaling $529 million at March 31, 2000, and maturing over various periods in 2000, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

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

CAUTIONARY STATEMENT

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No.99.2.

PART II.  OTHER INFORMATION




ITEMS 1. THROUGH 4.

The registrant has nothing to report under these items.


ITEM 5.  OTHER INFORMATION
         -----------------

The Company filed a registration statement under the Securities Act of 1933 to cover Alcan Common Shares that would have been issued to Pechiney shareholders in connection with the proposed three-way combination of the Company, Pechiney and algroup. The combination agreement executed by the parties was on file with the Commission as an annex to the registration statement. As a result of the termination of the combination agreement with respect to Pechiney (for reasons set forth in Alcan's Form 8-K filed on March 15, 2000), Alcan has filed an application to withdraw the registration statement. However, the combination agreement remains in effect with respect to algroup and, as a material agreement of Alcan, is being filed as an exhibit to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
     (a)  Exhibits

          (27)    Financial Data Schedule.  (Filed herewith)

          (99.1)  Combination Agreement. (Filed herewith)

          (99.2) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the three months ended March 31, 2000:

          1. On March 15, 2000 a report was filed reporting the announcement of the termination of the three-way agreement as it relates to Pechiney.

          2. On March 22, 2000 a report on Form 8-K/A was filed amending the March 15, 2000 report by adding the termination agreement in relation with Pechiney.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALCAN ALUMINIUM LIMITED

Dated: May 15, 2000                   By:      /S/  GLENN R. LUCAS
                                               --------------------------
                                               Glenn R. Lucas
                                               Treasurer
                                               (A Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description

(27)     Financial Data Schedule.


(99.1)   Combination Agreement.


(99.2) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.