Form 10-Q
period 2000-06-30
ALCAN ALUMINIUM LTD /NEW
filed 2000-08-11
CIK 4285

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes (X)          No ____

At June 30, 2000, the registrant had 215,854,927 shares of common stock (without nominal or par value) outstanding.


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

Item 1. FINANCIAL STATEMENTS

                             ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
--------------------------------------------------------------------------------

                                                      Second Quarter         Six Months
Periods ended June 30                                -----------------    -----------------
(in millions of US$, except per share amounts)         2000      1999      2000      1999
                                                     -------   -------    -------   -------
REVENUES
  Sales and operating revenues                       $ 2,025   $ 1,776    $ 3,987   $ 3,598
  Other income (notes 6 and 8)                            38        59         55        78
                                                     -------   -------    -------   -------
                                                       2,063     1,835      4,042     3,676
                                                     -------   -------    -------   -------
COSTS AND EXPENSES
  Cost of sales and operating expenses                 1,560     1,396      3,014     2,864
  Depreciation                                           114       117        230       235
  Selling, administrative and general expenses            89        97        178       206
  Research and development expenses                       16        16         33        32
  Interest (note 10)                                      10        22         16        44
  Other expenses (notes 1 and 9)                          34        45         54        77
                                                     -------   -------    -------   -------
                                                       1,823     1,693      3,525     3,458
                                                     -------   -------    -------   -------
Income before income taxes and other items               240       142        517       218
Income taxes (note 3)                                     88        69        192       103
                                                     -------   -------    -------   -------
Income before other items                                152        73        325       115
Equity income (loss)                                       -         1          -        (1)
Minority interests                                         1        (3)         2        (5)
                                                     -------   -------    -------   -------
NET INCOME                                           $   153   $    71    $   327   $   109
Dividends on preference shares                             3         1          5         4
                                                     -------   -------    -------   -------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS       $   150   $    70    $   322   $   105
                                                     -------   -------    -------   -------
Net income per common share (note 4)                 $  0.70   $  0.32    $  1.48   $  0.48
                                                     -------   -------    -------   -------
Dividends per common share                           $  0.15   $  0.15    $  0.30   $  0.30
                                                     -------   -------    -------   -------

ALCAN ALUMINIUM LIMITED


INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(UNAUDITED)
-------------------------------------------------------------------------------


Six months ended June 30
(in millions of US$)                                      2000            1999
                                                        -------         -------

RETAINED EARNINGS - BEGINNING OF PERIOD                 $ 4,227         $ 4,078

Net income                                                  327             109

Amount related to common shares purchased
  for cancellation (note 11)                               (109)           (171)

Dividends  - Common                                         (65)            (66)
           - Preference                                      (5)             (4)
                                                        -------         -------

RETAINED EARNINGS - END OF PERIOD                       $ 4,375         $ 3,946
                                                        =======         =======

ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2000)

--------------------------------------------------------------------------------


(in millions of US$)                            June 30, 2000      December 31, 1999
                                                -------------      -----------------


ASSETS
------

CURRENT ASSETS

  Cash and time deposits                           $    88               $   315

  Receivables                                        1,468                 1,299

  Inventories - Aluminum                               845                   778
              - Raw materials                          290                   298
              - Other supplies                         173                   200
                                                   -------               -------
                                                     1,308                 1,276
                                                   -------               -------


TOTAL CURRENT ASSETS                                 2,864                 2,890
                                                   -------               -------

Deferred charges and other assets (note 1)             514                   525
Property, plant and equipment
  Cost (excluding Construction work in progress)    11,721                11,771
  Construction work in progress                      1,759                 1,220
  Accumulated depreciation                           6,582                 6,557
                                                   -------               -------

                                                     6,898                 6,434
                                                   -------               -------

TOTAL ASSETS                                       $10,276               $ 9,849
                                                   =======               =======


ALCAN ALUMINIUM LIMITED

(unaudited for 2000)

-------------------------------------------------------------------------------------

(in millions of US$, except per share amounts)
                                                  June 30, 2000      December 31, 1999
                                                  -------------      -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

  Payables                                         $  1,380              $ 1,237
  Short-term borrowings                                 586                  167
  Income and other taxes                                 35                   31
  Debt maturing within one year (note 9)                232                  311
                                                   --------              -------
                                                      2,233                1,746
                                                   --------              -------

Debt not maturing within one year                       803                1,011
Deferred credits and other liabilities                  575                  563
Deferred income taxes                                   798                  781
Minority interests                                      204                  207

SHAREHOLDERS' EQUITY

  Redeemable non-retractable preference shares          160                  160

  Common shareholders' equity
    Common shares (note 11)                           1,222                1,230
    Retained earnings                                 4,375                4,227
    Deferred translation adjustments                    (94)                 (76)
                                                   --------              -------
                                                      5,503                5,381
                                                   --------              -------
Total shareholders' equity                            5,663                5,541
                                                   --------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 10,276              $ 9,849
                                                   --------              -------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE       $  25.64              $ 24.65
                                                   --------              -------
RATIO OF TOTAL BORROWINGS TO EQUITY                   22:78                21:79
                                                   --------              -------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

-------------------------------------------------------------------------------

Six months ended June 30
(in millions of US$)                                       2000      1999
                                                           ----      ----

OPERATING ACTIVITIES

  Net income                                               $ 327    $ 109
  Adjustments to determine cash from
    operating activities:
     Depreciation                                            230      235
     Deferred income taxes                                    65       41
     Equity loss - net of dividends                            1        2
     Change in operating working capital                    (127)      95
     Change in deferred charges, other assets,
       deferred credits and other liabilities - net           30       60
     Gain on sales of businesses - net                       (10)     (42)
     Other - net                                             (14)      16
                                                           -----    -----

CASH FROM OPERATING ACTIVITIES                               502      516
                                                           -----    -----

FINANCING ACTIVITIES

  New debt                                                     1        3
  Debt repayments                                           (270)     (57)
                                                           -----    -----
                                                            (269)     (54)

  Short-term borrowings - net                                399        8
  Common shares purchased for cancellation                  (133)    (219)
  Common shares issued                                        16       10
  Dividends - Alcan shareholders (including preference)      (70)     (70)
            - Minority interests                               -       (3)
                                                           -----    -----

CASH USED FOR FINANCING ACTIVITIES                           (57)    (328)
                                                           -----    -----

INVESTMENT ACTIVITIES

  Property, plant and equipment                             (647)    (478)
  Investments                                               (200)       -
  Net proceeds from disposal of businesses,
    investments and other assets                             173      302
                                                           -----    -----

CASH USED FOR INVESTMENT ACTIVITIES                         (674)    (176)
                                                           -----    -----
Effect of exchange rate changes
  on cash and time deposits                                   (3)      (9)
                                                           -----    -----

INCREASE (DECREASE) IN CASH AND TIME DEPOSITS               (232)       3
Cash of companies consolidated (deconsolidated)                5       (2)
Cash and time deposits - beginning of period                 315      615
                                                           -----    -----

Cash and time deposits - end of period                     $  88    $ 616
                                                           =====    =====

                            ALCAN ALUMINIUM LIMITED

INFORMATION BY OPERATING SEGMENT
(unaudited)

------------------------------------------------------------------------------------------

Periods ended June 30
(in millions of US$)

                                   SALES AND OPERATING REVENUES
                               --------------------------------------       OPERATING
                                          Second Quarter                     INCOME
                               ---------------------------------------    --------------
                                  Intersegment         Third Parties      Second Quarter
                               ------------------    -----------------   ---------------
                                2000        1999      2000       1999     2000     1999
                               ------      ------    ------     ------   ------   ------


Primary metal group            $   371    $   317    $   430   $   381   $   160   $    31
Global fabrication group             2          -      1,589     1,393        58        77
Intersegment and other items      (373)      (317)         6         2        45        61
                               -------    -------    -------   -------   -------   -------

                               $     -    $     -    $ 2,025   $ 1,776       263       169
                               =======    =======    =======   =======

Reconciliation to net income

  Equity income                                                                -         1
  Corporate offices                                                          (12)       (8)
  Interest                                                                   (10)      (22)
  Income taxes                                                               (88)      (69)
                                                                         -------   -------

  NET INCOME                                                             $   153   $    71
                                                                         =======   =======


------------------------------------------------------------------------------------------


                                   SALES AND OPERATING REVENUES
                               --------------------------------------       OPERATING
                                             Six Months                       INCOME
                               ---------------------------------------    --------------
                                  Intersegment         Third Parties        Six Months
                               ------------------    -----------------    --------------
                                2000        1999      2000       1999     2000     1999
                               ------      ------    ------     ------   ------   ------


Primary metal group            $   790    $   630    $   886   $   790   $   394   $    65
Global fabrication group            13          -      3,089     2,803       130       122
Intersegment and other items      (803)      (630)        12         5        35        90
                               -------    -------    -------   -------   -------   -------

                               $     -    $     -    $ 3,987   $ 3,598       559       277
                               =======    =======    =======   =======

Reconciliation to net income

  Equity loss                                                                  -        (1)
  Corporate offices                                                          (24)      (20)
  Interest                                                                   (16)      (44)
  Income taxes                                                              (192)     (103)
                                                                          -------   -------

  NET INCOME                                                              $   327   $   109
                                                                          =======   =======


                             ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)
                 (in millions of US$, except per share amounts)

1.   COMBINATION AGREEMENT WITH PECHINEY AND ALUSUISSE LONZA GROUP LTD.

     On September 15, 1999, the Company entered into a three-way combination agreement with Pechiney and Alusuisse Lonza Group Ltd. (algroup). On April 13, 2000, in view of objections raised by the European Commission in its review of the proposed combination, the three companies announced their decision not to proceed with the three-way merger and terminated the combination agreement insofar as Pechiney is concerned. As a result, $5 of deferred transaction costs have been written off and included in Other expenses in the second quarter of 2000.

     The combination agreement between the Company and algroup, as amended on June 1, 2000, remains in effect with respect to their two-way merger and is subject to acceptance by holders of at least 67% of algroup shares. Included in Deferred charges and other assets at June 30, 2000, was an amount of $23 of costs related to the proposed transaction.

--------------------------------------------------------------------------------

2.   RECONCILIATION OF CANADIAN AND U.S. GAAP

     Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

     RECONCILIATION OF CANADIAN AND U.S. GAAP
     ----------------------------------------

                                              Second  Quarter                 Six  Months
                                        ---------------------------   -------------------------
                                            2000          1999           2000           1999
                                        ------------   ------------   ------------   -----------
                                               $ per          $ per          $ per         $ per
                                              Common         Common         Common        Common
                                        $      Share   $      Share   $      Share   $     Share
                                        ---   ------   ---   ------   ---   ------   ---  ------

     Net income - as reported           153            71             327            109

     Differences due to:
       Foreign currency translation      (1)           (6)             (4)            (7)
       Other                              -             2               -              3
                                        ---           ---             ---            ---

     Net income - U.S. GAAP             152            67             323            105
                                        ---           ---             ---            ---
     Net income attributable to common
       shareholders as reported         150    0.70    70    0.32     322   1.48     105   0.48
                                        ---    ----   ---    ----     ---   ----     ---   ----
     Net income attributable to common
       shareholders - U.S. GAAP         149    0.69    66    0.30     318   1.46     101   0.46
                                        ---    ----   ---    ----     ---   ----     ----  ----

                                                                    Second Quarter
                                      ---------------------------------------------------------------------
                                                    2000                                 1999
                                      ----------------------------------  ---------------------------------
                                        As reported        U.S. GAAP         As reported        U.S. GAAP
                                      ----------------  ----------------  -----------------  --------------

Deferred charges and other assets
- June 30                                 $   514           $   521            $   523           $   593

Retained earnings - June 30                 4,375             4,417              3,946             3,993

Deferred translation
  adjustments (DTA) - June 30             $   (94)          $  (150)           $    71           $   125


                                                              Second Quarter       Six Months
                                                              --------------     -------------
                                                               2000     1999     2000     1999
                                                               ----     ----     ----     ----

COMPREHENSIVE INCOME (U.S. GAAP ONLY)
Net income                                                    $ 152    $  67    $ 323    $ 105
Net change in deferred translation adjustments                   13      (31)     (18)    (101)
Net change in market value of available-for-sale securities       4       24        2       28
                                                              -----    -----    -----    -----
Comprehensive income                                          $ 169    $  60    $ 307    $  32
                                                              =====    =====    =====    =====

ACCUMULATED OTHER COMPREHENSIVE INCOME (U.S. GAAP ONLY)
Accumulated other comprehensive income - beginning of year                      $(113)   $  21
Change in deferred translation adjustments                                        (18)    (101)
Change in excess of market value over book value of
  available-for-sale securities                                                     2       28
                                                                                -----    -----
Accumulated other comprehensive income - June 30                                $(129)   $ (52)
                                                                                =====    =====

-------------------------------------------------------------------------------

3.  INCOME TAXES


                                                             Second Quarter       Six Months
                                                             --------------     -------------
                                                              2000     1999     2000     1999
                                                              ----     ----     ----     ----

   Current                                                    $ 57     $ 25     $127     $ 62
   Deferred                                                     31       44       65       41
                                                              ----     ----     ----     ----
                                                              $ 88     $ 69     $192     $103
                                                              ====     ====     ====     ====

   The composite of the applicable statutory corporate income tax rates in Canada is 40.3% (40.4% for 1999).

   The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to investment and other allowances, reduced rate or tax exempt items and the currency revaluation of deferred income taxes.

   In 1999, the difference is primarily attributable to the currency revaluation of deferred income taxes, partially offset by exchange and reduced rate or tax-exempt items.

4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (second quarter 2000: 217.8 million; 1999:
     217.5 million; six months 2000: 218.1 million; 1999: 220.1 million). As at June 30, 2000, there were 214,628,526 common shares outstanding of which 1,226,401 were cancelled in July 2000.

--------------------------------------------------------------------------------

5.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS           Second Quarter           Six Months
     -----------------------           --------------         ----------------
                                       2000      1999         2000        1999
                                       ----      ----         ----        ----

     Interest paid                     $ 34       $ 35        $ 60         $ 68
     Income taxes paid                 $ 96       $ 81        $115         $ 83

--------------------------------------------------------------------------------

6.   SALE OF INDIAN ALUMINIUM COMPANY, LIMITED

     In the second quarter of 2000, the Company completed the sale of its 54.62% interest in Indian Aluminium Company, Limited to Hindalco Industries Limited (Hindalco). Net proceeds from the sale were $162 resulting in a gain of $3, included in Other income.

--------------------------------------------------------------------------------

7.   ACQUISITION OF ALUMINIUM OF KOREA LIMITED

     In the second quarter of 2000, the Company's subsidiary Alcan Taihan Aluminum Limited (ATA), acquired a 95% interest in Aluminium of Korea Limited for $200 in cash and the assumption of $114 of debt. As a result of the transaction, the Company owns 68% of ATA.

--------------------------------------------------------------------------------

8.   DEMUTUALIZATION OF LIFE INSURANCE COMPANIES

     During the second quarter of 2000, as a policyholder in Canada and the United States, the Company received proceeds from the demutualization of Sun Life Assurance Company of Canada and Metropolitan Life Insurance Company. As a result of these transactions, a gain of $10 is included in Other income.

--------------------------------------------------------------------------------

9.   DEBT MATURING WITHIN ONE YEAR

     During the first quarter of 2000, the Company redeemed $100 of 9.5% debentures at a price of 104.64%. The loss on redemption of $3 is included in Other expenses.

--------------------------------------------------------------------------------

10.  CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the second quarter and six months were $28 and $50 (1999: $31 and $63) respectively of which $18 and $34, (1999: $9 and $19)
     were capitalized.

--------------------------------------------------------------------------------

11.  SHARE REPURCHASE PROGRAM

     Under a normal course issuer bid, which terminates on June 18, 2001, the Company is authorized to repurchase up to 21,800,000 common shares, representing approximately 10% of the outstanding shares. In the second quarter of 2000, 4,300,000 common shares were purchased under this authorization.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS                                                    First
                                  Second Quarter       Six Months       Quarter
                                  --------------      -------------     -------
                                   2000     1999      2000     1999      2000
                                   ----     ----      ----     ----      ----
Highlights (US$ millions,
except per share amounts)

Sales and operating revenues       2,025    1,776     3,987    3,598     1,962

Net income                           153       71       327      109       174

Net income per common share         0.70     0.32      1.48     0.48      0.78

Economic Value Added
(EVA)(R)                              31      (59)       83     (165)       52


(R)EVA is a registered trademark of Stern, Stewart & Company

The Company reports second quarter consolidated net income of US$153 million compared to US$71 million in the second quarter of 1999 and to US$174 million in the previous quarter. After preference share dividends, net income per common share for the quarter is 70 cents compared to 32 cents a year earlier and to 78 cents in the first quarter of 2000.

For the first half of 2000 earnings per share were US$1.48 compared to 48 cents for the comparable period of 1999, a more than three-fold improvement.

Earnings in the quarter more than doubled from a year ago, with record volumes, a 14% increase in revenues and the continued gains arising from the Company's Full Business Potential (FBP) program.

During the quarter, Alcan established a solid platform for growth in Asia by completing the acquisition of Aluminium of Korea Limited (Koralu) in South Korea and the sale of its shareholding in Indian Aluminium Company, Limited (Indal). At the beginning of June, revised terms, including a cash component, were agreed for the merger with algroup of Switzerland and we secured the irrevocable commitment of 34% of algroup's shares to the Alcan offer. This transaction is now expected to close early in the fourth quarter.

Despite lower metal prices in the quarter, industry fundamentals are strong and the outlook for demand and prices remains encouraging.

                                                                      First
                                    Second Quarter    Six Months     Quarter
                                    --------------   -------------   -------
                                    2000     1999    2000     1999     2000
                                    ----     ----    ----     ----     ----
Volumes (thousands of tonnes)
Shipments

   Ingot products*                    204     209     397      430      193
   Fabricated products                546     488   1,057      949      511
Fabrication of
   customer-owned metal                88      81     165      147       77
                                    -----   -----   -----    -----   ------

Total volume                          838     778   1,619    1,526      781

Ingot product realizations          1,677   1,451   1,714    1,417    1,753
   (US$ per tonne)
Fabricated product realizations     2,650   2,520   2,665    2,608    2,682
   (US$ per tonne)
Average London Metal Exchange (LME)
   3-month price                    1,501   1,332   1,577    1,272    1,652
   (US$ per tonne)

* Includes primary and secondary ingot and scrap

Sales and operating revenues for the quarter were some 14% above the year-ago quarter, primarily due to higher fabricated products sales volumes and improved ingot and fabricated products realizations. The revenue improvement over the first quarter was 3%, reflecting higher volumes, offset by lower price realizations.

Total fabricated product volumes, which include products fabricated from customer-owned metal, reached a record level of 634 thousand tonnes (kt) in the quarter, compared to 588 kt in the preceding quarter, and were 11% ahead of volumes a year earlier. The effect of acquisitions and disposals accounted for about 6% of the year-over-year increase with the remainder coming from existing operations.

Average ingot product realizations of US$1,677/tonne declined 4% from the first quarter against a 9% decline in the London Metal Exchange (LME) price. This reflects the time lag of about one month in pricing ingot products to customers as well as an improved sales mix. Ingot realizations were 16% ahead of the year-earlier quarter, primarily reflecting the improvement in LME prices.

Fabricated product realizations declined 1% from the preceding quarter due to the effect of weaker European currencies offsetting the lagged improvement due to earlier increases in metal prices. Compared to a year ago, the pattern is similar with the metal price improvement offset in part by the impact of weaker currencies in Europe.

The continuing strong level of Economic Value Added (EVA(R)) and the substantial year-over-year improvement reflect ongoing strong operating results and the benefits derived from higher metal prices as well as Alcan's FBP program.

A further US$80 million of annual improvements were achieved during the first half of 2000 under the FBP program, bringing the total to US$510 million. Together with capacity-related gains expected to accrue in late

2000 and 2001,the Company remains confident that the target of US$1 billion by the end of 2001 will be achieved.

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

                                     Second Quarter    Six Months    First Quarter
                                     --------------  --------------  -------------
(US$ millions)                       2000      1999  2000      1999      2000
                                     ----      ----  ----      ----      ----
Operating income
   Primary metal group               160        31    394        65       234
   Global fabrication group           58        77    130       122        72
   Intersector and other items        45        61     35        90       (10)
                                     ---      ----   ----      ----      ----
   Total                             263       169    559       277       296

Equity income (loss)                  --         1     --        (1)       --
Corporate head office                (12)       (8)   (24)      (20)      (12)
Interest                             (10)      (22)   (16)      (44)       (6)
Income taxes                         (88)      (69)  (192)     (103)     (104)
                                     ---      ----   ----      ----      ----
Net income                           153        71    327       109       174

Second quarter operating income for the primary metal group showed a strong improvement over the year-ago quarter, reflecting higher sales realizations resulting from the increased LME metal price. Compared to the first quarter of this year, the decline reflects the impact of lower LME prices on primary metal operations, lower power sales in the U.K. and pre-production and start-up costs relating to the Alma and Lynemouth smelters.

In the global fabrication group, operating profits were below both the preceding and year-earlier quarters due in large part to the time lag in passing on increases in metal prices that resulted in a squeeze in fabricating margins. In North America, sales volume was slightly ahead of the year-ago and preceding quarters. European shipments continued their improving trend with an 8% improvement over a year earlier, but margins were weaker, particularly in foil markets where U.K. operations were affected by the strength of the pound against the Euro. In South America, sales volumes were over 40% above year-ago levels, as sales volume begins to ramp up from the rolling mill expansion. This is offset by higher depreciation charges, but further volume increases are expected to result in improvements in profitability. In Asia, the higher volume in the quarter results from the inclusion of the Koralu acquisition for May and June, with profitability depressed by initial losses.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. In the first quarter of 2000, with rising ingot prices, profits were deferred. For the second quarter, as ingot prices decreased, previously deferred profits on intersector sales were realized. Also included in this category is interest income.

The effective income tax rate for the quarter was 36.7%, reflecting a non-cash credit of US$8 million resulting from the revaluation of Canadian dollar-denominated deferred income tax balances, partly offset by losses in Korea for which tax benefits have not been recorded. The second quarter of 1999 included a non-cash charge of US$12 million for currency revaluation of deferred income taxes.

Interest expense was US$10 million in the quarter compared to US$22 million a year earlier and US$6 million in the first quarter. The decline from a year ago reflects lower average debt levels and the capitalization of interest related to the Alma project.

GEOGRAPHIC REVIEW

                             Second Quarter     Six Months     First Quarter
                             --------------   --------------   -------------
(US$ millions)               2000      1999   2000      1999        2000
                             ----      ----   ----      ----        ----
Net income (Loss)
   Canada                     68       (14)    153      (41)          85
   United States              29        40      73       74           44
   South America               7         8      15       (1)           8
   Europe                     11        23      47       31           36
   Asia and Pacific            7         8      13       24            6
   Other
   (including eliminations)   31         6      26       22           (5)
                            ----      ----    ----     ----         ----

                             153        71     327      109          174

In Canada, the improvement in operating net income over the year-ago quarter reflects the impact of higher metal prices as well as a US$20 million after-tax charge in the prior year. The decline in earnings compared to the first quarter is primarily a reflection of lower ingot prices.

In the United States, the decline in earnings from a year ago is principally due to the time lag in passing on increases in metal prices to certain customers and exceptional provisions of some US$9 million in the current year's second quarter. This item, together with lower metal prices, resulted in the decline from the first quarter level.

Operating results in South America were in line with those in the prior and year-ago quarters. Improved fabricating earnings over the first quarter were offset by the effect of lower metal prices on primary operations.

In Europe, despite higher sales volumes, fabricating margins were squeezed and primary operations were affected by lower prices and reduced power sales compared to the first quarter. U.K. operations were also adversely affected by the strength of the pound against European currencies.

Results in the Asia and Pacific region for the quarter were in line with the prior and year-ago quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities during the first half of 2000 was US$502 million compared to US$516 million in the comparable period of 1999. The increase in net income US$218 million for the first half of 2000 was offset by an almost identical increase in operating working capital. In the first six months of 1999, working capital had been reduced by US$95 million.

FINANCING ACTIVITIES

Cash used for financing activities in the first half of 2000 was US$57 million compared to US$328 million in the same period of 1999. In the second quarter of this year, the Company purchased for cancellation 4.3 million common shares for US$133 million. During the first half of this year, total debt increased by US$132 million. The debt:equity ratio at June 30 was 22:78, compared to 19:81 at March 31, 2000 and 24:76 a year ago.

During the first quarter of 2000, the Company redeemed US$100 million of 9.5% debentures at a price of 104.64%. The loss on redemption was US$3 million. In the second quarter, the Company repaid, at their maturity date, US$150 million of 5.875% debentures.

During the first half of 2000, cash and time deposits declined from US$315 million to US$88 million.

INVESTMENT ACTIVITIES

Capital expenditures during the first half of 2000 were US$647 million compared to US$478 million a year earlier. The most important project during the six-month period was the construction of the Alma, Quebec aluminum smelter. The smelter is expected to start up on the fourth quarter of 2000.

As well, in the second quarter, the Company's subsidiary Alcan Taihan Aluminum Limited (ATA) acquired a 95% interest in Koralu for US$200 million in cash and the assumption of US$114 million of debt. As a result of the transaction, the Company owns 68% of ATA.

Net proceeds from the disposal of businesses were US$173 million. During the second quarter, the Company completed the sale of its 54.62% interest in Indal for net proceeds of US$162 million.

FINANCIAL INSTRUMENTS

CURRENCY HEDGING FOR ALMA SMELTER

Through a combination of option contracts and forward exchange contracts totaling US$446 million at June 30, 2000, and maturing over various periods in 2000, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

The present hedging position for the Alma project will ensure that the Company will pay, on average, no more than US$0.72 for Can$1.00, and will be able to benefit, in part, from any future reductions in the value of the Canadian dollar.

Any gains or losses from these hedging activities, and related costs, will be included in the capital cost of the new smelter.

CURRENCY HEDGING FOR THE AUSTRALIAN DOLLAR

Additionally, at June 30, 2000, the Company has hedged $A 427 million of its future $A commitments through forward exchange contracts and options maturing over the next five years.

PART II. OTHER INFORMATION

ITEMS 1. THROUGH 5.

The registrant has nothing to report under these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (27)    Financial Data Schedule. (Filed herewith)

               (99.1) Employment Agreement dated August 1, 1999 with Jacques Bougie. (Filed herewith)

               (99.2) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

          (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed during the three months ended June 30, 2000:

               1. On April 26, 2000 a report was filed reporting the announcement of the waiting period under U.S. antitrust regulation with respect to Alcan-algroup had expired.

               2. On June 2, 2000 a report was filed reporting the announcement that Alcan and algroup had reached agreement on revised terms of the proposed merger of the two companies.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALCAN ALUMINIUM LIMITED


Dated: August 11, 2000                       By: /s/ Glenn R. Lucas
                                                -------------------
                                             Glenn R. Lucas, Treasurer
                                             (A Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description

(27)           Financial Data Schedule.

(99.1)         Employment Agreement with Jacques Bougie.

(99.2) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.