Form 10-Q
period 2000-09-30
ALCAN ALUMINIUM LTD /NEW
filed 2000-11-13
CIK 4285

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes (X)          No ____

At September 30, 2000, the registrant had 207,762,728 shares of common stock (without nominal or par value) outstanding.

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
(unaudited)
--------------------------------------------------------------------------------

                                                    Third  Quarter         Nine  Months
Periods ended September 30                         -----------------    -----------------
(in millions of US$, except per share amounts)      2000      1999       2000       1999
                                                   -------   -------    ------    -------
REVENUES
    Sales and operating revenues                   $ 1,979   $ 1,820    $ 5,966   $ 5,418
    Other income (notes 7 and 9)                        25        64         80       142
                                                   -------   -------    -------   -------
                                                     2,004     1,884      6,046     5,560
                                                   -------   -------    -------   -------

COSTS AND EXPENSES
    Cost of sales and operating expenses             1,530     1,390      4,544     4,254
    Depreciation                                       120       116        350       351
    Selling, administrative and general expenses        89        82        267       288
    Research and development expenses                   15        17         48        49
    Interest (note 11)                                  12        16         28        60
    Other expenses (notes 6 and 10)                     27        31         81       108
                                                   -------   -------    -------   -------
                                                     1,793     1,652      5,318     5,110
                                                   -------   -------    -------   -------
Income before income taxes and other items             211       232        728       450
Income taxes (note 3)                                   34        71        226       174
                                                   -------   -------    -------   -------
Income before other items                              177       161        502       276
Equity income (loss)                                     4        --          4        (1)
Minority interests                                      --        (3)         2        (8)
                                                   -------   -------    -------   -------
NET INCOME                                         $   181   $   158    $   508   $   267
Dividends on preference shares                           2         3          7         7
                                                   -------   -------    -------   -------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS     $   179   $   155    $   501   $   260
                                                   -------   -------    -------   -------
Net income per common share (note 4)               $  0.85   $  0.71    $  2.33   $  1.19
                                                   -------   -------    -------   -------
Dividends per common share                         $  0.15   $  0.15    $  0.45   $  0.45
                                                   -------   -------    -------   -------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
-------------------------------------------------------------------------------

Nine months ended September 30                                 2000      1999
                                                             -------    -------
(in millions of US$)

RETAINED EARNINGS - BEGINNING OF PERIOD                      $ 4,227    $ 4,078


Net income                                                       508        267


Amount related to common shares purchased
  for cancellation (note 12)                                    (299)      (171)


Dividends  - Common                                              (98)       (99)
           - Preference                                           (7)        (7)
                                                             -------    -------
RETAINED EARNINGS - END OF PERIOD                            $ 4,331    $ 4,068
                                                             =======    =======


                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2000)

--------------------------------------------------------------------------------


(in millions of US$)                           September 30,       December 31,
                                                   2000                 1999
                                               -------------       ------------

ASSETS
------

CURRENT ASSETS

  Cash and time deposits                         $    91            $   315

  Receivables                                      1,333              1,299

  Inventories - Aluminum                             906                778
              - Raw materials                        322                298
              - Other supplies                       169                200
                                                 -------            -------
                                                   1,397              1,276
                                                 -------            -------

TOTAL CURRENT ASSETS                               2,821              2,890
                                                 -------            -------

Deferred charges and other assets                    530                525
Property, plant and equipment
  Cost (excluding Construction work in            11,800             11,771
  Construction work in progress                    1,886              1,220
  Accumulated depreciation                         6,631              6,557
                                                 -------            -------

                                                   7,055              6,434
                                                 -------            -------

Total assets                                     $10,406            $ 9,849
                                                 =======            =======

                            ALCAN ALUMINIUM LIMITED

(unaudited for 2000)

-------------------------------------------------------------------------------------

(in millions of US$, except per share amounts)
                                                  September 30,        December 31,
                                                      2000                 1999
                                                  -------------      -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

  Payables                                         $  1,288              $ 1,237
  Short-term borrowings                                 355                  167
  Income and other taxes                                 50                   31
  Debt maturing within one year (note 10)               204                  311
                                                   --------              -------
TOTAL CURRENT LIABILITIES                             1,897                1,746
                                                   --------              -------

Debt not maturing within one year                     1,394                1,011
Deferred credits and other liabilities                  579                  563
Deferred income taxes                                   785                  781
Minority interests                                      208                  207

SHAREHOLDERS' EQUITY

  Redeemable non-retractable preference shares          160                  160

  Common shareholders' equity
    Common shares (note 12)                           1,184                1,230
    Retained earnings                                 4,331                4,227
    Deferred translation adjustments                   (132)                 (76)
                                                   --------              -------
                                                      5,383                5,381
                                                   --------              -------
Total shareholders' equity                            5,543                5,541
                                                   --------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 10,406              $ 9,849
                                                   --------              -------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE       $  25.91              $ 24.65
                                                   --------              -------
RATIO OF TOTAL BORROWINGS TO EQUITY                   25:75                21:79
                                                   --------              -------

                            ALCAN ALUMINIUM LIMITED

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

--------------------------------------------------------------------------------

Periods ended September 30                                                 Third  Quarter                  Nine  Months
(in millions of US$)                                                   --------------------           --------------------
                                                                        2000          1999             2000            1999
                                                                        ----          ----             ----            ----

OPERATING ACTIVITIES

    Net income                                                          $ 181         $ 158           $ 508          $ 267
    Adjustments to determine cash from
       operating activities:
          Depreciation                                                    120           116             350            351
          Deferred income taxes                                            12            (6)             77             35
          Equity income - net of dividends                                 (4)           --              (3)             2
          Change in operating working capital
              Change in receivables                                       135            77             (34)            17
              Change in inventories                                       (89)          (14)           (121)           205
              Change in payables                                          (92)           70              51             96
              Change in income and other taxes payable                     15             3              19             32
              Changes in operating working capital due to:
                 Deferred translation adjustments                         (32)           11             (61)           (63)
                 Acquisitions, disposals and
                    consolidations/deconsolidations                        --            (7)            (44)           (52)
                                                                        -----         -----           -----          -----
                                                                          (63)          140            (190)           235

          Change in deferred charges, other assets,
              deferred credits and other liabilities -- net               (25)          (56)              5              4
          Gain on sales of businesses -- net                                1           (48)             (9)           (90)
          Other -- net                                                     25            --              11             16
                                                                        -----         -----           -----          -----

CASH FROM OPERATING ACTIVITIES                                            247           304             749            820
                                                                        -----         -----           -----          -----
FINANCING ACTIVITIES
    New debt                                                              633            --             634              3
    Debt repayments                                                       (54)         (151)           (324)          (208)
                                                                        -----         -----           -----          -----
                                                                          579          (151)            310           (205)
    Short-term borrowings -- net                                         (228)          (12)            171             (4)
    Common shares purchased for cancellation                             (230)           --            (363)          (219)
    Common shares issued                                                    2             5              18             15
    Dividends   - Alcan shares (including preference)                     (35)          (36)           (105)          (106)
                - Minority interests                                       (2)           (1)             (2)            (4)
                                                                        -----         -----           -----          -----

CASH FROM (USED FOR) FINANCING ACTIVITIES                                  86          (195)             29           (523)
                                                                        -----         -----           -----          -----

INVESTMENT ACTIVITIES

    Property, plant and equipment                                        (328)         (281)           (975)          (759)
    Business acquisitions                                                  --          (129)           (200)          (129)
    Net proceeds from disposal of businesses,
        investments and other assets                                       --           131             173            433
                                                                        -----         -----           -----          -----
CASH USED FOR INVESTMENT ACTIVITIES                                      (328)         (279)         (1,002)          (455)
                                                                        -----         -----           -----          -----
    Effect of exchange rate changes
       on cash and time deposits                                           (2)           (4)             (5)           (13)
                                                                        -----         -----           -----          -----

INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                               3          (174)           (229)          (171)
Cash of companies consolidated (deconsolidated) -- net                     --            (2)              5             (4)
Cash and time deposits -- beginning of period                              88           616             315            615
                                                                        -----         -----           -----          -----
Cash and time deposits -- end of period                                   $91         $ 440            $ 91          $ 440
                                                                        =====         =====           =====          =====

                            ALCAN ALUMINIUM LIMITED

INFORMATION BY OPERATING SEGMENT
(unaudited)

--------------------------------------------------------------------------------------------------------------------------

Periods ended September 30
(in millions of US$)
                                                  SALES AND OPERATING REVENUES
                                    ---------------------------------------------------------
                                                         Third Quarter                               OPERATING INCOME
                                    ---------------------------------------------------------     -----------------------
                                          Intersegment                  Third Parties                  Third Quarter
                                    -------------------------     ---------------------------    ------------------------
                                      2000          1999           2000            1999             2000          1999
                                    --------      --------       --------       ---------        ----------    ----------

Primary metal group                 $   374      $    331       $     403       $     428        $    136      $    116
Global fabrication group                  6             -           1,571           1,377              77            95
Intersegment and other items          (380)          (331)              5              15              19            43
                                    ------       --------       ---------       ---------        --------      --------

                                    $    -       $      -       $   1,979       $   1,820             232           254
                                    ======       ========       =========       =========

Reconciliation to net income

    Equity income                                                                                       4            -
    Corporate                                                                                          (9)          (9)
    Interest                                                                                          (12)         (16)
    Income taxes                                                                                      (34)         (71)
                                                                                                 ---------     --------

    Net income                                                                                   $    181      $    158


                                                                                                 =========     ========

--------------------------------------------------------------------------------------------------------------------------

                                                  SALES AND OPERATING REVENUES
                                    ---------------------------------------------------------
                                                          Nine Months                                 OPERATING INCOME
                                    ---------------------------------------------------------     ------------------------
                                          Intersegment                  Third Parties                   Nine Months
                                    -------------------------     ---------------------------     ------------------------
                                      2000           1999            2000            1999           2000          1999
                                    ---------     -----------     -----------     -----------     ----------    ----------

Primary metal group                 $   1,164    $     961       $   1,289       $   1,218       $    530      $    181
Global fabrication group                   19            -           4,660           4,180            207           217
Intersegment and other items           (1,183)        (961)             17              20             54           133
                                    ---------      -------       ---------       ----------      ---------    ---------

                                    $       -    $       -       $   5,966       $   5,418            791           531
                                    =========    =========       =========       =========

Reconciliation to net income

    Equity income (loss)                                                                                 4           (1)
    Corporate offices                                                                                  (33)         (29)
    Interest                                                                                           (28)         (60)
    Income taxes                                                                                      (226)        (174)
                                                                                                  --------     --------

    Net income                                                                                    $    508     $    267
                                                                                                  ========     ========

                             ALCAN ALUMINIUM LIMITED

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)
                 (in millions of US$, except per share amounts)

1.   COMBINATION AGREEMENT WITH ALUSUISSE GROUP LTD.

     Pursuant to the combination agreement entered into between the Company and Alusuisse Group Ltd. (algroup), the shareholders of algroup have tendered 6,757,415 shares, representing 99.52% of the registered algroup shares outstanding in exchange for 115,551,797 shares of the Company. Accordingly, the combination between the Company and algroup became effective on October 17, 2000 and algroup is now a subsidiary of the Company.

--------------------------------------------------------------------------------

2.   RECONCILIATION OF CANADIAN AND U.S. GAAP

     Differences relate principally to accounting for foreign currency translation and accounting for "available for sale" securities.

     RECONCILIATION OF CANADIAN AND U.S. GAAP
     ----------------------------------------

                                               Third Quarter                 Nine Months
                                        ---------------------------   -------------------------
                                            2000          1999           2000           1999
                                        ------------   ------------   ------------   -----------
                                               $ per          $ per          $ per         $ per
                                              Common         Common         Common        Common
                                        $      Share   $      Share   $      Share   $     Share
                                        ---   ------   ---   ------   ---   ------   ---  ------

     Net income - as reported           181           158             508            267

     Differences due to:
       Foreign currency translation      (2)           (1)             (6)            (8)
       Other                              -             3               -              6
                                        ---           ---             ---            ---

     Net income - U.S. GAAP             179           160             502            265
                                        ---           ---             ---            ---
     Net income attributable to common
       shareholders as reported         179    0.85   155    0.71     501   2.33     260   1.19
                                        ---    ----   ---    ----     ---   ----     ---   ----
     Net income attributable to common
       shareholders - U.S. GAAP         176    0.84   157    0.71     495   2.30     258   1.17
                                        ---    ----   ---    ----     ---   ----     ----  ----

                                                                   Third Quarter
                                      ---------------------------------------------------------------------
                                                    2000                                 1999
                                      ----------------------------------  ---------------------------------
                                        As reported        U.S. GAAP         As reported        U.S. GAAP
                                      ----------------  ----------------  -----------------  --------------

Deferred charges and other assets
- September 30                            $  530            $  532              $  537           $  559

Retained earnings - September 30           4,331             4,371               4,068            4,117

Deferred translation
  adjustments (DTA) - September 30        $(132)            $ (188)             $  (54)          $ (110)


                                                                Third Quarter       Nine Months
                                                                --------------     -------------
                                                                 2000     1999     2000     1999
                                                                 ----     ----     ----     ----
Comprehensive income (U.S. GAAP only)
Net income                                                      $ 179    $ 160    $ 502     $ 265
Net change in deferred translation adjustments                    (38)      14      (56)      (87)
Net change in market value of available-for-sale securities        (3)     (45)      (1)      (17)
                                                                -----    -----    -----     -----
Comprehensive income                                            $ 138    $ 129    $ 445     $ 161
                                                                =====    =====    =====     =====

Accumulated other comprehensive income (U.S. GAAP only)
Accumulated other comprehensive income - beginning of year                        $(113)    $  21
Change in deferred translation adjustments                                          (56)      (87)
Change in excess of market value over book value of
   available-for-sale securities                                                     (1)      (17)
                                                                                  -----      ----
Accumulated other comprehensive income - September 30                            $ (170)    $ (83)
                                                                                 ======     =====

--------------------------------------------------------------------------------

3.   INCOME TAXES

                                                                Third Quarter       Nine Months
                                                                --------------     -------------
                                                                 2000     1999     2000     1999
                                                                 ----     ----     ----     ----

   Current                                                       $ 22     $ 77     $149     $139
   Deferred                                                        12       (6)      77       35
                                                                 ----     ----     ----     ----
                                                                 $ 34     $ 71     $226     $174
                                                                 ====     ====     ====     ====

     In the third quarter of 2000, the Company recorded an income tax recovery of $31, representing favourable prior years' tax adjustments in Canada.

     Also, due to a reduction in corporate income tax rates in Germany, enacted in the third quarter of 2000, a deferred income tax recovery of $12 was recognized representing the impact of the rate change on accumulated deferred income taxes.

     The composite of the applicable statutory corporate income tax rates in Canada is 40.3% (40.4% for 1999).

     In 2000, the difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to prior years tax adjustments described above, investment and other allowances and the effect of the reduced corporate income tax rate in Germany also described above.

     In 1999, the difference is primarily attributable to reduced rate or tax-exempt items and investment and other allowances, partially offset by the currency revaluation of deferred income taxes.
--------------------------------------------------------------------------------

4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (third quarter 2000: 210.3 million; 1999:
     217.7 million; nine months 2000: 215.3 million; 1999: 219.4 million). As at September 30, 2000, there were 207,762,728 common shares outstanding.

--------------------------------------------------------------------------------

5.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS                Third Quarter           Nine Months
     -----------------------                -------------          -------------
                                            2000     1999          2000     1999
                                            ----     ----          ----     ----
     Interest paid                          $ 35     $ 29          $ 95     $ 97
     Income taxes paid                      $ 20     $ 71          $135     $154

--------------------------------------------------------------------------------

6.   ASSET WRITE OFFS

     Included in Other expenses for the third quarter of 2000 are asset write offs in the Primary Metal Group totalling $15.

--------------------------------------------------------------------------------

7.   SALE OF INDIAN ALUMINIUM COMPANY, LIMITED

     In the second quarter of 2000, the Company completed the sale of its 54.62% interest in Indian Aluminium Company, Limited to Hindalco Industries Limited (Hindalco). Net proceeds from the sale were $162 resulting in a gain of $3, included in Other income.

--------------------------------------------------------------------------------

8.   ACQUISITION OF ALUMINIUM OF KOREA LIMITED

     In the second quarter of 2000, the Company's subsidiary Alcan Taihan Aluminum Limited (ATA), acquired a 95% interest in Aluminium of Korea Limited for $200 in cash and the assumption of $114 of debt. As a result of the transaction, the Company owns 68% of ATA.

--------------------------------------------------------------------------------

9.   DEMUTUALIZATION OF LIFE INSURANCE COMPANIES

     During the second quarter of 2000, as a policyholder in Canada and the United States,the Company received proceeds from the demutualization of Sun Life Assurance Company of Canada and Metropolitan Life Insurance Company. As a result of these transactions, a gain of $10 is included in Other income.

--------------------------------------------------------------------------------

10.  DEBT MATURING WITHIN ONE YEAR

     During the first quarter of 2000, the Company redeemed $100 of 9.5% debentures at a price of 104.64%. The loss on redemption of $3 is included in Other expenses.

--------------------------------------------------------------------------------

11.  CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the third quarter and nine months were $34 and $84 (1999: $26 and $89) respectively, of which $22 and $56, (1999: $10 and
     $29) respectively, were capitalized.

--------------------------------------------------------------------------------

12.  SHARE REPURCHASE PROGRAM

     Under a normal course issuer bid, which terminates on June 18, 2001, the Company is authorized to repurchase up to 21,800,000 common shares, representing approximately 10% of the outstanding shares. In the third quarter and nine months of 2000, 6,938,100 common shares and 11,238,100 common shares, respectively, were purchased under this authorization.

--------------------------------------------------------------------------------

13.  SUBSEQUENT EVENT

     To finance a portion of the special shareholder payments made by algroup on October 13, 2000 under the terms of the Combination agreement, on October 12, the Company borrowed CHF920 million which was immediately loaned to algroup.

--------------------------------------------------------------------------------

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                                        Second
                                  Third Quarter        Nine Months      Quarter
                                  --------------      -------------     -------
                                   2000     1999      2000     1999      2000
                                   ----     ----      ----     ----      ----
Highlights (US$ millions,
except per share amounts)

Sales and operating revenues       1,979    1,820     5,966    5,418     2,025

Net income                           181      158       508      267       153

Net income per common share         0.85     0.71      2.33     1.19      0.70

Economic Value Added
(EVA)(R)                              36       (6)      119     (171)       31


(R)EVA is a registered trademark of Stern, Stewart & Company

The Company reports third quarter consolidated net income of US$181 million compared to US$158 million in the third quarter of 1999 and US$153 million in the previous quarter. After preference share dividends, net income per common share for the quarter is 85 cents compared to 71 cents a year earlier and to 70 cents in the second quarter of 2000.

For the first nine months of 2000 earnings per share of US$2.33 almost doubled compared to US$1.19 for the comparable period of 1999.

Although there was some softening in demand in certain markets, as evidenced by lower shipment volumes in Alcan's fabrication business, strong overall volumes and improved metal prices contributed to another quarter of solid earnings, and a significant year over year improvement.

Economic Value Added (EVA(R)) was higher than in the second quarter and the year over year improvement for the nine-month period was US$290 million. This reflects not only the increase in metal prices but also the benefits derived from Alcan's Full Business Potential (FBP) program.

                                                                     Second
                                    Third Quarter    Nine Months     Quarter
                                    --------------   -------------   -------
Volumes (thousands of tonnes)
Shipments

   Ingot products*                    203     211     600      641      204
   Fabricated products                534     482   1,591    1,431      546
Fabrication of
   Customer-owned metal                87      81     252      228       88
                                    -----   -----   -----    -----   ------

Total volume                          824     774   2,443    2,300      838

Ingot product realizations          1,726   1,564   1,718    1,466    1,677
   (US$ per tonne)
Fabricated product realizations     2,648   2,552   2,659    2,591    2,650
   (US$ per tonne)
Average London Metal Exchange
   3-month price                    1,587   1,471   1,580    1,338    1,501
   (US$ per tonne)

* Includes primary and secondary ingot and scrap

Sales and operating revenues for the quarter were higher than the year-ago quarter, primarily due to higher fabricated products shipments and improved ingot and fabricated product realizations. Sales and operating revenues were lower than the last quarter, due to lower fabricated products shipments which more than offset the improvement from higher ingot product realizations.

Total fabricated product shipments, which include products fabricated from customer-owned metal, reached a level of 621 thousand tonnes (kt) in the quarter, compared to 634 kt in the preceding quarter, and to 563 kt a year earlier.

Average ingot product realizations of US$1,726/tonne increased 3% from the second quarter against a 6% increase in the London Metal Exchange
(LME) price. This is attributable mainly to the time lag of about one month in pricing ingot products to customers.

Fabricated product realizations were essentially unchanged from the preceding quarter, but were 4% higher than the year-ago quarter.

Third quarter operating income for the primary metal group improved compared to the year-ago quarter. This reflects higher ingot product realizations as a result of the increased metal prices, partly offset by higher pre-operating expenses for the new Alma smelter and certain asset write offs. Compared to the second quarter of this year, the decline was caused mainly by the above charges, offset in part by an increase in ingot product realizations.

In the global fabrication group, operating income was above the previous quarter, which had been adversely affected by the time lag in passing on higher metal prices to customers. However, it was below the year-ago level due in part to a less favourable product mix and to increased costs for natural gas purchases. Also, the weaker Euro had an adverse impact on earnings in dollar terms. In North America, shipments were less than a year ago and the preceding quarter due in large part to a slowing economy as well as a decline in can sheet sales. The trend in European shipments continued to be positive during the quarter. In South America, shipments during the quarter were 45% higher than in the third quarter of 1999, and 5% higher than in the previous quarter as progress continues following the expansion of the Pinda rolling mill. In Asia, volumes were essentially at the same level as in the second quarter.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal. The reduction from the second quarter of 2000 is due to the fact that in the second quarter, as ingot prices declined, previously deferred profits were realized, while for the third quarter, with rising ingot prices, profits were deferred.

The effective income tax rate for the quarter was 16.1%. This reflects a prior year income tax adjustment in Canada, as well as a reduction in deferred tax liabilities due to reduced corporate income tax rates in Germany and the revaluation of deferred income tax balances due to the weaker Canadian dollar. The third quarter of 1999 included a charge of US$2 million for revaluation of deferred income taxes, and the second quarter of 2000 included a credit of US$8 million.

The debt:equity ratio at September 30, 2000 was 25:75 compared to 22:78 at the end of the second quarter as well as the year-ago quarter. During the quarter, Alcan repurchased 6.9 million common shares at a cost of US$230 million. Interest expense was US$12 million in the quarter compared to US$16 million a year earlier and US$10 million in the second quarter. The decline from the year-ago quarter is due to higher capitalization of interest for Alma.

GEOGRAPHIC REVIEW               Third Quarter     Nine Months     Second Quarter
                                -------------     -----------     --------------
(US$ millions)                  2000     1999     2000   1999         2000
Net income (Loss)
     Canada                       85       39      238     (2)          68
     United State                 47       57      120    131           29
     South America                10       (2)      25     (3)           7
     Europe                       24       15       71     46           11
     Asia and Pacific             12       47       25     71            7
     Other
     (including eliminations)      3        2       29      24          31
                                ----     ----     ----    ----        ----
Total                            181      158      508     267         153

In Canada, the improvement in net income over the year-ago quarter and compared to the second quarter of 2000 primarily reflects the favourable prior year tax adjustment as well as improved ingot product realizations, offset partly by start-up and pre-operating expenses related to the Alma project and certain asset write offs.

In the United States, net income during the quarter was lower than the year-ago level due to a less favourable product mix and to increased costs for natural gas purchases. However, results were higher than in the second quarter of 2000, which was negatively affected by the time lag in passing on higher metal prices to customers, and by an exceptional charge of US$9 million.

Operating results in South America improved compared to year-ago levels and the second quarter as a result of higher metal prices and increased rolled product shipments.

In Europe, operating net income was higher than both the 1999 third quarter level and the second quarter of 2000, primarily due to the reduction in deferred income tax liabilities in Germany, following the enactment of lower corporate income tax rates.

Results in the Asia and Pacific region for the quarter were lower than the year-ago quarter, which included a non-recurring gain of US$37 million related to the sale of shares in Nippon Light Metal Company Ltd in Japan.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first nine months of 2000 was US$749 million compared to US$820 million in the comparable period of 1999. The increase in net income of US$241 million for the first nine months of 2000, compared to 1999, was more than offset by an increase in working capital. In the first nine months of 1999, operating working capital had been reduced by US$235 million.

FINANCING ACTIVITIES

Cash from (used for) financing activities in the first nine months of 2000 was US$29 million compared to US$(523) million in the same period of 1999. In the third quarter of this year, the Company purchased for cancellation 6.9 million common shares for US$230 million. During the first nine months of this year, total debt increased by US$464 million due to the share repurchase program, as well as to fund the Alma smelter project. The debt:equity ratio at September 30, 2000 was 25:75, compared to 22:78 at the end of the second quarter as well as a year ago.

During the first quarter of 2000, the Company redeemed US$100 million of 9.5% debentures at a price of 104.64%. The loss on redemption was US$3 million In the second quarter, the Company repaid, at their maturity date, US$150 million of 5.875% debentures.

During the first nine months of 2000, cash and time deposits declined from US$315 million to US$91 million.

INVESTMENT ACTIVITIES

Capital expenditures during the first nine months of 2000 were US$975 million compared to US$759 million a year earlier. The most important project during the nine-month period was the construction of the Alma, Quebec aluminum smelter. The smelter began production at the end of October.

During the second quarter, the Company's subsidiary Alcan Taihan Aluminum Limited (ATA) acquired a 95% interest in Aluminium of Korea Limited for US$200 million in cash and the assumption of US$114 million of debt. As a result of the transaction, the Company owns 68% of ATA.

Also in the second quarter, the Company completed the sale of its 54.62% interest in Indian Aluminium Company, Limited (Indal) for net proceeds of US$162 million, resulting in a gain of US$3 million, included in Other Income.

FINANCIAL INSTRUMENTS

CURRENCY HEDGING FOR ALMA SMELTER

Through forward exchange contracts totaling $525 million at September 30, 2000, and maturing over various periods in 2000 and 2001, the Company has hedged its future Canadian dollar commitments for the construction of the new smelter at Alma, Quebec.

Any gains or losses from these hedging activities, and related costs, will be included in the capital cost of the new smelter.

CURRENCY HEDGING FOR THE AUSTRALIAN DOLLAR

Additionally, at September 30, 2000, the Company has hedged $A 483 million of its future $A commitments through forward exchange contracts and options maturing over the next five years.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (27)    Financial Data Schedule. (Filed herewith)

               (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

          (b)  Reports on Form 8-K

               The following reports on Form 8-K were filed during the three months ended September 30, 2000:

               1. On August 30, 2000 a report was filed reporting the launch of the public exchange offer for all shares in Alusuisse Group Ltd.

               2. On September 27, 2000 a report was filed reporting that the shareholders of Alusuisse Group Ltd. tendered their shares in a solid show of support for the merger of Alusuisse Group Ltd. and Alcan.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALCAN ALUMINIUM LIMITED


Dated: November 13, 2000                     By: /s/ Glenn R. Lucas
                                             --------------------------
                                             Glenn R. Lucas, Treasurer
                                             (A Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
(27)           Financial Data Schedule.

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.