Form 10-K405
period 2000-12-31
ALCAN INC
filed 2001-03-30
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [(check)] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended 31 December 2000
                                       OR
            [ ] Transition Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                         Commission file number 1-3677

                                   ALCAN INC.

Incorporated in:                       I.R.S. Employer Identification No.:
Canada                                 Not applicable
1188 Sherbrooke Street West,
Montreal, Quebec, Canada  H3A 3G2
Telephone:  (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title                                  Name of each exchange on which registered

Common Shares  without nominal or      New York Stock Exchange
par value

Common Share Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [(check)] No ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [(check)]

The aggregate market value of the voting stock
held by non-affiliates:                $10,657 million as of 12 February 2001

Common Stock of Registrant             318,116,813 Common Shares,
outstanding                            as of 12 February 2001

Documents incorporated by reference:    Annual Report to security holders for
                                        the fiscal year ended 31 December 2000
                                        (Parts I, II and IV) Management Proxy
                                        Circular for the Annual Meeting to be
                                        held on 26 April 2001 (Parts III and IV)

                                    CONTENTS

                                                                          Page
                                                                          ----
PART I

Items 1 and 2 Business and Properties...................................   2
          Overview of Segments/Divisions................................   2
          History/Recent Developments...................................   3
          Bauxite and Alumina...........................................   5
          Primary Aluminum..............................................   8
          Aluminum Fabrication .........................................  12
          Recycling.....................................................  15
          Packaging.....................................................  17
          Research and Development......................................  18
          Environmental Regulations.....................................  19
          Properties....................................................  19
          Employee Relations............................................  19
          Patents, Licenses and Trademarks..............................  19
          Competition and Government Regulations........................  20
Item 3    Legal Proceedings ............................................  21
          Environmental Matters.........................................  21
          Other Matters.................................................  23
Item 4    Submission of Matters to a Vote of Security Holders...........  24


PART II

Item 5    Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................  24
Item 6    Selected Financial Data.......................................  25
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  25
Item 7a   Quantitative and Qualitative Disclosures about Market Risk....  26
Item 8    Financial Statements and Supplementary Data...................  27
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  27

PART III

Item 10   Directors and Executive Officers of the Registrant............  27
Item 11   Executive Compensation........................................  29
Item 12   Security Ownership of Certain Beneficial Owners
            and Management..............................................  29
Item 13   Certain Relationships and Related Transactions................  29


PART IV

Item 14   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................  29

Signatures..............................................................  34
Consent of Independent Accountants......................................  36
Exhibit No. 21  Subsidiaries, Related Companies, etc. ..................  37

                                     PART I

In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Inc. and, where applicable, one or more Subsidiaries,

     "Algroup" means Alusuisse Group Ltd. (a Subsidiary of Alcan following the Combination) and, where applicable, one or more of its subsidiaries,

     "Annual Report" means Alcan's Annual Report for the year ended 31 December 2000,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Combination" means the process by which Algroup became a Subsidiary of Alcan on 18 October 2000, through the completion of a share exchange offer by Alcan for the shares of Algroup,

     "Dollars" or "$" means U.S. Dollars,

     "Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation,

     "Management Proxy Circular" means the management proxy circular for Alcan's Annual Meeting of Shareholders to be held on 26 April 2001,

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

Cautionary Statement

Written or oral statements made by Alcan or its representatives, including statements set forth herein, which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.

Important factors which could cause the Company's actual performance to differ materially from projections or expectations included in forward-looking statements include global aluminum supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials costs and availability, changes in the relative values of various currencies, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effect of integrating acquired businesses and the ability to attain expected benefits, and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations, including but not limited to, litigation, labour negotiations and fiscal regimes.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report, on pages 42 to 44 thereof. The text under such heading is incorporated herein by reference.

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in many aspects of the aluminum and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, power generation, aluminum smelting, manufacturing, recycling and packaging, as well as research and development. Alcan employs approximately 53,000 people.

In the 98 years since it was established, Alcan has developed a unique combination of competitive strengths. Alcan is a multicultural and multilingual enterprise reflecting the differing corporate and social characteristics of the many countries in which it operates. Within a universal framework of policies and objectives, individual Subsidiaries conduct their operations with a large measure of autonomy. With operations and sales offices in 37 countries, Alcan is one of the most international aluminum and packaging companies and is a leading producer of flat-rolled aluminum products.

1.        OVERVIEW OF SEGMENTS/DIVISIONS

Alcan is composed of four business groups that are each responsible for the value creation of the different business units of which they are comprised.

     1. Primary Metal, comprising Alcan's worldwide activities related to bauxite, alumina, smelting operations, power generation and specialty chemical products, is headquartered in Montreal, Canada.

     2. Aluminum Fabrication, Americas and Asia, comprising fabrication activities, such as aluminum sheet, cable and extrusions, is headquartered in Cleveland, USA.

     3. Aluminum Fabrication, Europe, comprising European fabrication activities, such as rolled products and engineered products including extrusions, automotive components and composites,is headquartered in Zurich, Switzerland.

     4. Global Packaging, comprising Alcan's food flexible, specialty, pharmaceutical and cosmetics packaging businesses, is also headquartered in Zurich.

Alcan's corporate head office, located in Montreal, focuses on enterprise strategy and profitable growth, while overseeing governance, policy and compliance matters.

2.       HISTORY/RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada. It was formed as a subsidiary of the Pittsburgh Reduction Company, one of the founding companies of the aluminum industry, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, the international operations and domestic U.S. operations were separated into two competing companies that became Alcan and Alcoa Inc., respectively. During the Second World War substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the postwar period Alcan expanded internationally and invested in fabricating activities to stimulate demand for its primary metal production. Today, Alcan is a multinational company engaged in all aspects of the aluminum industry on an international scale. Following the 2000 Combination with Algroup, Alcan is now also a significant manufacturer of packaging materials.

Since 1994, Alcan has divested several fabricating businesses which were not considered to be a strategic fit for the Company and which did not create long-term value for its Shareholders. As part of this process, in 1996, Alcan sold 12 non-strategic downstream businesses in the U.K. and in the U.S. During 1998 and 1999, Alcan also decreased its shareholding in Nippon Light Metal Company, Ltd. ("NLM") from 45.6% to 5.1%. Also in 1999, Alcan sold its Aughinish alumina refinery in Ireland, its piston business in Nuremberg, Germany and its wholly-owned Subsidiary, Alcan France, which produces building systems. On 30 September 1999, Alcan and South Korea's Taihan Electric Wire Co., Ltd. announced the formation of Alcan Taihan Aluminum Limited ("ATA"), a jointly-owned company with modern rolling assets to serve the growing market for aluminum rolled products throughout the Asia/Pacific region. In May 2000, ATA announced the acquisition of Aluminium of Korea Limited ("Koralu"). The Koralu facility consists of top quality assets, including casting, hot rolling, cold rolling and extensive finishing operations, as well as aluminum foundry alloy and billet operations supported by a research and development centre. The product lines of the ATA rolling mills are complementary with high potential integration benefits through load balancing production between the two facilities.

In July 2000 Alcan completed the $169 million sale of its 54.62% interest in Indian Aluminium Company, Limited ("Indal") to Hindalco Industries Limited, India's largest integrated aluminum producer.

In September 1999, the Company entered into a three-way Combination Agreement with Pechiney and Algroup. The structure of the proposed combination involved two independent exchange offers of the Company's Shares, one for all of the outstanding shares of Pechiney and the other for all of the outstanding shares of Algroup. On 22 November 1999, the Company's Shareholders approved the issuance of the Company's Shares under the two independent exchange offers.

Following months of intensive work and negotiations with the European and U.S. competition authorities, the three companies withdrew the Pechiney related merger proposal from the Merger Task Force of the EU Commission in order to investigate alternative proposals to meet the Commission's concerns with respect to the combined company's market share of certain European markets (including aluminum beverage can body stock and aluminum food can sheet). In March 2000, the companies concluded that the divestments that would ultimately be required to meet the objections would seriously undermine the strategic viability of the combined company's rolled products business in Europe. As a consequence, the combination agreement between Alcan and Pechiney was terminated, leaving the Alcan-Algroup portion in effect.

The making of the exchange offer by Alcan for the Algroup shares remained subject to competition clearance from the European Commission competition authorities. Subject to the following conditions, the European Commission cleared the Alcan-Algroup Combination :

- the divestiture of the alumina tri-hydrate plant operated by Algroup's Subsidiary, Alusuisse Martinswerk GmbH, at Bergheim-Erft, Germany;

- the divestiture of the lithographic operation carried out by Algroup at Bridgnorth, UK; and

- the divestiture of certain machines that produce semi-rigid aluminum containers,

all as more fully described in the European Commission's decision of 14 March 2000.

As provided for in the Combination Agreement, Algroup has demerged its Lonza fine chemicals and specialities and Lonza intermediates and additives divisions and its energy business in the Chemicals Division Demerger. These activities were transferred to a new company, Lonza Group Ltd., prior to the completion of the Combination. This new independent company was listed on the Swiss Stock Exchange in November 1999.

On 17 October 2000, the Combination between Alcan and Algroup was complete, with Alcan acquiring over 99% of the shares of Algroup by virtue of its exchange offer, with former Algroup shareholders receiving 17.1 Alcan Shares for each Algroup share exchanged. Alcan intends to acquire the remaining shares in Algroup in 2001 by virtue of statutory right and cause Algroup to de-list from the Swiss Stock Exchange.

In January 2001, because of an acute shortage of water in the Nechako reservoir in British Columbia and consequent reduced electrical generation capacity at its Kemano Power Station, Alcan adopted measures at its Kitimat smelter which involved shutting down individual pots and reducing amperage. These measures are expected to reduce production of aluminum at the Kitimat smelter by 40,000 tonnes over 16 months.

On 1 February 2001, Alcan announced that it had completed the acquisition of the remaining 30% of the Gove alumina refinery and related bauxite mine in Australia (see section 3.3.2 below).

On 7 February 2001, Alcan announced that it is in preliminary discussions regarding the sale of its bauxite and alumina operations in Jamaica. These assets comprise two alumina refineries and related bauxite reserves and mine sites (see section 3.3.7 below).

For 2000, the Company reported a net income of $618 million. See the Annual Report "Management's Discussion and Analysis" on page 25.

In 1999, Alcan established aggressive new targets for its Full Business Potential ("FBP") program. The five-year objective of a $1 billion improvement in pre-tax income by 2001 included $150 million to be realized from the new smelter at Alma in Quebec, which will only be in full operation later in 2001. By the end of 2000, with four years of the FBP program completed, the Company had achieved an improvement of $580 million pre-tax (68% of the target of $850 million excluding Alma) of which $150 million was achieved during 2000.

The remainder of Alcan's FBP program, together with the benefits to be realized from the new smelter at Alma and improvements expected from the Company's operations in Korea, have now been incorporated into a new earnings improvement program for 2001 and 2002 which includes similar initiatives for the former Algroup businesses. This new target, which also includes the benefits of synergies to be realized from the merger with Algroup, is to achieve earnings before interest, taxes, depreciation and amortization (EBITDA) of $3 billion for the year 2002 based upon a London Metal Exchange price for aluminum of $1500 per tonne and a normal economic environment, with the Euro currency approximately at par with the U.S. dollar.

Following Jacques Bougie's resignation on 10 January 2001, the Board of Directors appointed W.R.C. (Bill) Blundell as interim President and CEO. On 23 February 2001, the Board appointed Travis Engen, previously chairman and chief executive of ITT Industries, Inc. and a non-executive Director of the Company, as President and CEO of Alcan, to take effect on 12 March 2001.

On 1 March 2001, Alcan changed its corporate name from Alcan Aluminium Limited to Alcan Inc. to reflect the Company's increasingly diversified product mix and global character.

3.       BAUXITE AND ALUMINA

3.1      Products

Alumina (aluminum oxide) is produced from bauxite, the basic aluminum-bearing ore, by a chemical process. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.

3.2      Sales and Marketing/Customers

Alcan produced in 2000 approximately 3.7 million tonnes of smelter-grade alumina, of which some 3.0 million tonnes are required by its current smelting operations. The remainder is sold to third parties. In addition, Alcan produced in 2000 approximately 300,000 tonnes of chemical-grade alumina, which is sold to third parties in the form of various alumina chemicals.

3.3      Production and Facilities

3.3.1 Canada Alcan owns an alumina facility at Jonquiere (Quebec). Bauxite for this operation is obtained from Brazil (see below), Guinea (see below) and other sources. Alumina and alumina-based chemicals produced at Jonquiere supply, in part, the smelters in Quebec and are also sold in chemical markets.

3.3.2 Australia In 2000, through the Combination, Alcan acquired a 70% interest in the Gove bauxite mine and refinery plant. The facilities, which are located on the Gove peninsula in the Northern Territory of Australia, started operation in 1971-72.

In 2000 following the Combination, the amount of bauxite mined at the Gove joint venture was 1.7 million tonnes, of which 0.5 million tonnes were exported and the remainder used to produce 0.5 million tonnes of alumina. Design capacity at the start-up of the Gove refinery was 1 million tonnes of alumina and has since expanded to 1.8 million tonnes per year.

In January 2001, the Company acquired the remaining 30% of the Gove refinery and related bauxite mine at a cost of $362 million, subject to certain post-closing adjustments which would require the payment of additional amounts of up to $30 million.

Also in Australia, Alcan has a 21.4% interest in a company which operates an alumina plant at Gladstone (Queensland). Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from Comalco Limited ("Comalco") in Australia under a long-term contract. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat (British Columbia) and is also sold to third parties. In 1998, Alcan and Comalco signed an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, Australia, with Comalco's adjacent operations.

3.3.3 Brazil Alcan purchased approximately two million tonnes of bauxite in 2000 from a 12.5%-owned company, Mineracao Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 11 million tonnes per year. Bauxite purchased from MRN is processed at the Jonquiere plant (see above) and at the Alumar alumina refinery in Sao Luis (Brazil), which has an annual capacity of about 1.2 million tonnes; Alcan owns a 10% interest in the Alumar refinery. Alcan also owns alumina facilities (and related bauxite mining facilities) with a capacity of about 150,000 tonnes of alumina per year at Ouro Preto which supply smelters in Brazil.

3.3.4 Ghana Alcan purchased about 500,000 tonnes of bauxite in 2000 from Ghana Bauxite Co. Ltd. in which it holds an interest of 80%. The bauxite purchased is used for processing at the Burntisland plant (see below) and the Jonquiere plant (see above).

3.3.5 Guinea Alcan purchased about four million tonnes of bauxite in 2000 under contracts in effect through 2011 from Compagnie des Bauxites de Guinee S.A. ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Jonquiere plant (see above) and is also sold to third parties.

3.3.6 India Alcan holds a 35% interest in the proposed Utkal alumina project in Orissa, India. The project includes a one million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity.

3.3.7 Jamaica Alcan has a 93% interest in alumina facilities (and related bauxite mining facilities) with an annual capacity of about 1.2 million tonnes. The Government of Jamaica owns the remaining 7% interest in these facilities. Alcan is responsible for management of the operations. In 2000, most of Alcan's share of the alumina produced was supplied to Alcan smelters in Canada and the United States, but some alumina was sold to third parties. As mentioned above, the Company is in preliminary discussions regarding the sale of its bauxite and alumina operations in Jamaica.

3.3.8     United Kingdom     Alcan operates an alumina plant in Burntisland
(Scotland), which has an annual capacity of approximately 100,000 tonnes of special aluminas and other chemicals for sale to the chemical market. Bauxite for this operation is purchased from Ghana (see above).

         Alumina capacities -- As at 31 December 2000
                               (thousands of tonnes)

                                                    % of                              Alcan
                                                 ownership           Annual          share of
       Locations(dagger)                          by Alcan          Capacity         capacity
---------------------------------------------   ----------         ----------       ----------
Smelter-grade alumina
Australia..........Gladstone                        21.4              3,740             800
                   (Queensland)
                   Gove (Northern Territories)       100              1,800           1,800
Brazil.............Ouro Preto                        100                150             150
                   (Saramenha, Minas Gerais)
                   Alumar                             10              1,200             120
                   (Sao Luis)
Canada.............Vaudreuil                         100              1,050           1,050
                   (Jonquiere, Quebec)
Jamaica............Kirkvine                           93  )
                   (Manchester)                           )           1,175           1,093
                   Ewarton                            93  )
                   (St. Catherine)
Total smelter-grade alumina                                                           5,013

Specialty chemical aluminas and hydrates

Canada.............Vaudreuil                         100                150             150
                   (Jonquiere, Quebec)
United Kingdom.....Burntisland                       100                100             100
                   (Fife, Scotland)
Total specialty chemical aluminas and hydrates                                          250

Total                                                                                 5,263

[FN]
----------
(dagger) Includes Joint Ventures, proportionately consolidated.

3.4       Raw Materials

3.4.1     Bauxite Reserves     Alcan obtains its bauxite from mining
Subsidiaries, Joint Ventures, consortium companies and third-party suppliers. To meet its bauxite needs in 2000, Alcan used 8.4 million tonnes from its mines and purchased 1.0 million tonnes from third parties. Alcan has more than sufficient bauxite to meet its needs for the next 30 years. Alcan also has access to additional resources to meet its needs beyond this period. In 1999 and 2000, Alcan spent $4.6 million and $1.7 million, respectively, on exploration and development of bauxite reserves.


Alcan Bauxite                     As at 31 December 2000
Reserves by Equity Interest       (millions of tonnes)

                                                 Equity       Total        Alcan
                                                Interest     Reserves      Share
Alcan Jamaica Company                             0.930        50.3        *50.3
Alcan South Pacific Pty Ltd. (Australia)          1.000        56.1         56.1
Alcan Aluminio do Brasil Ltda.                    1.000         7.6          7.6
CBG (Guinea)                                      0.165       180.1        *59.4
GBC (Ghana)                                       0.800         4.9         *4.9
Gove (Australia)                                  1.000       182.6        182.6
Utkal Alumina International Limited (India)       0.350       118.0         41.3
MRN (Brazil)                                      0.125       160.3         20.0

Total                                                         759.9        422.2

[FN]
* Adjusted to reflect allocation.

3.4.2     Chemicals and Other Materials     Certain chemicals and other
materials, e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

3.5       Special Alumina

Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, produces a wide range of specialty aluminas and aluminum hydroxides for different uses, such as ceramics, refractories, water treatment chemicals, catalysts and coagulants. Its products are also used as flame retardants and smoke suppressants for plastics and resins. Alcan's principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada and the U.K.

4.        PRIMARY ALUMINUM

4.1       Products

4.1.1     Aluminum     Aluminum is produced through the electrolytic reduction
of alumina. Electrical energy is used to separate the aluminum from the oxygen in alumina. Approximately two tonnes of alumina yield one tonne of metal.

4.1.2     Other Aluminum Sources     Other sources of aluminum include the
following: purchases of primary aluminum under contracts and spot purchases, purchases of used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for resale. Purchases in 2000 of aluminum of all types from all sources amounted to 1,670,000 tonnes, compared with 1,297,000 tonnes in 1999 and 1,227,000 tonnes in 1998.

4.2       Sales and Marketing/Customers

In 2000, Alcan sold 820,000 tonnes of primary aluminum to third parties. Virtually all this ingot was in the form of value-added ingot, primarily extrusion billet, sheet ingot or foundry ingot. The remainder of the primary metal produced was transferred to Alcan's own fabricating operations, primarily as sheet ingot, wire bar or molten metal, used for the continuous casting of rod or sheet.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters is consumed in Alcan's fabricating facilities, while the remainder is sold to third party customers, primarily in North America and Asia. North American third party sales have been focused on both customized extrusion billet and foundry ingot. Although Alcan has been short of metal in Europe, the duty barrier for aluminum from Canada and high logistics costs have made it uneconomical to ship significant tonnages of metal to Europe. Alcan covers its metal production shortfalls in Europe with purchases of aluminum.

Alcan's ingot product realizations were $ 1,667 per tonne in 2000 compared to $1,511 per tonne in 1999 and $1,558 per tonne in 1998.

4.3      Production and Facilities

4.3.1    Smelting     Alcan owns and operates 15 primary aluminum smelters with
a total ultimate annual rated capacity of 2,252,000 tonnes. Seven of these smelters, having a total ultimate annual rated capacity of 1,481,000 tonnes, are located in Canada; the other smelters are located in Brazil, Iceland, Norway, Switzerland, the U.K. and the U.S. During 2000, Alcan's smelters produced 1,562,000 tonnes of primary aluminum: 1,081,000 tonnes in Canada, 141,000 tonnes in the U.S., 161,000 tonnes in the United Kingdom, 107,000 tonnes in Brazil, 43,000 tonnes in Iceland, 16,000 tonnes in Norway and 9,000 tonnes in Switzerland. Indal produced 4,000 tonnes in 2000 prior to it being sold.

Alcan added three smelters in 2000 through the Combination. These are: the Icelandic Aluminium Company Ltd. ("ISAL") smelter located near Reykjavik, Iceland; the Sor-Norge Aluminium A/S ("SOERAL") smelter located at Husnes, Norway (50%-owned); and Algroup's smelter at Steg, Switzerland.

Utilization of smelting capacities varies from time to time according to business conditions. The re-start of idle capacity at the Sebree, US (60 Kmt) and Lynemouth, UK (50 Kmt) smelters commenced in May 2000.

For many years, Alcan has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment. Construction of the new $1.98 billion, 400,000 tonnes ultimate annual capacity aluminum smelter and casting center in Alma (Quebec) is expected to be completed in 2001. Production at the Alma smelter has begun with a capacity of 52,000 tonnes per year as at 31 December 2000. The closure of the Isle-Maligne smelter was completed in March 2000. The Kinlochleven smelter in Scotland was closed in June 2000 and its power was transferred to the Lochaber smelter.


      Smelter capacities -- As at 31 December 2000
                            (thousands of  tonnes)

                                                                % of
                                                             Ownership                Annual
        Locations                                             by Alcan               capacity


Canada..................... Arvida                               100                    246(248*)
                            (Jonquiere,
                            Quebec)
                            Grande-Baie                          100                    196
                            (La Baie, Quebec)
                            Laterriere                           100                    219
                            (Chicoutimi, Quebec)
                            Shawinigan                           100                     91
                            (Quebec)
                            Alma                                 100                     52(400*)
                            (Quebec)
                            Beauharnois                          100                     50
                            (Melocheville, Quebec)
                            Kitimat                              100                    275(277*)
                            (British Columbia)
Total in Canada                                                                       1,129

Brazil..................... Ouro Preto                           100                     51
                            (Saramenha, Minas Gerais)
                            Aratu                                100                     58
                            (Bahia)
Iceland.....................ISAL                                 100                    168
                            (Reykjavik)
Norway......................SOERAL                                50                     62
                            (Husnes)
Switzerland.................Steg                                 100                     36
                            (Valais)
United Kingdom............. Lynemouth                            100                    160
                            (Northumberland, England)
                            Lochaber                             100                     40
                            (Inverness-shire,
                            Scotland)
United States.............. Sebree                               100                    196
                            (Kentucky)
Total outside Canada                                                                    771

Total                                                                                 1,900


__________*: ultimate annual capacity

4.3.2    Other Aluminum Sources     Alcan operates recycling plants in Brazil,
Italy, the U.S. and the U.K. (See section 6 on page 15 hereof).

4.4      Raw Materials

4.4.1    Electricity     The smelting of one tonne of aluminum requires between
14 and 18.5 megawatt-hours of electric energy. Alcan produces low-cost electricity at its own hydroelectric generating plants.

In Canada, these plants have an installed generating capacity of 3,600 megawatts, of which 2,700 megawatts may be considered to be hydraulically available over the long term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned by Alcan except for those relating to the Peribonka River in Quebec. An annual charge is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. In British Columbia, rentals and generation taxes for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat.

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

In addition to electricity generated at its own plants, as described above, Alcan has agreed to purchase, under a long-term agreement, between one and three billion kilowatt-hours of electrical energy annually from Hydro-Quebec beginning in 2001.

Any electricity that is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. The smelters in Brazil obtain some of their electricity requirements from owned hydroelectric generating plants and purchase the balance. The smelter in the U.S. purchases electricity under a long-term contract and a short-term contract. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company. The supply is under contract through 2014 at rates that vary, subject to certain limits, based on metal prices. The Norwegian smelter has a number of contracts for energy supply, the most important of which expire in 2006. The smelter in Switzerland is supplied with power from Lonza Group's energy division (the former Algroup energy division) under medium-term contracts.

4.4.2     Anodes     Alcan produces anodes in a facility in The Netherlands
("Aluchemie"). Alcan holds 66% of Aluchemie directly while SOERAL, its 50% joint venture, owns a further 13%. Aluchemie, the largest anode plant in the world, enables Alcan to exploit economies of scale as well as the harbour of Rotterdam which permits favorable logistics for importing raw materials and dispatching baked anodes.

The main raw materials for anode production are calcined petroleum coke and pitch. Smaller amounts of burned-off anodes from smelters are also added. The production process is subdivided into two steps: mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperature.

Each of the three shareholders of Aluchemie is entitled to a volume of anodes corresponding to their shareholding at prices determined by formulae. Alcan's share of anodes produced by Aluchemie is used at the ISAL and SOERAL smelters and is sold to third-party customers.

4.5       Engineering

Subsidiary Alesa Alusuisse Engineering AG provides engineering services on a global basis internally as well as to third parties. Alesa maintains engineering offices in Switzerland, Canada and Australia. The Australian office also provides technical services to the Gove alumina refinery on an ongoing basis. Its main areas of activity are:

-- Raw Materials Technologies, including alumina refining, anode production and smelter technology;

-- Materials Handling Technologies, including shiploaders and unloaders, silo systems, airlifts and air gravity conveyors, dense phase conveying systems, flyash handling and special applications; and

-- Process Automation, including electrolytic cell control systems and general purpose automation.

4.6       Trading

In 2000 Algroup, through its trading arm Alusuisse Trading AG, traded on behalf of its aluminum and packaging activities. It also engaged in aluminum and related trading activities for third parties. Trading services included four main activities: sales of excess raw materials such as alumina and anodes, purchases of metal and other raw materials to cover requirements that exceed internal supplies, managing risk exposures through London Metal Exchange transactions and managing the supply logistics between smelters and fabricating plants. Algroup's third party trading function has a focus on metal and alumina transactions. Alcan is in the process of integrating this function to bring it in line with Alcan's current practices.

5.        ALUMINUM FABRICATION

5.1       Products

The conversion of aluminum ingot into semi-fabricated and finished products requires the application of a variety of intermediate processes, known generally as fabricating. Many other producers of primary aluminum are also in the business of supplying those products. In addition, there are many independent fabricators that purchase primary and recycled aluminum from the primary producers and the post-consumer market.

5.1.1     Rolled Products     Approximately 93 % of Alcan's fabricated aluminum
product volume is composed of rolled products. A major portion of this is can stock for beverage containers. Other important end-use markets for sheet include transportation, the printing industry, building and construction and a variety of durable goods markets.

5.1.2     Engineered Products     Through a number of downstream businesses,
Alcan manufactures and sells other fabricated aluminum products such as:

--   Wire and Cable     Aluminum is cast and rolled into rod, which is then
     drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring.

-- Castings Another method of fabrication is the casting of molten aluminum into components for machinery, automotive products and aircraft.

--   Extrusions     The extrusion process involves forcing hot metal through a die to create profiled shapes. Examples of end-products using extrusions include windows, doors and automotive components.

--   Automotive and other transportation     Among the product lines included in
     this business area are extrusion-based safety systems and other structural automotive components, airfreight containers, suspension parts, forgings, and diecastings.

5.2       Sales and Marketing/Customers

In 2000, Alcan shipped 1,855,000 tonnes of rolled products and used 352,000 tonnes in engineered products and packaging. Alcan manufactured another 328,000 tonnes from customer-owned metal. Alcan's fabricated aluminum products business is mainly composed of a number of large, capital-intensive rolling operations as well as some smaller downstream businesses, and represents 63% of Alcan's total sales and operating revenues of $9.2 billion. Principal markets are beverage can sheet, other packaging, transportation (including automotive), building products, lithographic sheet, electrical and other industrial applications.

In January 2000, Alcan signed a significant multi-year aluminum supply agreement with Ford Motor Company ("Ford"). Alcan continues to work with GM, Ford, Audi, DaimlerChrysler, BMW and other auto-makers in North America and Europe to develop lighter, more efficient vehicles.

5.3       Production and Facilities

Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, carries out fabricating operations in more than 65 plants in 16 countries.

5.3.1     Rolled Products     At the end of 2000, Alcan's annual rolled products
manufacturing capacity in its principal fabricating markets was as follows:
1,199,000 tonnes in North America; 230,000 tonnes in South America; 1,600,000 tonnes in Europe; and 460,000 tonnes in Asia.

Alcan's project to expand capacity at its Pindamonhangaba, Brazil rolling mill has been completed; ultimate annual capacity will be 290,000 tonnes. The recently-acquired rolling mills of Alcan Taihan Aluminum Limited will have a total ultimate annual capacity of 600,000 tonnes, expected by 2005. Alcan has invested $35 million to expand production of aluminum rolled sheet for the automotive and industrial products markets at its Kingston, Ontario facility. This expansion is now complete, bringing the total annual capacity of the plant to 185,000 tonnes. Alcan and Arco Aluminum, Inc. have completed a $22 million expansion of their jointly-owned Logan aluminum rolling mill in Kentucky, U.S., bringing the total annual capacity of the plant to 725,000 tonnes.

Alcan added the following rolling operations in 2000, through the Combination with Algroup. Algroup had, over the past several years, focused on higher value-added product lines and sought to limit production of commodity-like products.

-- Singen, Germany, which produced 168,000 tonnes in 2000, approximately half of which represented foilstock (the intermediate product for aluminum foil); and

-- Sierre, Switzerland, which produced 102,000 tonnes in 2000, with the two main product lines being automotive sheet and industrial plates. In automotive sheet, the Sierre rolling mill, meets demanding requirements for surface quality, formability and adaptation to car body production lines. In the area of plates, the Sierre mill serves industrial markets such as mold-making, tooling and machinery.

Rolling capacities by region -- As at 31 December 2000
                                (thousands of tonnes)
                                               Europe
                                               Rogerstone

North America                                  (United Kingdom)
Saguenay                                       Falkirk
(Quebec)                                       (United Kingdom)
Kingston                                       Norf
(Ontario)                                      (Germany)
Logan                                          Singen
(Kentucky)                                     (Germany)
Oswego                                         Nachterstedt
(New York)                                     (Germany)
Terre Haute                                    Gottingen
(Indiana)                                      (Germany)
Fairmont                                       Sierre
(West Virginia)                                (Switzerland)
Louisville                                     Bresso
(Kentucky)                                     (Italy)
Warren                                         Pieve Emanuele
(Ohio)                                         (Italy)

Total North America         1,199

Asia                                           Total Europe                1,600
Yeongju
(South Korea)                                  South America
Ulsan                                          Pindamonhangaba
(South Korea)                                  (Brazil)
Bukit Raja                                     Utinga
(Malaysia)                                     (Brazil)
Rangsit
(Thailand)                                     Total South America           230

Total Asia                    460
--------------------------------------------------------------------------------
Grand Total                                                                3,489

5.3.2    Engineered Products

5.3.2.1  Wire and Cable     Alcan's main wire and cable businesses are located
in Canada (Quebec and Ontario) and the U.S.A.

5.3.2.2 Extrusions Alcan's Subsidiaries, Related Companies and Joint Ventures produce extruded products in several countries (including Italy, China, Malaysia and Thailand) and sell these products locally and in other countries for the building, construction, transportation and engineering markets.

The following four facilities producing extruded products were added to the Alcan Group in 2000, through the Combination: Singen (Germany), Sierre (Switzerland), St. Florentin (France) and Decin (Czech Republic).

-- Singen operates the largest extrusion press in Western Europe. The facility shipped 35,000 tonnes in 2000 following the Combination, principally for end-users in transportation, electromechanical applications and machinery. A sizeable part of its production is further processed internally into automotive components.

-- Sierre's production of 28,000 tonnes in 2000 following the Combination was delivered mainly to the transportation and industrial markets.

-- About 81% of the total output of St. Florentin (26,000 tonnes in 2000 following the Combination), was delivered to the French market. The operation targets end-users in the building (50%), transportation (30%) and industrial (20%) sectors.

-- At the extrusion plant at Decin in the Czech Republic, shipments of about 32,000 tonnes were made in 2000 following the Combination, approximately equally divided between hard alloy and soft alloy extrusions.

Alcan's Pieve extrusion plant in Italy produced 17,000 tonnes in 2000.

5.3.2.3   Automotive and Other Transportation

Among the product lines included in this business area are:

-- extrusion-based safety systems and other structural automotive components, airfreight containers, suspension parts and forgings; and

-- diecastings produced by Subsidiary Alusuisse BDW, and its 66%-owned joint venture activity, Alusuisse-Tomos, in Slovenia.

In 2000, revenues from the Auto Systems and Components and Mass Transportation Systems units were $ 286 million. Safety systems include both bumper beams and side impact bars used as door reinforcement in cars. Structural automotive components include both ready to assemble dashboard support beams as currently installed in Mercedes A-class cars and spaceframe components developed for the new aluminum intensive Audi car. Following the Combination, Alcan is the world's leading producer of airfreight containers used for baggage and cargo transport by all airlines.

Diecastings for automotive application are produced in Germany and Slovenia. Products are typically machined after casting and delivered ready for assembly on automotive production lines. To expand capacity, the joint venture was set up in Slovenia to draw on the available competence in diecasting as well as favorable production costs.

5.3.2.4   Composites     Composites activities had revenues of $ 273 million in
2000. The main areas of application are facade, display and transportation. Products include: aluminum-plastic composites, comprising an outer and inner skin of aluminum sheet surrounding a plastic core; foam plastic materials, covered, if required by specific market requirements, with paper or plastic layers; and fibre-reinforced plastic components, mainly for transportation applications.

The main applications for these products are ventilated facades for which composites have a number of advantages over more traditional materials because of their low weight-to-stiffness ratio, ease of application and design variety. In addition to facade applications, composites are now commonly used in display and transportation markets. Composites are produced in Switzerland, Germany, China, the U.K. and the United States. Alcan also produces fibre-reinforced components in Switzerland for such applications as rail car driver cabs, bus components and car spoilers.

6.        RECYCLING

6.1       Production and Facilities

Alcan operates three specialized recycling plants in the U.S., with a total annual capacity of 481,000 tonnes, for the recycling of used beverage cans ("UBCs") and process scrap returned from customers. A similar plant in the U.K. operates with a capacity of 77,000 tonnes per year. Alcan also operates a facility in the U.K. for the production of 71,000 tonnes per year of sheet ingot from aluminum scrap.

Alcan has a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil. The Company also operates a secondary aluminum smelter in Borgofranco, Italy, which has a capacity of 70,000 tonnes per year for the production of secondary aluminum from aluminum scrap. This plant serves Alcan's fabricating plants in Germany, Switzerland and Italy, recycles customers' manufacturing scrap and post-consumer aluminum packaging material and recovers aluminum and salt from saline slag, a by-product of aluminum recycling. The Company also operates an environmentally advanced facility in Quebec for the recovery of aluminum from the dross that forms on the surface of molten metal.

In the case of UBCs, Alcan has a well-established North American recycling network. Alcan's U.S. plants processed more than 23.8 billion cans, or about 40% of all UBCs recycled in the U.S.A. in 2000. In the United Kingdom, Alcan has an infrastructure of 26 UBC recycling centres. Alcan plays leading roles in joint industry programs to promote aluminum collection and recycling in many of the countries where it operates.

As a matter of course, Alcan operates facilities in many plants to recycle aluminum scrap generated internally by fabricating activities.


Recycling plant capacities -- As at 31 December 2000
                             (thousands of  tonnes)

                                                                                  % of
                                                                                Ownership     Annual
                      Locations                                                 by Alcan     capacity

Foundry alloys and remelt scrap ingot

     Italy......................................        Borgofranco di Ivrea        100          70(1)
                                                        (Piemonte region)
Total foundry alloys                                                                             70

Sheet ingot from UBCs and customer process scrap
     Brazil.....................................        Pinda                       100          37(2)
                                                        (Pindamonhangaba,
                                                        Sao Paulo)
     United Kingdom.............................        Warrington                  100          77
                                                        (England)
     United States..............................        Berea                       100    |
                                                        (Kentucky)                         |
                                                        Greensboro                  100     >    481(1)
                                                        (Georgia)                          |
                                                        Oswego                      100    |
                                                        (New York)

Sheet ingot from miscellaneous scrap
     United Kingdom.............................        Warrington                  100          71
                                                        (England)
Total sheet ingot                                                                               666

Total                                                                                           736

----------
[FN]
(1)  Reflects the continued optimization of current assets.
(2)  Ultimate annual capacity is 80,000 tonnes per year.

6.2      Sales and Marketing/Customers

Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

7.       PACKAGING

Following the Combination, Alcan is a leader in the manufacture and sale of individual packages to the producers of consumer goods in North America and Western Europe. Packaging is used to protect and present consumer goods in individual formats; it is also used to collate and transport consumer packages, and to protect and transport industrial and agricultural goods. Alcan has some 85 packaging plants in 14 countries.

Packaging sales were $1.2 billion in 2000, based on the inclusion of the former Algroup businesses following the Combination. These sales are concentrated in certain product segments where the Company has built a strong competitive position. In 2000, over 90% of packaging sales were made by plants located in North America and Western Europe.

7.1      Food Flexibles and Specialty Packaging

Food flexibles and specialty packaging accounted for sales of $ 1,006 million in 2000. There are manufacturing sites in North America, Western Europe, Brazil and Turkey.

7.1.1    Food Flexibles     The principal activity of this sector is flexible
packaging: the printing, coating and laminating of plastic films, aluminum foil and paper into primary packaging materials for food manufacturers. The origins of this sector lie in the conversion of aluminum foil. However, the sector diversified by acquisition, especially through the 1994 purchase of Lawson Mardon Group by Algroup. The food flexibles sector is now "materials neutral", (i.e. not only aluminum), with a large stake in the conversion of all the major materials required by customers.

The main processes used in sector plants are rotogravure and flexographic printing; laminating using adhesives, wax or plastics extrusion; and various coating processes to add barrier properties, sealability or gloss. The sector's products are typically produced in wide reel format and then slit into narrow reels for delivery to customers, where they are formed into sealed packages (around the customer's product) on automated machinery. Other types of flexible packaging manufactured by the same processes include lidding materials (e.g., for dairy cups) and certain types of labels (especially for carbonated soft drinks packed in plastic bottles). In addition to flexible packaging, the sector also produces rigid plastics trays (e.g., for frozen meals) and, in Spain, folding cartons.

Sales and Marketing/Customers     The main markets served by the food flexibles
business are confectionery (e.g., bagged sweets, medicated confectionery, chewing gum), beverages (e.g., pouch material and film labels), dairy products (e.g., yogurt lidding, soft cheese and processed cheese), savoury snacks, instant dried products (e.g., soups, coffee, bouillon cubes), biscuits and breakfast cereal.

7.1.2    Foil products     Alcan foil is used for household and commercial
packaging applications and for industrial products. Foil products are sold mostly in Europe, from manufacturing sites located in Germany, Switzerland, the United Kingdom, The Netherlands and Canada. The foil products sector uses cold rolling mills to roll the foil to its required thickness while retaining shape and surface quality across the whole width of the foil. Laminating, coating and printing equipment is used to convert the foil reels. Die stamping presses are used to form plain, coated or laminated foil materials into shallow trays for various food markets, notably pet food and frozen food.

One of the largest applications for plain foil is the liquid beverage carton industry. Beverage carton materials for certain products, such as long-life milk and fruit juices, include a layer of aluminum foil to provide the protection necessary to preserve the product.

Sales and Marketing / Customers     Alcan sells plain and converted foil for
industrial applications to a diverse customer base, but there are a number of key external customers in each of its principal product lines.

7.1.3 Specialty Packaging The specialty packaging sector's main activity is the manufacture of tobacco packaging at seven sites, two in North America, four in Western Europe, and one in Turkey. The principal products at all of these sites are folding carton blanks, which are produced by printing reels of paperboard, cutting and creasing the reels into individual blanks, and stacking them for delivery to the customer. The other, smaller, specialty businesses are all located in the United Kingdom.

Sales and Marketing/Customers     Cigarette consumption is expected to continue
to decline in North America and Western Europe but to continue to increase elsewhere, which may affect overall demand for packaging. Folding cartons have, however, consistently taken share in the past from soft packs. Because of the relatively high concentration among cigarette producers, three customer groups account for 90% of sales in this area: British American Tobacco plc, Philip Morris Companies Inc. and Imperial Tobacco Ltd.

7.2      Pharmaceutical and Cosmetics Packaging

The pharmaceutical and cosmetics packaging sector accounted for net sales of $210 million in 2000, of which pharmaceuticals accounted for the major portion.

Following the Combination, Alcan produces and sells a full range of packaging products for pharmaceutical and cosmetic companies. Principal products include: blister lidding, strip packs, pouches, barrier form packs, flexible tube laminate, plastic containers and closures, molded glass bottles, glass tubing vials, drawn glass tubing, folding cartons, glass ampoules, aluminum seals, rubber stoppers, and contract packaging services. In addition, Alcan produces and sells products used primarily in life science laboratories including liquid handling devices, cell culture equipment, and specialty glass apparatus. These products are manufactured in facilities in North America, Europe, South America, and through a joint venture, in China.

Sales and Marketing/Customers     The trend towards consolidation on a global
basis is prevalent in the pharmaceutical and personal care/cosmetic market. Industry leaders are building global organizations in an attempt to gain economies of scale and create global brand equity. As the relevant markets continue to consolidate, industry leaders will account for a larger share of demand for packaging products and services. This, coupled with the tendency for industry leaders to rationalise their supply base, creates a premium on understanding and reacting swiftly to the needs of large global industry players.

8.       RESEARCH AND DEVELOPMENT

Research and development comprises a global system of research laboratories, applied engineering centers and plant technical departments. The research laboratories, responsible for approximately 50 % of the total R&D expenses for Alcan, play a major role in innovation through basic and applied research. Two laboratories are located in Canada (at Kingston, Ontario, and Jonquiere, Quebec), one is in the U.K. (Banbury, Oxfordshire) and one is in Switzerland (Neuhausen). Together, they employ about 600 people. In recent years, Alcan's R&D effort has been refocused on core processes and products. Research and Development expenses for Alcan were $81 million in 2000, $67 million in 1999 and $70 million in 1998. Additionally, intellectual property management safeguards Alcan's process and product technologies and trademarks. Alcan's operating companies manage applied engineering centers and technical departments located close to key markets and operating divisions. These include the Applied Materials Center located in North America for canning technology, and technical centers in North America and Europe for automotive technologies. These centers are focused on major products and provide technical and product development support to customers, drawing extensively on the resources and scientific disciplines in the research centers.

9.       ENVIRONMENTAL REGULATIONS

Underlying Alcan's environmental commitments are a number of factors. These include a clear approach to environmental management systems, continuous improvement of environmental control systems, dedicated environmental professionals and ongoing employee involvement. Alcan is also committed to making the most of the inherent environmental value of aluminum and other materials in every stage of its products' life cycles.

In most of the countries where Alcan operates production facilities, environmental control regulations have been established or are in the process of being established. Alcan believes that its existing and planned anti-pollution measures will enable it to satisfy statutory and regulatory demands without material effect on its competitive position. Alcan's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $133 million in 2000. Similar expenditures for 2001 and 2002 are expected to be $110 million and $130 million, respectively. In addition, expenditures charged against income for environmental protection were $91 million in 2000 and are expected to be $115 million in 2001 and $110 million in 2002.

10.      PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations.

11.      EMPLOYEE RELATIONS

At 31 December 2000, Alcan employees were located as follows: approximately 21,000 in North America, 23,000 in Europe, 3,100 in South America, 3,300 in Asia and Pacific areas and 3,000 in other areas. A majority of the hourly-paid employees are represented by labour unions. In many European locations, union contracts are of relatively short duration (e.g., one year) and are negotiated on a national basis between representatives of the relevant industries and the national unions.

There are 26 collective labour agreements in effect in Canada, the majority of which expire in 2003 or later.

12.      PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in Canada, the United States and other countries which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their normal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

Alcan owns a number of trademarks that are used to identify its businesses and products. The Company's trademarks have a term of three to ten years. As a result, at any point in time, the Company will have trademarks at the end of their term and others with a full ten-year term. At the end of their term, significant trademarks will be renewed for a further three to ten years.

Alcan has also acquired certain intellectual property rights under licenses from others for use in its businesses.

Alcan's patents, licenses and trademarks constitute valuable assets; however, the Company does not regard any single patent, license or trademark as being material to its sales and operations viewed as a whole. The Company has no material patents, licenses or trademarks the duration of which cannot, in the judgment of management, be extended or renewed as necessary.

13.      COMPETITION AND GOVERNMENT REGULATIONS

The aluminum and packaging businesses are highly competitive in price, quality and service. The Company experiences competition from a large number of companies in all major markets. In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing in aluminum production is enhanced by its ability to supply its own power to Canadian and U.K. smelters at low cost.

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and import restrictions. Imports of ingot and other aluminum products into certain markets may be subject to import regulations and import duties. These affect the Company's sales realizations and may affect the Company's competitive position. Shipments of the Company's products are also subject to the anti-dumping laws of the importing country, which prohibit sales of imported merchandise at less than defined fair values.

The Investment Canada Act (the "Act") provides that the acquisition of control of a Canadian business, such as Alcan's Canadian business, by a "non-Canadian" (as defined in the Act) may be subject to review under the Act and, if so, may not be implemented unless the Minister of Industry determines that the proposed acquisition is, or is likely to be, of net benefit to Canada. The acquisition by a non-Canadian of a majority of the voting shares of a Canadian company is deemed to constitute the acquisition of control of that company. In addition, the acquisition by a non-Canadian of more than one-third but less than the majority of the voting shares of a Canadian company is presumed to constitute an acquisition of control unless it can be established that on the acquisition the corporation is not controlled in fact by the non-Canadian.

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

LITIGATION

The Company's U.S. Subsidiary, Alcan Aluminum Corporation ("Alcancorp"), and third parties are defendants in a lawsuit instituted in May 1983 before the Federal District Court for the Central District of California, by the U.S. Environmental Protection Agency ("EPA") and the State of California, involving the Stringfellow hazardous waste site. Alcancorp was held liable in that lawsuit. In January 1992, Alcancorp and the U.S. Justice Department entered into a four-year Partial Consent Decree. On the basis of that arrangement, Alcancorp has funded a total of $13,100,000 for a treatment plant designed to help clean up the site. In December 1998, Alcancorp and several other parties filed appeals with the Circuit Court on numerous counts, including whether liability was correctly imposed on Alcancorp. In January 1999, Alcancorp entered into a structured settlement with the State of California whereby California will accept liability for all clean-up costs from 1 January 1999 onward and Alcancorp will accept responsibility for past clean-up costs; in the event that settlement becomes final, Alcancorp's liability would be limited to the amount it already has paid. In addition, Alcancorp is participating in a third party action against a Potentially Responsible Party ("PRP") seeking recovery of a portion of the amount paid. The settlement is not yet final.

In a lawsuit brought in July 1987 relating to the Pollution Abatement Services site in Oswego, New York ("PAS"), the Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. Furthermore, the case was consolidated with another case, instituted in October 1991, in which the EPA sued Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding Alcancorp jointly and severally liable. The amount of the judgment plus interest is $13.5 million as of December 2000. The case is being appealed. Alcancorp has also been sued by other PRPs at PAS seeking contribution for costs incurred in cleaning up the PAS site which are being contested.

In an EPA lawsuit in 1989 before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, in which Alcancorp is a party, the Court in May 1991 granted summary judgment against Alcancorp in the amount of $473,790 for alleged disposal of hazardous waste. After unsuccessful appeals, Alcancorp paid $652,371, representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment, representing additional enforcement costs incurred after the date of the initial judgment in a separate lawsuit. The EPA has filed a new action for additional sums for further remedial activities at the Butler Tunnel site.

In February 1996, the Company's U.K. Subsidiary (British Alcan Aluminium plc ("British Alcan")) sold its investments in several of its Subsidiaries, including Magnesium Elektron, Inc. and Luxfer USA Limited, both located in the U.S. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceedings:

(a) Magnesium Elektron, Inc. ("MEI"; at the time, a Subsidiary of British Alcan) was sued, together with approximately 70 other defendants, by plaintiffs alleging that MEI is a former owner/operator of a site which the plaintiffs currently own and that MEI's activities contributed to environmental contamination on the site. British Alcan believes that it has legal defences and intends to pursue them vigorously.

(b) Luxfer USA Limited ("Luxfer"; at the time, a Subsidiary of British Alcan) is a participant in a joint defence group with regard to waste Luxfer sent to the Omega chemical waste site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totalling $11,800 for defence group costs and the removal of waste from the site. Large waste generators are cleaning up the site. Luxfer, being a small contributor, is discussing settlement offers. In 2000, Luxfer and other members of the joint defence group entered into a consent decree to complete the remediation. The remediation will be funded on a "pay as you go" basis; Luxfer's first assessment was $2,325.

Luxfer is also a participant in a joint defence group formed to defend claims by numerous homeowners against various companies who allegedly disposed of industrial waste at a landfill in Monterey Park, California. There are many defendants and Luxfer was a minor contributor to the site. In 2000, Luxfer and the other joint defence group members negotiated a settlement. Luxfer's allocation in the settlement was approximately $ 50,000. Court approval of the settlement was obtained in January 2001.

In connection with a property in New York State that was the site of an extrusion operation, Alcancorp retained liability for alleged contamination though the property was sold in 1996. The State has approved a Remedial Investigation Report negotiated between the New York State Department of Environmental Conservation and Alcancorp. A record of decision has been issued. The parties have negotiated a consent order to implement the record of decision. The consent order was signed in 2000 and the remedial activities are complete. An operation and maintenance program has been instituted as part of the record of decision at a projected cost of $75,000.

Under the terms of sale of its metal goods division, Alcancorp retains liability for defending, as a third party defendant, a suit initiated in December 1995 by the State of New Jersey alleging that a disposal company used by the division disposed of hazardous material in a landfill. Including Alcancorp, there are 277 third-party defendants in this action.

Under the terms of sale of Alcan Building Products US, Alcancorp retains liability for defending against an administrative order and notice of civil penalty issued by the New Jersey EPA in October 1995 in connection with an alleged permit violation involving volatile organic compound emissions. In 1997, an administrative tribunal reduced the civil penalty by 40%. Both parties filed objections to the order; Alcancorp is seeking a reduction to 0% and New Jersey EPA is seeking 100%. An appeal by Alcancorp to the Court of Appeal was denied and Alcancorp petitioned the Supreme Court of New Jersey. The Supreme Court of New Jersey declined to hear Alcancorp's appeal and Alcancorp has paid the civil penalty in the amount of $58,000.

Wheaton USA Inc. ("Wheaton"), a subsidiary of Algroup, owns a former site used for the manufacture of lead crystal glassware. Three local residents filed suit alleging contamination of wells and exposure to hazardous materials. The New Jersey Department of Environmental Protection ("NJDEP") is investigating manufacturing facilities in the area and has identified another company to be principally responsible. A motion for a class action is before the court.

Wheaton has been charged, in connection with its Flat River plant in Missouri, with an alleged air emission violation and a permit violation. Negotiations with the Missouri Department of Natural Resources are ongoing.

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

At a plant site in Indiana, testing has revealed traces of trichloroethylene ("TCE") in the groundwater. Alcancorp investigated the matter with a third party believed to be responsible for the contamination and a voluntary remediation plan was filed with the State of Indiana. The third party has refused to pay and Alcancorp has filed a lawsuit for indemnification and liability. There is currently a tentative settlement in that case, in which Alcancorp will transfer ownership and full responsibility for the operation and maintenance of a landfill site at its Sebree, Kentucky plant to the third party and Alcancorp will remediate the TCE at the Indiana facility.

An industrial neighbour of Wheaton's coated product plant in Mays Landing, New Jersey, has claimed that in the 1970's, Wheaton had disposed of hazardous waste that was leaching onto its land. The NJDEP has investigated and Wheaton is required to perform remediation and monitoring at the site.

In 1997, Wheaton began building new furnaces at its Millville New Jersey glass plant that may not be in compliance with applicable air emission regulations. The NJDEP is involved. Wheaton is making modifications to the furnaces.

Lawson Mardon USA Inc, a subsidiary of Algroup, is undertaking a site investigation and clean-up of the land at its Clifton plant in compliance with a NJDEP permit.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2000.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report, the section titled "Common Shares" on page 79.

The number of holders of record of Shares on 12 February 2001 was 18,775.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 64, note 15 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 20 of this report.)

Dividends paid on Shares held by non-residents of Canada generally will be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the United States, the treaty-reduced rate is currently 15%.

ITEM 6    SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

                                                                                     Years ended 31 December
                                                              ----------------------------------------------------------------------
                                                               2000             1999            1998           1997            1996
                                                              ------           ------           -----          -----           -----
Sales and operating revenues                                   9,148           7,324            7,789          7,777           7,614
Net income from continuing  operations
   before extraordinary item (Canadian GAAP)                     618             460              399            468             410
Net income from continuing  operations
   before extraordinary item (U.S. GAAP)                         606             455              417            504             420
Net income (Canadian GAAP)                                       618             460              399            485             410
Net income (U.S. GAAP)                                           606             455              417            521             420
Total assets                                                  18,407           9,849            9,901          9,374           9,228
Long-term debt (including current portion)                     3,528           1,322            1,703          1,277           1,338
Net income per Share from continuing operations                 2.45            2.06             1.71           2.02            1.74
   before extraordinary item (Canadian GAAP)
Net income per Share from continuing operations                 2.40            2.04             1.79           2.18            1.79
   before extraordinary item (U.S. GAAP)
Net income per Share (Canadian GAAP)                            2.45            2.06             1.71           2.09            1.74
Net income per Share (U.S. GAAP)                                2.40            2.04             1.79           2.25            1.79
Cash dividends per Share                                        0.60            0.60             0.60           0.60            0.60


Commencing 1998, the Company retroactively adopted, without restating prior years, the recommendations of the Canadian Institute of Chartered Accountants ("CICA") concerning accounting for income taxes.

Commencing 1998, the Company retroactively adopted the recommendations of the CICA concerning segment disclosures.

See Annual Report, pages 53 to 55, note 4 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required is incorporated by reference to the Annual Report, pages 22 through 44, the section titled "Management's Discussion and Analysis".

As the Company follows Canadian GAAP, reference should be made to note 4 to the Consolidated Financial Statements on pages 53 to 55 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP. Beginning in 2001, the Company is required to adopt, for supplementary US GAAP reporting purposes only, Financial Accounting Standards Boards Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at market. Alcan is in the process of completing its assessment of the new standards.

Refer to the section titled "Competition and Government Regulations" on page 20 of this report for a brief description of the application of the Investment Canada Act.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. The Company considers EBITDA to be a key financial performance measure used by management for the four operating segments. Management believes that EBITDA provides a measure of operating results that is unaffected by the financing and accounting effects of acquisitions and differences in capital structures among otherwise comparable companies. EBITDA is not a substitute for net income, cash flows and other measures of financial performance as defined by generally accepted accounting principles, and may be defined differently by other companies.

ITEM 7A   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company has estimated the impact on 2000 net income of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 2000.

INTEREST RATES

The net income impact of a 10% movement in interest rates on the Company's variable rate debt outstanding at 31 December 2000 net of its invested surplus cash and time deposits at 31 December 2000 is immaterial.

FOREIGN CURRENCY EXCHANGE RATES

The effect of an adverse movement of 10% in foreign currency exchange rates on the Company's financial instruments (principally forward and option contracts) outstanding at 31 December 2000 would be to reduce 2001 net income by approximately $102 million.

Because all of the Company's foreign currency forward positions are taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, any negative impact of currency movements on the forward exchange contracts would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.

DERIVATIVE COMMODITY CONTRACTS

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward options contracts outstanding at 31 December 2000 would be to reduce 2001 net income by approximately $38 million, of which $10 million relates to the net cost of option premiums and $ 28 million to forward contracts. These results reflect a 10% reduction from the 2000 year-end, three-month LME aluminum closing price of $1,565 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2000.

Because all of the Company's aluminum forward contract positions are taken out to hedge future purchases of metal required for firm sales commitments to fabricated products customers, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the purchases being hedged.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements on pages 47 through 73 and the "Auditors' Report" on page 46 and the section titled "Quarterly Financial Data" on page 76.

The location of Financial Statements and other material required under this Item is found under Item 14 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

Information in this part is based on information contained in the Company's Management Proxy Circular dated 7 March 2001.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS

The information required is incorporated by reference to the Management Proxy Circular, pages 5 to 7.

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until he or she ceases to hold office as such.

(b)      IDENTIFICATION OF EXECUTIVE OFFICERS

The required particulars with respect to the Officers of the Issuer are as follows:


Name and municipality of residence                       Position                                       Age
----------------------------------           ------------------------------------------------------    -----
TRAVIS ENGEN                                 President and Chief Executive Officer                       56
New Canaan, Connecticut

R.L. BALL                                    Executive Vice President                                    54
Beaconsfield, England                        President, Rolled Products, Europe

R.B. EVANS                                   Executive Vice President,                                   53
Zurich, Switzerland                          President, Aluminum Fabrication Europe

E.P. LeBLANC                                 Executive Vice President,                                   59
Westmount, Quebec                            President, Primary Metal

B.W. STURGELL                                Executive Vice President,                                   51
Cleveland, Ohio                              President, Aluminum Fabrication Americas and Asia

S. THADHANI                                  Executive Vice President and Chief Financial Officer        61
Westmount, Quebec

H. VAN DE MEENT                              Executive Vice President                                    59
Meilen, Switzerland                          President, Global Packaging

K. WOLFENSBERGER                             Executive Vice President                                    60
Winterthur, Switzerland                      President, Engineered Products, Europe

D. GAGNIER                                   Senior Vice President, Corporate and External Affairs       54
Beaconsfield, Quebec

D. L. McAUSLAND                              Senior Vice President, Mergers and Acquisitions,            47
Beaconsfield, Quebec                         Chief Legal Officer and Secretary

G. OUELLET                                   Senior Vice President, Human Resources                      58
Montreal, Quebec

C. CARROLL                                   Vice President,                                             45
Westmount, Quebec                            President, Bauxite, Alumina and Specialty Chemicals

G.R. LUCAS                                   Vice President, Treasurer                                   47
Westmount, Quebec

R. GENEST                                    Vice President, Controller                                  47
Montreal, Quebec

All of the Officers of the Company have held their present positions or other executive positions with the Company or its Subsidiaries during the past five years, except as hereinafter described:

-- prior to joining the Company in February 2001, Mr. Engen was chairman and chief executive of ITT Industries, Inc.;

-- prior to joining the Company in January 1997, Mr. Evans held senior management positions with the Kaiser Aluminum organization;

-- prior to joining the Company in April 1998, Mr. Genest was vice-president and controller of Societe Financiere Desjardins - Laurentienne; and

-- prior to joining the Company in June 1999, Mr. McAusland was managing partner at the law firm of Byers Casgrain and was president of the Montreal Board of Trade.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Management Proxy Circular, pages 12 to 23, the section titled "Executive
Compensation".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference to the Management Proxy Circular, page 8, the sections titled "Holdings of Shares and Deferred Share Units by Directors" and "Holding of Shares by Others".

Directors and Executive Officers as a group beneficially own 169,209 Shares (including Shares over which control or direction is exercised). This represents 0.05% of Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Management Proxy Circular) to purchase 2,999,691 Shares.

In the case of each of the Directors and Named Executive Officers of Alcan, the percentage of Shares held amount to less than 0.01% of the outstanding Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Management Proxy Circular, pages 24 and 25, the section titled "Indebtedness of Directors and Executive Officers".

The rate of interest charged was 5% in the first quarter of 2000 and 6% for the remainder of the year.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         The information required is incorporated by reference to the Annual Report, pages 47 to 73 and the Auditors' Report on page 46 thereof.

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

               3.1.1 Certificate of Amendment dated 1 March 2001. (Filed herewith)

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

               4.3 Shareholder Rights Agreement as amended and restated on 24 April 1995 between Alcan and The R-M Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Company's Report on Form 8-K filed on 5 May 1995.)

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

               10.1.7 Amendments dated 1 May 1999 in Schedule 99-1, 1 October 1999 in Schedule 99-2, 1 January 2000 and 1 July 2000 in Schedule 00-1, 1 October 2000 in Schedule 00-2 and 31 December 2000 in Schedule 00-3. (Filed herewith)


               10.2 Alcan Executive Share Option Plan. (Incorporated by reference to the section titled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33-61790.)

               10.3 Alcan Executive Performance Award Plan revised as of October 1994. (Incorporated by reference to exhibit
                         10.3 to the Annual Report on Form 10-K of the Company for 1994.)

               10.4 Alcan Financial Counselling Plan. (Incorporated by reference to the exhibit of that name filed with the Annual Report on Form 10-K of the Company for 1981.)

               10.5 Alcan Executive Automobile Programme revised as of 1 January 1992. (Incorporated by reference to exhibit
                         10.5 to the Annual Report on Form 10-K of the Company for 1991.)

               10.6 Alcan Flexible Perquisites Program. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)

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

               10.8.4 Amendments dated 1 May 1999 in Schedule 99-1 and 1 January 2000 in Schedule 00-1. (Filed herewith)

               10.9      Indemnity  Agreement with Jacques Bougie.
                         Substantially similar agreements have been entered into with all current Directors of Alcan. (Incorporated by reference to exhibit 10.9 to the Annual Report on Form 10-K of the Company for 1995.)

               10.10 Alcan Retirement Compensation Plan for Non-Executive Directors dated 27 April 1995. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for 1995.)

               10.10.1 Amendment dated 1 January 1997. (Incorporated by reference to exhibit 10.10.1 to the Annual Report on Form 10-K of the Company for 1996.)

               10.11 Alcan Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K of the Company for 1996.)

               10.12 B.C./Alcan 1997 Agreement. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

               10.13 Employment Agreement dated 24 July 1997 with Jacques Bougie. (Incorporated by reference to exhibit
                         10.13 to the Annual Report on Form 10-K of the Company for 1997.)

               10.14 Employment Agreement dated 1 April 1999 with R.B. Evans. Substantially similar agreements have been entered into with E.P. LeBlanc and S. Thadhani. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 1999.)

               10.15 Change of Control Agreement dated 23 July 1999 with Jacques Bougie. Substantially similar agreements have been entered into with B.W. Sturgell, R.B. Evans, E.P. LeBlanc, and Robert L. Ball. (Incorporated by reference to exhibit 10.15 to the Annual Report on Form 10-K of the Company for 1999.)

               10.16 Employment Agreement dated 23 February 2001 with Travis Engen. (Filed herewith)

               10.17 Financial Arrangements dated 16 February 2001 with Jacques Bougie. (Filed herewith)

          (13) Annual Report. (Filed herewith)

          (21) Subsidiaries and Related Companies of the Company. (Filed herewith)

          (23) Consent of Independent Accountants is on page 36.

          (24) Powers of Attorney. (Filed herewith)
               24.1      Power of attorney of W. Blundell
               24.2      Power of attorney of M. Ebner
               24.3      Power of attorney of T. Engen
               24.4      Power of attorney of J.R. Evans
               24.5      Power of attorney of W. Kerth
               24.6      Power of attorney of J.E. Newall
               24.7      Power of attorney of P.H. Pearse
               24.8      Power of attorney of G. Saint-Pierre
               24.9      Power of attorney of P.M. Tellier
               24.10     Power of attorney of S. Thadhani
               24.11     Power of attorney of R. Genest

          (27) Financial Data Schedule. (Filed herewith)

          (99) Cautionary statement for purposes of the "Safe Harbour" provisions of the Private Securities Litigation Reform Act of 1995. (Incorporated by reference to exhibit 99 to the Annual Report on Form 10-K of the Company for 1997.)

          (99) Management Proxy Circular. (Filed herewith)

(b)       REPORTS ON FORM 8-K

The Company has filed two reports on Form 8-K during the quarter ended
31 December 2000 concerning Item 5 thereof: "Other Events". The filing dates were 27 October 2000 and 4 December 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALCAN INC.

22 March 2001                            By : /s/ John R. Evans
                                             ----------------------------------
                                         John R. Evans, Chairman of the Board
                                         By: Serge Fecteau, as Attorney-in fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 22 March 2001.

/s/ Travis Engen
---------------------------------------------
Travis Engen,  Director, President and Chief
Executive Officer
(Principal Executive Officer)
By: Serge Fecteau, as Attorney-in fact


/s/ W.R.C.Blundell
---------------------------------------------
W.R.C.Blundell, Director
By: Serge Fecteau, as Attorney-in fact


/s/ Martin Ebner
----------------------------------------------
Martin Ebner, Director
By: Serge Fecteau, as Attorney-in fact


/s/ John R. Evans
----------------------------------------------
John R. Evans, Chairman of the Board,
By: Serge Fecteau, as Attorney-in fact

/s/ Rupert Gasser
----------------------------------------------
Rupert Gasser, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Willi Kerth
----------------------------------------------
Willi Kerth, Director
By: Serge Fecteau, as Attorney-in fact


/s/ J. E. Newall
----------------------------------------------
J. E. Newall, Director
By: Serge Fecteau, as Attorney-in fact


/s/ Peter H. Pearse
----------------------------------------------
Peter H. Pearse, Director
By: Serge Fecteau, as Attorney-in fact


/s/ Guy Saint-Pierre
----------------------------------------------
Guy Saint-Pierre, Director
By: Serge Fecteau, as Attorney-in fact

/s/ Gerhard Schulmeyer
----------------------------------------------
Gerhard Schulmeyer, Director
By: Serge Fecteau, as Attorney-in fact


/s/ Paul M. Tellier
----------------------------------------------
Paul M. Tellier, Director
By: Serge Fecteau, as Attorney-in fact


/s/ Suresh Thadhani
----------------------------------------------
Suresh Thadhani, Executive Vice President
and Chief Financial Officer  (Principal
Financial Officer) By: Serge Fecteau,
as Attorney-in fact


/s/ Richard Genest
----------------------------------------------
Richard Genest, Vice-President and Controller
(Principal Accounting Officer)
By: Serge Fecteau, as Attorney-in fact

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Directors of Alcan Inc.:

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716, 33-61790 and 333-89711) and on Form S-3 (Nos. 2-78568, 2-78713,
33-82754 and 333-76535) of Alcan Inc. of our report, dated 15 February 2001 appearing on page 46 of the 2000 Annual Report to Shareholders. Our report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.


Montreal, Canada
22 March 2001


                                                 /s/ PricewaterhouseCoopers LLP
                                                 ------------------------------
                                                 PricewaterhouseCoopers LLP