Form 10-Q
period 2001-03-31
ALCAN INC
filed 2001-05-14
CIK 4285

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission file number 1-3677



                                   ALCAN INC.
             (Exact name of registrant as specified in its charter)


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

Yes (X)          No ____

At March 31, 2001, the registrant had 318,451,344 shares of common stock (without nominal or par value) outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. Dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more consolidated subsidiaries.

Item 1.  FINANCIAL STATEMENTS

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
--------------------------------------------------------------------------------

Three months ended March 31
(in millions of US$, except per share amounts)                     2001          2000
                                                                  -------      -------


REVENUES
     Sales and operating revenues                                 $ 3,270      $ 1,962
     Other income                                                      42           17
                                                                  -------      -------
                                                                    3,312        1,979
                                                                  -------      -------
COSTS AND EXPENSES
     Cost of sales and operating expenses                           2,577        1,454
     Depreciation and amortization                                    196          116
     Selling, administrative and general expenses                     133           89
     Research and development expenses                                 33           17
     Interest (note 10)                                                55            6
     Other expenses (note 8)                                          108           20
                                                                  -------      -------
                                                                    3,102        1,702
                                                                  -------      -------
Income before income taxes and other items                            210          277
Income taxes (note 4)                                                  58          104
                                                                  -------      -------
Income before other items                                             152          173
Equity income                                                           2           --
Minority interests                                                      1            1
                                                                  -------      -------
NET INCOME BEFORE AMORTIZATION OF GOODWILL                        $   155      $   174
Amortization of goodwill                                               18           --
                                                                  -------      -------
NET INCOME                                                        $   137      $   174
Dividends on preference shares                                          2            2
                                                                  -------      -------
NET INCOME ATTRIBUTABLE TO COMMON
     SHAREHOLDERS                                                 $   135      $   172
                                                                  -------      -------

NET INCOME PER COMMON SHARE BEFORE
     AMORTIZATION OF GOODWILL (BASIC AND DILUTED)
     (NOTES 2 AND 5)                                              $  0.48      $  0.78
                                                                  -------      -------
Amortization of goodwill per common share                            0.06           --
                                                                  -------      -------
NET INCOME PER COMMON SHARE (BASIC AND DILUTED)
     (NOTES 2 AND 5)                                              $  0.42      $  0.78
                                                                  -------      -------
DIVIDENDS PER COMMON SHARE                                        $  0.15      $  0.15
                                                                  -------      -------


                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
--------------------------------------------------------------------------------

Three months ended March 31
(in millions of US$)                                     2001            2000
                                                        ------          ------


RETAINED EARNINGS - BEGINNING OF PERIOD                 $ 4,290         $ 4,227

Net income                                                  137             174

Dividends - Common                                          (48)            (33)
          - Preference                                       (2)             (2)
                                                        -------         -------
RETAINED EARNINGS - END OF PERIOD                       $ 4,377         $ 4,366
                                                        =======         =======


                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2001)
--------------------------------------------------------------------------------

(in millions of US$)                                   March 31,    December 31,
                                                         2001           2000
                                                       ---------    ------------
ASSETS
------

CURRENT ASSETS

  Cash and time deposits                               $   245       $    261

  Receivables                                            2,275          2,280

  Inventories - Aluminum operating segments
                - Aluminum                               1,050          1,034
                - Raw materials                            414            414
                - Other supplies                           274            268
                                                       -------        -------
                                                         1,738          1,716
            - Packaging operating segment                  418            399
                                                       -------        -------
                                                         2,156          2,115
                                                       -------        -------
TOTAL CURRENT ASSETS                                     4,676          4,656
                                                       -------        -------
Deferred charges and other assets                          767            719
Property, plant and equipment
  Cost (excluding Construction work in progress)        15,328         14,807
  Construction work in progress                          1,460          1,979
  Accumulated depreciation                              (6,966)        (6,753)
                                                       -------        -------
                                                         9,822         10,033
                                                       -------        -------
Intangible assets, net of accumulated amortization         314            330

Goodwill, net of accumulated amortization (note 7)       2,892          2,669
                                                       -------        -------
Total assets                                           $18,471        $18,407
                                                       =======        =======

                                   ALCAN INC.

(unaudited for 2001)
--------------------------------------------------------------------------------

(in millions of US$, except per share amounts)
                                                   March 31,          December 31,
                                                     2001                 2000
                                                   ---------          ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

  Payables                                         $  2,380             $  2,427
  Short-term borrowings                               1,278                1,080
  Debt maturing within one year                          60                  333
                                                   --------             --------
                                                      3,718                3,840
                                                   --------             --------

Debt not maturing within one year (note 9)            3,638                3,195
Deferred credits and other liabilities                  823                  874
Deferred income taxes                                 1,146                1,227
Minority interests                                      160                  244

SHAREHOLDERS' EQUITY

  Redeemable non-retractable preference shares          160                  160

  Common shareholders' equity
    Common shares                                     4,610                4,597
    Retained earnings                                 4,377                4,290
    Deferred translation adjustments                   (161)                 (20)
                                                   --------             --------
                                                      8,826                8,867
                                                   --------             --------
                                                      8,986                9,027
                                                   --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 18,471             $ 18,407
                                                   --------             --------
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE       $  27.72             $  27.89
                                                   --------             --------
RATIO OF TOTAL BORROWINGS TO EQUITY                   35:65                33:67
                                                   --------             --------

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------

Three months ended March 31
(in millions of US$)                                             2001      2000
                                                                 ----      ----

OPERATING ACTIVITIES

Net income                                                      $ 137     $ 174

Adjustments to determine cash from
   operating activities:
      Depreciation and amortization                               214       116
      Deferred income taxes                                       (27)       34
      Equity income - net of dividends                             (2)       --
      Change in operating working capital
         Change in receivables                                      5       (56)
         Change in inventories                                    (41)      (39)
         Change in payables                                       (47)       26
         Change in operating working capital due to
            deferred translation adjustments                      (55)      (18)
                                                                 ----      ----
                                                                 (138)      (87)

         Change in deferred charges, other assets,
            deferred credits and other liabilities - net         (113)       --
         Impairment in value of property, plant and equipment      90
         Other -- net                                              (5)       (1)
                                                                 ----      ----
CASH FROM OPERATING ACTIVITIES                                    156       236
                                                                 ----      ----


                                   ALCAN INC.

(unaudited)
------------------------------------------------------------------------------


Three months ended March 31
(in millions of US$)                                                            2001                             2000
                                                                               ------                           -----

FINANCING ACTIVITIES
    New debt                                                                   $1,235                           $  --
    Debt repayments                                                              (990)                           (111)
                                                                               ------                           -----
                                                                                  245                            (111)
    Short-term borrowings -- net                                                  251                             (10)
    Common shares issued                                                           13                              13
    Dividends - Alcan shareholders (including preference)                         (50)                            (35)
                                                                               ------                           -----
CASH FROM (USED FOR) FINANCING ACTIVITIES                                         459                            (143)
                                                                               ------                           -----
INVESTMENT ACTIVITIES
    Property, plant and equipment                                                (244)                           (298)
    Business acquisitions                                                        (379)                             --
    Net proceeds from disposal of businesses,
       investments and other assets                                                --                               3
                                                                               ------                           -----

CASH USED FOR INVESTMENT ACTIVITIES                                              (623)                           (295)
                                                                               ------                           -----

    Effect of exchange rate changes
       on cash and time deposits                                                   (8)                             (1)
                                                                               ------                           -----
DECREASE IN CASH AND TIME DEPOSITS                                                (16)                           (203)
Cash and time deposits -- beginning of period                                     261                             315
                                                                               ------                           -----

Cash and time deposits -- end of period                                        $  245                           $ 112
                                                                               ======                           =====


                                   ALCAN INC.

INTERIM INFORMATION BY OPERATING SEGMENT
(unaudited)
--------------------------------------------------------------------------------

Three months ended March 31
(in millions of US$)
                                                                               First Quarter
                                                             --------------------------------------------------
                                                               Intersegment                     Third parties
                                                             ------------------              ------------------
                                                              2001        2000                2001        2000
                                                             ------      ------              ------      ------
SALES AND OPERATING REVENUES

Primary Metal                                                $  627      $  419              $  716      $  456
Aluminum Fabrication, Americas and Asia                          49          24               1,006         932
Aluminum Fabrication, Europe                                     93          76                 801         395
Packaging                                                        17          14                 741         173
Intersegment and other items                                   (786)       (533)                  6           6
                                                             ------      ------              ------      ------
                                                             $   --      $   --              $3,270      $1,962
                                                             ======      ======              ======      ======

                                                               First Quarter
                                                             ------------------
                                                              2001        2000
                                                             -------     ------
EBITDA

Primary Metal                                                $  350      $  288
Aluminum Fabrication, Americas and Asia                          92          74
Aluminum Fabrication, Europe                                     65          46
Packaging                                                        86          12
                                                             ------      ------
EBITDA from operating segments                                  593         420
Depreciation and amortization                                  (196)       (116)
Intersegment and other items                                   (116)         (9)
Corporate office                                                (14)        (12)
Interest                                                        (55)         (6)
Income taxes                                                    (58)       (104)
Minority interest                                                 1           1
                                                             ------      ------
NET INCOME BEFORE AMORTIZATION OF GOODWILL                   $  155      $  174
                                                             ------      ------
NET INCOME AFTER AMORTIZATION OF GOODWILL                    $  137      $  174
                                                             ======      ======

                                   ALCAN INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  (Unaudited)

                 (in millions of US$, except per share amounts)

1.   ACCOUNTING POLICIES

     The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in our annual financial statements, except for the accounting change described in note 2. The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with Canadian generally accepted accounting principles (GAAP) and therefore should be read in conjunction with the most recent annual financial statements.

--------------------------------------------------------------------------------

2.   ACCOUNTING CHANGE

     In the first quarter of 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants dealing with earnings per share. The standard requires the disclosure of the calculation of basic and diluted earning per share and the use of the treasury stock method for calculating the dilutive impact of stock options. There was no impact on the diluted net income per common share, both before and after amortization of goodwill, for each period presented.

--------------------------------------------------------------------------------

3.   RECONCILIATION OF CANADIAN AND U.S. GAAP

     Differences relate principally to accounting for foreign currency translation, derivatives and accounting for "available for sale" securities.

     Beginning in 2001, the Company is required to adopt, for supplementary U.S. GAAP reporting purposes only, Financial Accounting Standards Board (FASB) Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at market. However, the Company has elected not to adopt the FASB's optional hedge accounting provisions. Accordingly, for US GAAP reporting purposes only, beginning in 2001, unrealized gains and losses resulting from the valuation of derivatives at market value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. In its primary Canadian GAAP financial statements, the Company continues to recognize the gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged.

     Upon initial adoption of the FASB standards in the first quarter of 2001, the cumulative effect of the accounting change results in a decrease in net income of $12.

     RECONCILIATION OF CANADIAN AND U.S. GAAP
     ----------------------------------------

                                                                                 First Quarter
                                                            -------------------------------------------------------
                                                                      2001                          2000
                                                            -------------------------     -------------------------
                                                                              $ per                         $ per
                                                                             Common                        Common
                                                                 $            Share            $            Share
                                                            -----------     ---------     -----------     ---------
     Net income - as reported                                     137                          174

     Differences due to:
       Foreign currency translation                                (2)                          (3)
       Valuation of derivatives                                   (49)                          --
                                                               ------                       ------
     Net income from continuing
       operations before cumulative
       effect of accounting change
       - U.S. GAAP                                                 86                          171
     Cumulative effect on prior years of
        accounting change                                         (12)                          --
                                                               ------                       ------

     Net income - U.S. GAAP                                        74                          171
                                                               ------                       ------
     Net income attributable to common
         shareholders - as reported                               135           0.42           172            0.78
                                                               ------         ------        ------          ------
     Net income attributable to common
        shareholders from continuing
        operations before cumulative
        effect of accounting change
        - U.S. GAAP                                                84           0.26           169            0.77
                                                               ------         ------        ------          ------
     Net income attributable to common
        shareholders - U.S. GAAP                                   72           0.22           169            0.77
                                                               ------         ------        ------          ------


                                                                                 First Quarter
                                                            -------------------------------------------------------
                                                                      2001                          2000
                                                            -------------------------     -------------------------
                                                            As reported     U.S. GAAP     As reported     U.S. GAAP
                                                            -----------     ---------     -----------     ---------
     Deferred charges and
       other assets - March 31                                 $  767         $  759        $  540          $  545
     Payables - March 31                                       $2,380         $2,465        $1,294          $1,294
     Deferred income taxes - March 31                          $1,146         $1,120        $  807          $  807
     Retained earnings - March 31                              $4,377         $4,348        $4,366          $4,409
     Deferred translation
       adjustments (DTA) - March 31                            $ (161)        $ (217)       $ (107)         $ (163)


                                                                                               First Quarter
                                                                                          -------------------------
                                                                                              2001          2000
                                                                                          -----------     ---------
     Comprehensive income (U.S. GAAP only)
     Net income                                                                             $   74          $  171
     Net change in deferred translation adjustments                                           (141)            (31)
     Net change in market value of available-for-sale securities                                (1)             (2)
                                                                                            ------          ------
     Comprehensive income                                                                   $  (68)         $  138
                                                                                            ======          ======

                                                                           First Quarter
                                                                         ----------------
                                                                          2001       2000
                                                                         -----      -----
    Accumulated other comprehensive income (U.S. GAAP only)

    Accumulated other comprehensive income - beginning of year           $ (61)     $(113)
    Change in deferred translation adjustments                            (141)       (31)
    Change in excess of market value over book value of
       available-for-sale securities                                        (1)        (2)
    Accumulated other comprehensive income - March 31                    -----      -----
                                                                         $(203)     $(146)
                                                                         =====      =====

------------------------------------------------------------------------------

4.  INCOME TAXES

                                                                           First  Quarter
                                                                        -----------------
                                                                         2001        2000
                                                                        -----       -----

    Current                                                             $  85       $  70
    Deferred                                                              (27)         34
                                                                        -----       -----
                                                                        $  58       $ 104
                                                                        =====       =====


    The composite of the applicable statutory corporate income tax rates in Canada is 40.1% (40.3% for 2000).

    The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to the currency revaluation of deferred income taxes and exchange. In 2000, the difference is primarily attributable to investment and other allowances.

------------------------------------------------------------------------------

5.  NET INCOME PER COMMON SHARE

    Net income per common share is based on the average number of shares outstanding during the period (first quarter 2001: 318.2 million; 2000:
    218.7 million). As at March 31, 2001, there were 318,451,344 common shares outstanding. The following table outlines the calculation of basic and diluted net income per common share.

                                                                           First Quarter
                                                                         ----------------
                                                                          2001       2000
                                                                         -----      -----

    Numerator for basic and diluted net income per common share          $ 135      $ 172
                                                                         =====      =====

    Denominator:
       Denominator for basic net income per common share
         - weighted average of outstanding shares (in millions)            318        219

    Effect of dilutive stock options (in millions)                           2          1
                                                                         -----      -----

    Denominator for diluted net income per common share
       - adjusted weighted average of outstanding shares (in millions)     320        220
                                                                         =====      =====

    Net income per common share (basic and diluted)                      $0.42      $0.78
                                                                        ======      =====

------------------------------------------------------------------------------

6.   SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS                   First Quarter
     -----------------------                   -------------
                                               2001     2000
                                               ----     ----
     Interest paid                             $63      $26
     Income taxes paid                         $33      $19

-------------------------------------------------------------------------------

7.   ACQUISITION OF 30% OF GOVE ALUMINA REFINERY

     In the first quarter of 2001, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of $379, subject to certain post-closing adjustments. As a result of this transaction, the Company now owns 100% of these assets. The acquisition is accounted for using the purchase method of accounting.

     The purchase price was allocated in the accounts based on the assigned fair values of the assets acquired and liabilities assumed as follows:

     Working capital                           $ 17
     Property, plant and equipment              172
                                               ----
                                                189
     Other liabilities - net                     41
     Long-term debt                               1
                                               ----
                                                 42
                                               ----
     Fair value of net assets                  $147
                                               ====

     The difference between the total purchase price and the net fair value of all identifiable assets and liabilities acquired was $232 and is accounted for as goodwill, which is being amortized over a period of 40 years using the straight-line method of amortization.

--------------------------------------------------------------------------------

8.   IMPAIRMENT OF BAUXITE AND ALUMINA ASSETS

     In line with the Company's strategy of restructuring the portfolio of its bauxite and alumina assets to achieve lower alumina production costs, in February 2001, the Company began negotiating the sale of the Jamaican operations. As a consequence of this process, the Company has determined that the value of these assets is impaired and, accordingly, in the first quarter has recorded a pre-tax charge of $90 in Other expenses.

--------------------------------------------------------------------------------

9.   LONG TERM DEBT

     During the first quarter of 2001, the Company issued $400 of 6.45% debentures due 2011 and $400 of 7.25% debentures due 2031.

--------------------------------------------------------------------------------

10.  CAPITALIZATION OF INTERESTS COSTS

     Total interest costs in the first quarter were $75 ($22 in 2000) of which $20 ($16 in 2000) was capitalized.

--------------------------------------------------------------------------------

11.  PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform with the 2001 presentation.

--------------------------------------------------------------------------------

12.  SUBSEQUENT EVENT

     On May 2, 2001, the Company issued Euro 600 million, of 5.5% Euro notes due 2006.

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

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reports first quarter consolidated net income of US$137 million compared to US$174 million in the first quarter of 2000 and US$110 million in the fourth quarter of 2000. After preference share dividends, net income per common share for the quarter was 42 cents compared to 78 cents a year earlier and to 34 cents in the previous quarter.

The results for the first quarter of 2001 included an after-tax charge of US$70 million (22 cents per share), to provide for an accounting charge related to the sale of bauxite and alumina operations in Jamaica. Alcan is in advanced negotiations with Glencore AG of Switzerland for the sale of these operations, and a transaction is expected to be finalized soon. The provision is based on expected proceeds of approximately US$175 million. The recent acquisition of the bauxite and alumina operations in Gove, Australia, together with the disposal of the operations in Jamaica, will enable the Company to achieve its objective of having a lower than world average alumina cost position. This sale falls within the $US400 million asset disposition program announced by the Company on December 12, 2000.

Also included in the first quarter of 2001 was a favourable tax adjustment of US$17 million (5 cents per share) for the Canadian dollar deferred tax revaluation. The year-ago quarter did not include any non-operating items, and the fourth quarter of 2000 included a net non-operating charge of US$28 million (9 cents per share).

Excluding the above non-operating items, net income for the quarter was US$190 million (59 cents per share), compared to US$174 million (78 cents per share) a year earlier, and to US$138 million (43 cents per share) in the fourth quarter of 2000.

Despite the recent slow-down in economic growth, the Company was able to significantly improve its operating earnings during the first quarter. Economic Value Added (EVA(R)) improvement actions continue to progress well, including the new Alma smelter, the merger integration and the Full Business Potential Program.

As the year progresses, the Company expects to see further benefits from its value maximization programs. However, due to the current economic situation, metal prices in the second quarter may be weaker than in the first quarter.

(R)EVA is a registered trademark of Stern, Stewart & Company

                                                                                        Fourth
(US$ millions,                                                         First Quarter    Quarter
Unless otherwise noted)                                                --------------   -------
                                                                        2001     2000     2000
                                                                       -----    -----    -----
SALES & OPERATING REVENUES                                             3,270    1,962    3,182
NET INCOME
  Before amortization of goodwill                                        155      174      126
  After amortization of goodwill                                         137      174      110
                                                                       -----    -----    -----
Net income per common share (in US$)                                    0.42     0.78     0.34

ECONOMIC VALUE ADDED (EVA)(R)
  Excluding algroup purchase accounting adjustments 1                     66       52       34
  Including algroup purchase accounting adjustments 1                    (47)     N/A     (100)

Shipments (thousands of tonnes)
  Ingot products 2                                                       296      193      374
  Rolled products                                                        519      438      478
  Conversion of customer-owned metal                                      91       77       76
  Aluminum used in engineered products & packaging                       186       73      138
                                                                       -----    -----    -----
TOTAL ALUMINUM VOLUME                                                  1,092      781    1,066
                                                                       =====    =====    =====
Ingot product realizations (US$ per tonne)                             1,676    1,753    1,585
Rolled product realizations (US$ per tonne) 3                          2,444    2,441    2,516
Average London Metal Exchange 3-month price (US$ per tonne)            1,562    1,652    1,527

1 Goodwill and asset revaluation related to the merger with algroup, as well as depreciation and amortization thereon
2 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities
3 Excluding conversion of customer owned metal


Sales and operating revenues for the quarter were significantly higher than the year-ago quarter, due mainly to the merger with Alusuisse Group Ltd. ("algroup"), which was completed in October 2000. This also explains the increase in total aluminum volume over the year-ago quarter. Compared to the preceding quarter, sales and operating revenues increased by 3%.

Total aluminum volume was 1,092 thousand tonnes (kt) in the quarter, compared to 781 kt a year earlier and to 1,066 kt in the preceding quarter. This includes shipments of ingot and rolled products, conversion of customer-owned metal, and aluminum used in engineered products and packaging. Compared to the fourth quarter of 2000, total aluminum volume increased by 2%.

Average ingot product realizations of US$1,676 per tonne decreased by 4% from the year-ago quarter against a 5% decline in the London Metal Exchange (LME) price. Ingot realizations increased by 6% from the fourth quarter against a 2% increase in the LME price, due mainly to a more favourable sales mix.

Rolled product realizations of US$2,444 per tonne were essentially unchanged compared to last year, and 3% lower than in the previous quarter, due mainly to a change in sales mix.


During the quarter, EVA(R) excluding purchase accounting adjustments, was US$66 million. These adjustments relate to goodwill and asset revaluation arising from the algroup merger. Including purchase accounting adjustments, EVA was a negative US$47 million, representing an improvement of US$53 million (or 53%) compared to the fourth quarter of 2000.


OPERATING SEGMENT REVIEW                                                               Fourth
                                                         First Quarter                Quarter
                                                        ---------------               --------
(US$ millions)                                           2001      2000                 2000
                                                        -----     -----                 ----

EBITDA
    Primary Metal                                         350       288                 298
    Aluminum Fabrication, Americas and Asia                92        74                  47
    Aluminum Fabrication, Europe                           65        46                  54
    Packaging                                              86        12                  48

EBITDA FROM OPERATING SEGMENTS                            593       420                 447
    Depreciation & amortization                          (196)     (116)               (195)
    Intersector & other items                            (116)       (9)                (31)
    Corporate offices                                     (14)      (12)                (16)
    Interest                                              (55)       (6)                (50)
    Income taxes                                          (58)     (104)                (28)
    Minority interest                                       1         1                  (1)

Net income
    Before goodwill amortization                          155       174                 126
    After goodwill amortization                           137       174                 110

First quarter EBITDA for Primary Metal, at US$350 million, increased by 22% compared to the year-ago quarter, as higher shipments of ingot products and alumina more than offset lower per tonne realizations. Compared to the preceding quarter, EBITDA was 17% higher, as improved realizations per tonne of metal and lower rationalization and pre-operating charges more than offset the decline in ingot product shipments.

For Aluminum Fabrication, Americas and Asia, EBITDA, at US$92 million, was 24% higher than in the previous year, as improved rolled products shipment levels more than offset higher energy costs. Compared to the preceding quarter, EBITDA improved by 96% due to higher shipments of rolled products, lower production costs, as well as improved earnings from the Korean operations.

For Aluminum Fabrication, Europe, EBITDA, at US$65 million, was higher than in the previous year and the preceding quarter due mainly to increased rolled products shipments as well as higher engineered products revenues.

The Packaging group's EBITDA, at US$86 million, increased by US$74 million compared to the previous year, as a result of the merger with algroup. EBITDA was 79% higher than in the previous quarter, due mainly to increased shipments and to the US$26 million rationalization charge recorded in that quarter for the shutdown of the Rogerstone foil operations in the U.K.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal, as well as other non-operating items. The first quarter included a pre-tax charge of US$90 million, representing the write-down in the value of the Company's bauxite and alumina operations in Jamaica.

The effective income tax rate for the quarter was 28%. This is largely due to a favourable adjustment of US$17 million related to the currency revaluation of Canadian dollar deferred tax balances.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first three months of 2001 was US$156 million compared to US$236 million in the comparable period of 2000. The decrease is explained mainly by a larger increase in operating working capital of US$51 million and a decrease in net income of US$37 million for the first three months of 2001, as compared to the first quarter of 2000.

FINANCING ACTIVITIES

Cash from (used for) financing activities in the first three months of 2001 was US$459 million compared to US$(143) million in the same period in 2000. During the first quarter of this year, total net debt increased by US$496 million, including the issue of US$400 million of 6.45% debentures due 2011 and US$400 million of 7.25% debentures due 2031. The new debt was used mainly to purchase the remaining 30% interest in the Gove alumina refinery and related bauxite mine, and to fund the Alma smelter project. The debt:equity ratio at March 31, 2001 was 35:65, compared to 33:67 at the end of the fourth quarter of last year, and 19:81 a year ago. Interest expense was US$55 million in the quarter compared to US$6 million a year earlier and US$50 million in the fourth quarter.

During the quarter, Alcan did not repurchase any shares under its existing normal course issuer bid, which terminates in June 2001. On 2 May 2001, the Company issued Euro 600 million of 5.5% Euro notes due 2006. Net proceeds from the sale of the Notes will be used to repay debt outstanding under bank credit facilities and commercial paper borrowings.

INVESTMENT ACTIVITIES

Capital expenditures during the first three months of 2001 were US$244 million compared to US$298 million a year earlier. The most important project during the period was the construction of the Alma Quebec aluminum smelter, which is scheduled to be in full operation by the end of the third quarter of 2001.

During the first quarter, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of US$379 million, subject to certain post-closing adjustments. As a result of this transaction, the Company owns 100% of these assets.

CURRENCY HEDGING OF AUSTRALIAN DOLLAR

At March 31, 2001, the Company has hedged $A 982 million of its future $A commitments in respect of its increased Australian dollar exposure, through forward exchange contracts and options maturing over the next five years.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (27) Financial Data Schedule.  (Filed herewith)

             (99) Cautionary statement for purposes of the "Safe Harbor"
                  provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)


        (b)  Reports on Form 8-K

             The following reports on Form 8-K were filed during the three months ended March 31, 2001:

             1. On January 11, 2001 a report was filed reporting the resignation of Alcan's President and CEO Jacques Bougie.

             2. On February 19, 2001 a report was filed announcing the name change of Alcan Aluminium Limited to Alcan Inc.

             3. On February 26, 2001 a report was filed announcing the appointment of Travis Engen as Alcan's President and CEO.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALCAN INC.


Dated: May 14, 2001                        By: /s/  Glenn R. Lucas
                                           ----------------------------
                                           Glenn R. Lucas
                                           Vice President and Treasurer
                                           (A Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number       Description

(27)         Financial Data Schedule.


(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)
