Form 10-Q
period 2001-06-30
ALCAN INC
filed 2001-08-13
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes (X)        No ____

At June 30, 2001, the registrant had 320,791,232 shares of common stock (without nominal or par value) outstanding.

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

Item 1.  FINANCIAL STATEMENTS

                                  ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
-------------------------------------------------------------------------------

                                                                 Second Quarter                   Six Months
Periods ended June 30                                          ------------------            -------------------
(in millions of US$, except per share amounts)                  2001        2000              2001        2000
                                                               ------      ------            ------      -------
REVENUES
    Sales and operating revenues                               $3,162      $2,025            $6,432       $3,987
    Other income                                                   12          38                54           55
                                                               ------      ------            ------       ------
                                                                3,174       2,063             6,486        4,042
                                                               ------      ------            ------       ------
COSTS AND EXPENSES
    Cost of sales and operating expenses                        2,474       1,560             5,051        3,014
    Depreciation and amortization                                 204         114               400          230
    Selling, administrative and general expenses                  138          89               271          178
    Research and development expenses                              34          16                67           33
    Interest (note 11)                                             65          10               120           16
    Other expenses (note 7)                                        66          34               174           54
                                                               ------      ------            ------       ------
                                                                2,981       1,823             6,083        3,525
                                                               ------      ------            ------       ------
Income before income taxes and other items                        193         240               403          517
Income taxes (note 4)                                             101          88               159          192
                                                               ------      ------            ------       ------

Income before other items                                          92         152               244          325
Equity income                                                       1           -                 3            -
Minority interests                                                 (1)          1                 -            2
                                                               ------      ------            ------       ------

NET INCOME BEFORE AMORTIZATION OF GOODWILL                     $   92      $  153            $  247       $  327
Amortization of goodwill                                           18           -                36            -
                                                               ------      ------            ------       ------

NET INCOME                                                     $   74      $  153            $  211       $  327
Dividends on preference shares                                      2           3                 4            5
                                                               ------      ------            ------       ------

NET INCOME ATTRIBUTABLE TO COMMON
    SHAREHOLDERS                                               $   72      $  150            $  207       $  322
                                                               ------      ------            ------       ------

NET INCOME PER COMMON SHARE BEFORE AMORTIZATION
    OF GOODWILL (BASIC AND DILUTED) (NOTE 2)                   $ 0.28      $ 0.70            $ 0.76       $ 1.48
Amortization of goodwill per common share                        0.05           -              0.11            -
                                                               ------      ------            ------       ------

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)
    (NOTES 2 AND 5)                                            $ 0.23      $ 0.70            $ 0.65       $ 1.48
                                                               ------      ------            ------       ------
DIVIDENDS PER COMMON SHARE                                     $ 0.15      $ 0.15            $ 0.30       $ 0.30
                                                               ------      ------            ------       ------


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
--------------------------------------------------------------------------------

Six months ended June 30
(in millions of US$)                                     2001            2000
                                                        ------          ------


RETAINED EARNINGS - BEGINNING OF PERIOD                 $ 4,290         $ 4,227

Net income                                                  211             327

Amount related to common shares purchased for
  cancellation (note 13)                                      -            (109)

Dividends - Common                                          (95)            (65)
          - Preference                                       (4)             (5)
                                                        -------         -------
RETAINED EARNINGS - END OF PERIOD                       $ 4,402         $ 4,375
                                                        =======         =======


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2001)
--------------------------------------------------------------------------------

(in millions of US$)                                   June 30,     December 31,
                                                         2001           2000
                                                       ---------    ------------
ASSETS
------

CURRENT ASSETS

  Cash and time deposits                                $   138       $   261
                                                        -------       -------
  Receivables                                             2,242         2,280

  Inventories - Aluminum operating segments
                - Aluminum                                  976         1,034
                - Raw materials                             439           414
                - Other supplies                            273           268
                                                        -------       -------
                                                          1,688         1,716
              - Packaging operating segment                 417           399
                                                        -------       -------
                                                          2,105         2,115
                                                        -------       -------
TOTAL CURRENT ASSETS                                      4,485         4,656
                                                        -------       -------
Deferred charges and other assets                           716           719
Property, plant and equipment
  Cost (excluding Construction work in progress)         15,475        14,807
  Construction work in progress                             827         1,979
  Accumulated depreciation                               (6,619)       (6,753)
                                                        -------       -------
                                                          9,683        10,033
                                                        -------       -------
Intangible assets, net of accumulated amortization
  of $16 in 2001 and $5 in 2000                             303           330
Goodwill, net of accumulated amortization of $52
  in 2001 and $17 in 2000 (note 9)                        2,871         2,669
                                                        -------       -------
Total assets                                            $18,058       $18,407
                                                        =======       =======

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd)
(unaudited for 2001)
--------------------------------------------------------------------------------

(in millions of US$, except per share amounts)
                                                     June 30,       December 31,
                                                       2001             2000
                                                    -----------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
    Payables                                         $    2,226      $   2,427
    Short-term borrowings                                   749          1,080
    Debt maturing within one year                            57            333
                                                     ----------      ---------
                                                          3,032          3,840
                                                     ----------      ---------

Debt not maturing within one year (note 10)              3,909           3,195
Deferred credits and other liabilities                     825             874
Deferred income taxes                                    1,148           1,227
Minority interests                                         148             244

SHAREHOLDERS' EQUITY

    Redeemable non-retractable preference shares           160             160
    Common shareholders' equity
       Common shares                                     4,654           4,597
       Retained earnings                                 4,402           4,290
       Deferred translation adjustments                   (220)            (20)
                                                     ---------       ---------
                                                         8,836           8,867
                                                     ---------       ---------
                                                         8,996           9,027
                                                     ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  18,058       $  18,407
                                                     =========       =========
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE         $   27.54       $   27.89
                                                     ---------       ---------
RATIO OF TOTAL BORROWINGS TO EQUITY                      34:66           33:67
                                                     ---------       ---------

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
--------------------------------------------------------------------------------

Periods ended June 30                                     Second Quarter         Six months
(in millions of US$)                                     ----------------     ----------------
                                                         2001        2000     2001        2000
                                                         ----       -----     ----        ----
OPERATING ACTIVITIES
 Net income                                             $  74       $ 153    $ 211       $ 327
 Adjustments to determine cash from
   operating activities:
     Depreciation and amortization                        222         114      436         230
     Deferred income taxes                                 17          31      (10)         65
     Equity income - net of dividends                       -           1       (2)          1
     Change in operating working capital
        Change in receivables                              33        (113)      38        (169)
        Change in inventories                              51           7       10         (32)
        Change in payables                               (154)        121     (201)        147
        Change in operating working capital due to:
          Deferred translation adjustments                (29)        (11)     (84)        (29)
          Acquisitions, disposals and
            consolidations/deconsolidations               (58)        (44)     (58)        (44)
                                                        -----       -----    -----       -----
                                                         (157)        (40)    (295)       (127)

     Change in deferred charges, other assets,
       deferred credits and other liabilities - net        36          30      (77)         30
     Loss (gain) on sales of businesses - net              32         (10)     122         (10)
     Other - net                                           15         (13)      10         (14)
                                                        -----       -----    -----       -----

CASH FROM OPERATING ACTIVITIES                          $ 239       $ 266    $ 395       $ 502
                                                        -----       -----    -----       -----


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

(unaudited)

-------------------------------------------------------------------------------

Periods ended June 30                                                            Second Quarter                   Six months
(in millions of US$)                                                         --------------------            --------------------
                                                                             2001            2000             2001           2000
                                                                             ----            ----             ----           ----
FINANCING ACTIVITIES
  New debt                                                                  $ 584           $   1          $ 1,819          $   1
  Debt repayments                                                            (316)           (159)          (1,306)          (270)
                                                                            -----           -----          -------          -----
                                                                              268            (158)             513           (269)
  Short-term borrowings - net                                                (525)            409             (274)           399
  Common shares purchased for cancellation                                      -            (133)               -           (133)
  Common shares issued                                                         44               3               57             16
  Dividends   - Alcan shareholders (including preference)                     (49)            (35)             (99)           (70)
              - Minority interests                                             (1)              -               (1)             -
                                                                            -----           -----          -------          -----
  CASH FROM (USED FOR) FINANCING ACTIVITIES                                  (263)             86              196            (57)
                                                                            -----           -----          -------          -----
INVESTMENT ACTIVITIES
  Property, plant and equipment                                              (253)           (349)            (497)          (647)
  Business acquisitions                                                       (22)           (200)            (401)          (200)
  Net proceeds from disposal of businesses,
    investments and other assets                                              194             170              194            173
                                                                            -----           -----          -------          -----
  CASH USED FOR INVESTMENT ACTIVITIES                                         (81)           (379)            (704)          (674)
                                                                            -----           -----          -------          -----
  Effect of exchange rate changes
    on cash and time deposits                                                  (2)             (2)             (10)            (3)
                                                                            -----           -----          -------          -----
  DECREASE IN CASH AND TIME DEPOSITS                                         (107)            (29)            (123)          (232)
  Cash of companies consolidated                                                -               5                -              5
  Cash and time deposits - beginning of period                                245             112              261            315
                                                                            -----           -----          -------          -----
  Cash and time deposits - end of period                                    $ 138           $  88          $   138          $  88
                                                                            =====           =====          =======          =====


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM INFORMATION BY OPERATING SEGMENT
(unaudited)
--------------------------------------------------------------------------------

Periods ended June 30
(in millions of US$)
                                                                             Second Quarter             Six Months
                                                                          -------------------       -------------------
                                                                           2001         2000         2001          2000
                                                                          ------       ------       ------       ------
SALES AND OPERATING REVENUES - INTERSEGMENT

Primary Metal                                                             $  579       $  371       $1,206       $  790
Aluminum Fabrication, Americas and Asia                                       48           18           97           42
Aluminum Fabrication, Europe                                                  41           61          134          137
Packaging                                                                     17           14           34           28
Intersegment and other items                                                (685)        (464)      (1,471)        (997)
                                                                          ------       ------       ------       ------
                                                                          $    -       $    -       $    -       $    -
                                                                          ======       ======       ======       ======



                                                                             Second Quarter             Six Months
                                                                          -------------------       -------------------
                                                                           2001         2000         2001         2000
                                                                          ------       ------       ------       ------
SALES AND OPERATING REVENUES - THIRD PARTIES

Primary Metal                                                             $  704       $  430       $1,420       $  886
Aluminum Fabrication, Americas and Asia                                      979        1,024        1,985        1,956
Aluminum Fabrication, Europe                                                 753          401        1,554          796
Packaging                                                                    720          164        1,461          337
Other                                                                          6            6           12           12
                                                                          ------       ------       ------       ------
                                                                          $3,162       $2,025       $6,432       $3,987
                                                                          ======       ======       ======       ======




                                                                             Second Quarter             Six Months
                                                                          -------------------       -------------------
                                                                           2001        2000          2001         2000
                                                                          ------      -------       ------       ------
EBITDA
Primary Metal                                                             $  287       $  214       $  637       $  502
Aluminum Fabrication, Americas and Asia                                       79           80          171          154
Aluminum Fabrication, Europe                                                  60           31          125           77
Packaging                                                                     92            4          178           16
                                                                          ------       ------       ------       ------
EBITDA from operating segments                                               518          329        1,111          749
Depreciation and amortization                                               (204)        (114)        (400)        (230)
Intersegment and other items*                                                (37)          47         (153)          38
Corporate office                                                             (18)         (12)         (32)         (24)
Interest                                                                     (65)         (10)        (120)         (16)
Income taxes                                                                (101)         (88)        (159)        (192)
Minority interest                                                             (1)           1            -            2
                                                                          ------       ------       ------       ------
NET INCOME BEFORE AMORTIZATION OF GOODWILL                                $   92       $  153       $  247       $  327
                                                                          ------       ------       ------       ------
NET INCOME AFTER AMORTIZATION OF GOODWILL                                 $   74       $  153       $  211       $  327
                                                                          ======       ======       ======       ======

* Included in Intersegment and other items is a pre-tax loss on the sale of the Jamaican bauxite and alumina operations of $33 in the second quarter of 2001; $123 for six months, 2001.

                                   ALCAN INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

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

--------------------------------------------------------------------------------

2.   ACCOUNTING CHANGE

     In the first quarter of 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants dealing with earnings per share. The standard requires the disclosure of the calculation of basic and diluted earnings per share and the use of the treasury stock method for calculating the dilutive impact of stock options. There was no impact on the diluted net income per common share, both before and after amortization of goodwill, for each period presented.

--------------------------------------------------------------------------------

3.   RECONCILIATION OF CANADIAN AND U.S. GAAP

     Differences relate principally to accounting for foreign currency translation, derivatives and "available for sale" securities.

     Beginning in 2001, the Company is required to adopt, for supplementary U.S. GAAP reporting purposes only, Financial Accounting Standards Board (FASB) Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at market. However, the Company has elected not to adopt the FASB's optional hedge accounting provisions. Accordingly, for U.S. GAAP reporting purposes only, beginning in 2001, unrealized gains and losses resulting from the valuation of derivatives at market value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. In its primary Canadian GAAP financial statements, the Company continues to recognize the gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged.

     Upon initial adoption of the FASB standards in the first quarter of 2001, the cumulative effect of the accounting change results in a decrease in net income of $12.


                                                         Second  Quarter                              Six  Months
                                                -----------------------------------        ------------------------------------
                                                     2001                 2000                 2001                   2000
                                                -------------        --------------        --------------        --------------
                                                        $ per                 $ per                 $ per                 $ per
                                                       Common                Common                Common                Common
                                                 $      Share         $       Share         $       Share         $       Share
                                                ---     -----        ---     ------        ---     ------        ---     ------
     Net income - as reported                    74                  153                   211                   327

     Differences due to:
       Foreign currency translation               -                   (1)                   (2)                   (4)
       Valuation of derivatives                  15                    -                   (34)                    -
       Other                                      5                    -                     5                     -
                                                ---                  ---                   ---                   ---

     Net income from continuing
       operations before cumulative effect
       of accounting change - U.S. GAAP          94                  152                   180                   323
     Cumulative effect on prior years of
       accounting change                          -                    -                   (12)                    -
                                                ---                  ---                   ---                   ---
     Net income - U.S. GAAP                      94                  152                   168                   323
                                                ---                  ---                   ---                   ---
     Net income attributable to common
       shareholders - as reported                72     0.23         150      0.70         207      0.65         322        1.48
                                                ---     ----         ---      ----         ---      ----         ---        ----
     Net income attributable to common
       shareholders from continuing
       operations before cumulative
       effect of accounting change
       - U.S. GAAP                               92     0.29         149      0.69         176      0.55         318        1.46
                                                ---     ----         ---      ----         ---      ----         ---        ----
     Net income attributable to common
       shareholders - U.S. GAAP                  92     0.29         149      0.69         164      0.51         318        1.46
                                                ---     ----         ---      ----         ---      ----         ---        ----

                                                                                       Second Quarter
                                                               ---------------------------------------------------------------------
                                                                              2001                                   2000
                                                               ------------------------------------    -----------------------------
                                                               As reported          U.S. GAAP          As reported         U.S. GAAP
                                                               -----------          ---------          -----------         ---------
     Deferred charges and
       other assets - June 30                                   $  716               $  721              $  514             $  521
     Payables - June 30                                         $2,226               $2,288              $1,415             $1,415
     Deferred income taxes - June 30                            $1,148               $1,123              $  798             $  798
     Retained earnings - June 30                                $4,402               $4,393              $4,375             $4,417
     Deferred translation adjustments (DTA) - June 30           $ (220)              $ (277)             $  (94)            $ (150)


                                                                   Second Quarter                           Six Months
                                                               -----------------------------           -----------------------------
                                                                   2001            2000                    2001              2000
                                                               --------------   ------------           ------------      -----------
     Comprehensive income (U.S. GAAP only)
     Net income                                                 $   94           $   152                  $  168             $ 323
     Net change in deferred translation adjustments                (60)               13                    (201)              (18)
     Net change in market value of
       available-for-sale securities                                12                 4                      11                 2
                                                                ------            ------                  ------             -----
     Comprehensive income                                       $   46            $  169                  $  (22)            $ 307
                                                                ======             ======                  ======            =====

                                                                  Six Months
                                                               ----------------
                                                                2001       2000
                                                               -----      -----
Accumulated other comprehensive income (U.S. GAAP only)
  Accumulated other comprehensive income - beginning of year   $ (61)     $(113)
  Change in deferred translation adjustments                    (201)       (18)
  Change in excess of market value over book value of
    available-for-sale securities                                 11          2
                                                               -----      -----
  Accumulated other comprehensive income - June 30             $(251)     $(129)
                                                               =====      =====

--------------------------------------------------------------------------------

4.   INCOME TAXES

                                   Second Quarter                 Six Months
                                 -------------------          ------------------
                                   2001        2000            2001         2000
                                   ----       ----             ----         ----
    Current                        $ 84       $ 57             $169         $127
    Deferred                         17         31              (10)          65
                                   ----       ----             ----         ----
                                   $101       $ 88             $159         $192
                                   ====       ====             ====         ====

    The composite of the applicable statutory corporate income tax rates in Canada is 40.1% (40.3% for 2000). The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to lower tax rates in foreign jurisdictions and reduced rate or tax-exempt items, partially offset by unrecorded tax benefits on losses. In 2000, the difference is primarily attributable to investment and other allowances, reduced rate or tax-exempt items and the currency revaluation of deferred income taxes.

--------------------------------------------------------------------------------

5.  NET INCOME PER COMMON SHARE

    Net income per common share is based on the average number of shares outstanding during the period (second quarter 2001: 319.7 million; 2000:
    217.8 million; six months 2001: 319.0 million; 2000: 218.1 million).
    As at June 30, 2001, there were 320,791,232 common shares outstanding.
    The following table outlines the calculation of basic and diluted net income per common share.

                                                        Second Quarter            Six Months
                                                      -------------------      -----------------
                                                        2001        2000        2001        2000
                                                       -----       -----        ----        ----
    Numerator for basic and diluted net income
      per common share                                 $  72       $ 150       $ 207       $ 322
                                                       =====       =====       =====       =====
    Denominator:
      Denominator for basic net income per
       common share - weighted average of
       outstanding shares (in millions)                  320         218         319         218
      Effect of dilutive stock options (in millions)       1           -           1           1
                                                         ---       -----        ----       -----
      Denominator for diluted net income per
        common share - adjusted weighted average
        of outstanding shares (in millions)               321        218         320         219
                                                        =====      =====       =====       =====
    Net income per common share (basic and
       diluted)                                         $0.23      $0.70       $0.65       $1.48
                                                        =====      =====       =====       =====

                                       11

6.   SUPPLEMENTARY INFORMATION


     STATEMENT OF CASH FLOWS           Second Quarter             Six Months
     -----------------------          -----------------        ----------------
                                      2001         2000        2001        2000
                                      ----         ----        ----        ----
     Interest paid                    $ 98         $ 34        $161        $ 60
     Income taxes paid                $126         $ 96        $159        $115

-------------------------------------------------------------------------------

7.   SALE OF THE JAMAICAN OPERATIONS

     Effective May 31, 2001, the Company completed the sale of its Jamaican operations. Proceeds from the sale were $153. The total pre-tax loss on the sale was $123 of which $90 was recorded as an impairment charge in the first quarter in Other expenses.

-------------------------------------------------------------------------------

8. SALE OF ASSETS PURSUANT TO THE EUROPEAN COMMISSION REQUIREMENTS RELATED TO THE MERGER

     The following transactions were completed in the second quarter of 2001 as part of the divestment requirements imposed by the European Commission as a condition to its approval of the merger between Alcan and Alusuisse Group Ltd in October 2000.

     o The Company sold its alumina specialties production plant, Martinswerk, located in Bergheim, Germany.

     o The Company sold a number of foil container manufacturing assets in Spain and Germany.

     o The Company sold its lithographic sheet production plant, Star Litho, located in Bridgnorth, United Kingdom.

     The Company received proceeds of approximately $35 from these sales.

-------------------------------------------------------------------------------

9.   ACQUISITION OF 30% OF GOVE ALUMINA REFINERY

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

10.  LONG TERM DEBT

     In the second quarter of 2001, the Company issued Euro 600 million of 5.5% Euro notes due 2006.

     During the first quarter of 2001, the Company issued $400 of 6.45% debentures due 2011 and $400 of 7.25% debentures due 2031.

--------------------------------------------------------------------------------

11.  CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the second quarter and six months were $73 and $148 (2000: $28 and $50) respectively of which $8 and $28 (2000: $18 and $34)
     were capitalized.

--------------------------------------------------------------------------------

12.  PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform with the 2001 presentation.

--------------------------------------------------------------------------------

13.  SHARE REPURCHASE PROGRAM

     Under a normal course issuer bid, which terminated on June 18, 2001, the Company was authorized to repurchase up to 21,800,000 common shares, representing approximately 10% of the outstanding shares. In the first six months of 2001 and 2000, nil common shares and 4,300,000 common shares, respectively, were purchased under this authorization.


In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reports second quarter consolidated net income of US$74 million compared to US$153 million in the second quarter of 2000 and US$137 million in the first quarter of 2001. After preference share dividends, net income per common share for the quarter was 23 cents compared to 70 cents a year earlier and to 42 cents in the previous quarter.

Excluding non-operating items, net income for the quarter was US$105 million (33 cents per share), compared to US$144 million 1 (66 cents per share) a year earlier, and to US$190 million (59 cents per share) in the first quarter of 2001.

The results for the second quarter of 2001 included a net non-operating after-tax charge of US$31 million (10 cents per share). This was comprised mainly of a US$20 million charge (6 cents per share) for post-closing adjustments related to the divestment of the Company's bauxite and alumina operations in Jamaica, as well as an unfavourable adjustment of US$14 million (4 cents per share) for the Canadian dollar deferred tax revaluation. The year-ago quarter included a non-operating gain of US$9 million 1 (4 cents per share), and the first quarter of 2001 included a net non-operating charge of US$53 million (17 cents per share).

For the first six months of 2001, earnings per share were US$0.65 compared to US$1.48 for the comparable period of 2000. Excluding non-operating items, earnings per share were US$0.92 compared to US$1.44 during the first six months of 2000.

The underlying performance of the operating businesses was positive in the second quarter. Excluding the effect of non-operating items and external factors such as currency fluctuations, metal prices and the economic contraction, results from the Company's operations compared favourably to the previous quarter.

Excluding non-operating items, net income per share decreased from US$0.59 in the first quarter of 2001 to US$0.33 in the second quarter. The quarter-to-quarter decline of US$0.26 per share resulted from the following:

o Approximately US$0.08 per share related to balance sheet foreign exchange translations (see section on Foreign Exchange for additional information). The first quarter included a translation gain of about US$0.04 per share, whereas a translation loss of about US$0.04 per share was recorded in the second quarter, which resulted in a US$0.08 per share decline when comparing the results of the second quarter with the results of the first quarter.

o Approximately US$0.08 per share related to the impact on Canadian income taxes triggered by changes in the Canadian dollar to U.S. dollar exchange rate, applied to U.S. dollar denominated borrowings in Canada under a commercial paper program (see section on Foreign Exchange for additional information). In the first quarter, the impact was a reduction in income taxes, representing about US$0.04 per share. However, the impact in the second quarter was an increase in income taxes for about US$0.04 per share. This resulted in a US$0.08 per share decline when comparing the results of the second quarter with the results of the first quarter.

o Approximately US$0.04 per share due to lower LME prices in the second quarter compared to the first quarter.

o The remaining US$0.06 per share due to the net impact of the transition to full production operation at the new smelter in Alma, Quebec, and to the weaker economic conditions.

__________
1 Restated to include deferred tax revaluation.

While the accounting charges related to foreign exchange translation exposure were significant in the second quarter, the Company's operating cash flow, at US$239 million, compared well to the previous quarter.

Although the current economic environment poses a challenge, the Company remains committed to the previously stated financial targets for 2002, of US$3 billion in EBITDA and US$1.25 billion in free cash flow, and will consider additional measures to ensure the achievement of its objective. In addition, the Company is making good progress with the merger integration following its merger with Alusuisse Group Ltd. ("algroup") and is now significantly ahead of schedule with regard to the synergies of US$200 million.

With regard to operating earnings for the third quarter of 2001, the Company expects lower metal prices and a challenging economic environment to essentially offset expected operating gains. In the fourth quarter, results are expected to benefit from improving economic conditions in North America, as well as ongoing operating gains.



(US$ millions, unless otherwise noted)                              Second Quarter                Six Months          First Quarter
                                                                  -------------------        --------------------     -------------
                                                                  2001           2000           2001       2000             2001
                                                                  ----           ----           ----       ----             ----
SALES & OPERATING REVENUES                                       3,162          2,025         6,432        3,987           3,270

NET INCOME
  Before amortization of goodwill                                   92            153           247          327             155
  After amortization of goodwill                                    74            153           211          327             137

ECONOMIC VALUE ADDED (EVA)(R)
  Excluding algroup purchase accounting adjustments 1               14             31           80            83              66
  Including algroup purchase accounting adjustments 1             (110)           N/A         (157)          N/A             (47)

Shipments (thousands of tonnes)
  Ingot products 2                                                  328            204         624           397             296
  Rolled products                                                   493            476       1,012           914             519
  Conversion of customer-owned metal                                 87             88         178           165              91
  Aluminum used in engineered products & packaging                  143             70         329           143             186
                                                                  -----          -----        ----         -----           -----
TOTAL ALUMINUM VOLUME                                             1,051            838       2,143         1,619           1,092

Ingot product realizations (US$ per tonne)                        1,628          1,677       1,651         1,714           1,676

Rolled product realizations (US$ per tonne) 3                     2,409          2,441       2,427         2,441           2,444
Average London Metal Exchange 3-month price                       1,511          1,501       1,536         1,577           1,562
(US$ per tonne)

1 Goodwill and asset revaluation related to the merger with algroup, as well as depreciation and amortization thereon

2 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities

3  Excluding conversion of customer owned metal

Sales and operating revenues for the quarter were significantly higher than the year-ago quarter, due mainly to the merger with algroup, which was completed in October 2000. This also explains the increase in total aluminum volume over the year-ago quarter. Compared to the preceding quarter, sales and operating revenues decreased by 3% due mainly to lower metal prices.

Total aluminum volume was 1,051 thousand tonnes (kt) in the quarter, compared to 838 kt a year earlier and to 1,092 kt in the preceding quarter. This includes shipments of ingot and rolled products, conversion of customer-owned metal, and aluminum used in engineered products and packaging. Compared to the first quarter of 2001, the decrease in total aluminum volume of about 4% was due mainly to a timing difference between intercompany transfers and third-party shipments and to the closure of the foil operations at Rogerstone, U.K.

Ingot products realizations of US$1,628 per tonne decreased by 3% from the year-ago quarter against a 1% increase in the London Metal Exchange (LME) price, due mainly to a less favourable sales mix. Ingot realizations decreased by 3% from the previous quarter, in line with a 3% decline in the LME price.

Rolled products realizations of US$2,409 per tonne were 1% lower than in the prior-year and the previous quarter.

For the quarter, EVA(R) excluding purchase accounting adjustments was US$14 million. These adjustments relate to goodwill and asset revaluation arising from the algroup merger. Including purchase accounting adjustments, EVA was a negative US$110 million, representing a decrease of US$63 million compared to the first quarter of 2001. The decline was due mainly to the decrease in earnings from operations.

OPERATING SEGMENT REVIEW
                                                                Second Quarter                  Six Months           First Quarter
                                                             -------------------           -------------------       -------------
(US$ millions)                                               2001           2000           2001           2000           2001
                                                             ----           ----           ----           ----           ----
EBITDA
  Primary Metal                                               287            214            637            502            350
  Aluminum Fabrication, Americas and Asia                      79             80            171            154             92
  Aluminum Fabrication, Europe                                 60             31            125             77             65
  Packaging                                                    92              4            178             16             86

EBITDA FROM OPERATING SEGMENTS                                518            329          1,111            749            593
  Depreciation & amortization                                (204)          (114)          (400)          (230)          (196)
  Intersector & other items                                   (37)            47           (153)            38           (116)
  Corporate offices                                           (18)           (12)           (32)           (24)           (14)
  Interest                                                    (65)           (10)          (120)           (16)           (55)
  Income taxes                                               (101)           (88)          (159)          (192)           (58)
  Minority interest                                            (1)             1              -              2              1

Net income
  Before goodwill amortization                                 92            153            247            327           155
  After goodwill amortization                                  74            153            211            327           137


Second quarter EBITDA for Primary Metal, at US$287 million, increased by 34% compared to the year-ago quarter, due mainly to higher shipments of ingot products and to the merger with algroup. Compared to the preceding quarter, EBITDA was 18% lower due mainly to exchange translation losses resulting from stronger currencies in Canada and Australia, lower realizations per tonne of metal and the sale of the bauxite and alumina operations in Jamaica, offset in part by higher shipments of ingot products from the new Alma smelter.

For Aluminum Fabrication, Americas and Asia, EBITDA, at US$79 million, was in line with the previous year. Compared to the preceding quarter, EBITDA decreased by 14% due mainly to lower shipments of rolled products and to a timing lag on purchases and sale of metal sheet products.

For Aluminum Fabrication, Europe, EBITDA, at US$60 million, was higher than in the previous year due to increased rolled products shipments as well as higher engineered products revenues following the merger with algroup. Compared to the preceding quarter, EBITDA decreased by 8% as softer economic conditions and a normal seasonal decline resulted in lower rolled product shipments and engineered products revenues.

The Packaging group's EBITDA, at US$92 million, increased by US$88 million compared to the previous year, as a result of the merger with algroup. EBITDA was 7% higher than in the previous quarter, due mainly to lower than expected rationalization charges in respect of the closure of foil operations at Rogerstone in the U.K.

"Intersector and other items" includes the deferral or realization of profits on intersector sales of metal, as well as other non-operating items. The second quarter included a pre-tax charge of US$33 million, representing post-closing adjustments related to the sale of the Company's bauxite and alumina operations in Jamaica. The prior-year quarter included the realization of profits on intersector sales of metal as ingot prices were decreasing. The previous quarter included a pre-tax charge of US$90 million, representing a preliminary write-down in the value of the Company's Jamaican operations, in anticipation of an impending sale.

The effective income tax rate for the quarter was 52%. The increase from the previous quarter is largely due to the strengthening Canadian dollar and includes an unfavourable adjustment of US$14 million related to the currency revaluation of Canadian dollar deferred tax balances. For the first six months of 2001, excluding the currency revaluation of Canadian dollar deferred taxes and the tax effect of the business disposal in Jamaica, the Company's effective tax rate was 37%.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first half of 2001 was US$395 million compared to US$502 million in the comparable period of 2000. The decrease was caused mainly by an unfavourable change in operating working capital of US$168 million, offset in part by higher cash generation.

FINANCING ACTIVITIES

Cash from (used for) financing activities in the first half of 2001 was US$196 million compared to US$(57) million in the same period in 2000. During the first half of this year, total net debt raised was US$239 million. This includes the issue of US$400 million of 6.45% debentures due 2011 and US$400 million of 7.25% debentures due 2031. The new debt was used mainly to purchase the remaining 30% interest in the Gove alumina refinery and related bauxite mine, and to fund the Alma smelter project. On 2 May 2001, the Company issued
Euro 600 million of 5.5% Euro notes due 2006. Net proceeds from the sale of the Notes have been used to repay debt outstanding under bank credit facilities and commercial paper borrowings. The debt:equity ratio at June 30, 2001 was 34:66, compared to 35:65 at the end of the first quarter, and 22:78 a year ago. Interest expense was US$120 million during the first six months compared to US$16 million a year earlier, mainly as a result of higher debt levels from the prior year due largely to the merger with algroup and to the construction of the new smelter in Alma, Quebec.

During the second quarter, Alcan did not repurchase any shares under its existing normal course issuer bid, which terminated in June 2001.

INVESTMENT ACTIVITIES

Capital expenditures during the first half of 2001 were US$497 million compared to US$647 million a year earlier. The most important project during the period was the construction of the Alma Quebec aluminum smelter, which is expected to be in full operation by September 1, 2001.

During the first quarter, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of US$379 million, subject to certain post-closing adjustments. As a result of this transaction, the Company owns 100% of these assets.

During the first six months, the Company completed the sale of its Jamaican bauxite and alumina operations, which generated proceeds of US$153 million. In addition, during the second quarter of 2001, the Company completed the divestment requirements imposed by the European Commission in October 2000 as a condition to its approval of the merger between Alcan and algroup. During the first six months, Alcan received proceeds of approximately US$35 million from these sales.

FOREIGN  EXCHANGE

Exchange rate movements, particularly between the Canadian dollar and the U.S. dollar, have an impact on Alcan's results. The most significant effects on earnings from foreign currency fluctuations can be summarized as follows:

o On an annual basis, each US$0.01 permanent change in the value of the Canadian dollar has an after-tax impact of approximately US$12 million on the Company's profitability. This results from the Company's ongoing Canadian dollar operating cost exposure. The Company benefits from a weakening in the Canadian dollar, but, conversely, is disadvantaged if it strengthens.

o The Company's deferred income tax liability in Canada is translated into U.S. dollars at current rates, and the resultant exchange gains or losses are included in income. Based on current Canadian dollar deferred tax liabilities, the impact of a US$0.01 movement in the value of the Canadian dollar on deferred income taxes is approximately US$7 million. A decrease in the Canadian dollar represents a favourable effect, whereas an increase results in an unfavourable impact.

o The Company's operations in Canada and Australia are considered to be integrated foreign operations having the U.S. dollar as the functional currency. The Company's net working capital liability in Canada and Australia is translated into U.S. dollars at current rates and translation gains and losses are included in income. Based on current Canadian and Australian dollar net working capital liabilities, the impact of a US$0.01 movement in the value of the Canadian and Australian dollar on after-tax income is approximately US$5 million and US$1 million, respectively. A decrease in the Canadian and Australian dollar represents a favourable effect, whereas an increase results in an unfavourable impact.

o The Company has borrowings outstanding in Canada under a U.S. dollar denominated commercial paper program. This U.S. dollar liability is translated in the Canadian accounts at current rates, and results in an exchange gain or loss, as well as an increase or reduction in income taxes in the Canadian accounts. However, in the Company's U.S. dollar accounts, the effect on income taxes is recognized without any underlying U.S. dollar gain or loss. Based on current U.S. dollar commercial paper borrowings, the impact of a US$0.01 movement in the value of the Canadian dollar on income taxes is approximately US$4 million. A decrease in the Canadian dollar represents a favourable effect, whereas an increase results in an unfavourable impact.

o Exchange movements between the Euro and the U.S. dollar have an impact on the Company's results. It is estimated, based on the current European earnings base, that each US$0.01 permanent change in the value of the Euro has an annual after-tax translation impact of approximately US$3 million on profitability. The Company benefits from a strengthening of the Euro, but, conversely, is disadvantaged if it weakens.

CURRENCY HEDGING OF AUSTRALIAN DOLLAR

At June 30, 2001, the Company has hedged $A974 million of its future Australian dollar commitments in respect of its Australian dollar operating cost exposure, through forward exchange contracts and options maturing over the next five years.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (99) Cautionary statement for purposes of the "Safe Harbor"
                  provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)


        (b)  Reports on Form 8-K

             No reports were filed during the quarter ended 30 June 2001.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALCAN INC.


Dated: August 13, 2001                     By: /s/  Richard Genest
                                           ----------------------------
                                           Richard Genest
                                           Vice President and Controller
                                           (A Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
Number       Description

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)