Form 10-Q
period 2001-09-30
ALCAN INC
filed 2001-11-13
CIK 4285

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes (X)        No ____

At September 30, 2001, the registrant had 320,844,342 shares of common stock (without nominal or par value) outstanding.

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
(unaudited)

-----------------------------------------------------------------------------------------


Periods ended September 30                           Third Quarter        Nine Months
                                                   ------------------   -----------------
(in millions of US$, except per share amounts)      2001       2000      2001      2000
                                                   -------    -------   -------   -------


SALES AND OPERATING REVENUES                       $ 3,157    $ 1,979   $ 9,589   $ 5,966

COSTS AND EXPENSES
    Cost of sales and operating expenses             2,484      1,530     7,535     4,544
    Depreciation and amortization                      204        120       604       350
    Selling, administrative and general expenses       136         89       407       267
    Research and development expenses                   31         15        98        48
    Interest (note 11)                                  70         12       190        28
    Other (income) expenses - net (note 7)              (3)         2       117         1
                                                   -------    -------   -------   -------
                                                     2,922      1,768     8,951     5,238
                                                   -------    -------   -------   -------
Income before income taxes and other items             235        211       638       728
Income taxes (note 4)                                   67         34       226       226
                                                   -------    -------   -------   -------

Income before other items                              168        177       412       502
Equity income (loss)                                    (1)         4         2         4
Minority interests                                       3          -         3         2
                                                   -------    -------   -------   -------
NET INCOME BEFORE AMORTIZATION OF GOODWILL         $   170    $   181   $   417   $   508
Amortization of goodwill                                19          -        55         -
                                                   -------    -------   -------   -------
NET INCOME                                         $   151    $   181   $   362   $   508
Dividends on preference shares                           2          2         6         7
                                                   -------    -------   -------   -------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS     $   149    $   179   $   356   $   501
                                                   -------    -------   -------   -------

NET INCOME PER COMMON SHARE BEFORE AMORTIZATION
    OF GOODWILL (BASIC AND DILUTED) (NOTE 2)       $  0.52    $  0.85   $  1.28   $  2.33
Amortization of goodwill per common share             0.06          -      0.17         -
                                                   -------    -------   -------   -------

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)
    (NOTES 2 AND 5)                                $  0.46    $  0.85   $  1.11   $  2.33
                                                   -------    -------   -------   -------
DIVIDENDS PER COMMON SHARE                         $  0.15    $  0.15   $  0.45   $  0.45
                                                   -------    -------   -------   -------

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
--------------------------------------------------------------------------------

Nine months ended September 30
(in millions of US$)                                     2001            2000
                                                        ------          ------


RETAINED EARNINGS - BEGINNING OF PERIOD                 $ 4,290         $ 4,227

Net income                                                  362             508

Amount related to common shares purchased for
  cancellation (note 13)                                      -            (299)

Dividends - Common                                         (143)            (98)
          - Preference                                       (6)             (7)
                                                        -------         -------
RETAINED EARNINGS - END OF PERIOD                       $ 4,503         $ 4,331
                                                        =======         =======


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2001)
--------------------------------------------------------------------------------

(in millions of US$)                                 September 30,  December 31,
                                                         2001           2000
                                                     -----------    ------------
ASSETS

CURRENT ASSETS

  Cash and time deposits                               $    223      $    261
                                                       --------      --------
  Receivables                                             2,321         2,280

  Inventories - Aluminum operating segments
                - Aluminum                                  943         1,034
                - Raw materials                             435           414
                - Other supplies                            287           268
                                                       --------      --------
                                                          1,665         1,716
              - Packaging operating segment                 426           399
                                                       --------      --------
                                                          2,091         2,115
                                                       --------      --------
TOTAL CURRENT ASSETS                                      4,635         4,656
                                                       --------      --------
Deferred charges and other assets                           717           719
Property, plant and equipment
  Cost (excluding Construction work in progress)         15,835        14,807
  Construction work in progress                             885         1,979
  Accumulated depreciation                               (6,861)       (6,753)
                                                       --------      --------
                                                          9,859        10,033
                                                       --------      --------
Intangible assets, net of accumulated amortization
  of $22 in 2001 and $5 in 2000                             312           330
Goodwill, net of accumulated amortization of $72
  in 2001 and $17 in 2000 (note 9)                        2,947         2,669
                                                       --------      --------
Total assets                                           $ 18,470      $ 18,407
                                                       ========      ========

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

(unaudited for 2001)

--------------------------------------------------------------------------------

(in millions of US$, except per share amounts)
                                                   September 30,    December 31,
                                                       2001             2000
                                                    -----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Payables                                           $  2,198       $  2,427
    Short-term borrowings                                   914          1,080
    Debt maturing within one year                            81            333
                                                       --------       --------
                                                          3,193          3,840
                                                       --------       --------

Debt not maturing within one year (note 10)               3,787          3,195
Deferred credits and other liabilities                      876            874
Deferred income taxes                                     1,187          1,227
Minority interests                                          145            244

SHAREHOLDERS' EQUITY

    Redeemable non-retractable preference shares            160            160
    Common shareholders' equity
       Common shares                                      4,655          4,597
       Retained earnings                                  4,503          4,290
       Deferred translation adjustments                     (36)           (20)
                                                       --------       --------
                                                          9,122          8,867
                                                       --------       --------
                                                          9,282          9,027
                                                       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 18,470       $ 18,407
                                                       ========       ========
COMMON SHAREHOLDERS' EQUITY PER COMMON SHARE           $  28.43       $  27.89
                                                       --------       --------
RATIO OF TOTAL BORROWINGS TO EQUITY                       34:66          33:67
                                                       --------       --------


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

-----------------------------------------------------------------------------------------------------------


Periods ended September 30                                              Third Quarter        Nine months
(in millions of US$)                                                  ----------------     ----------------
                                                                      2001        2000     2001        2000
                                                                      ----       -----     ----        ----
OPERATING ACTIVITIES
 Net income                                                          $ 151       $ 181    $ 362       $ 508
 Adjustments to determine cash from
   operating activities:
     Depreciation and amortization                                     223         120      659         350
     Deferred income taxes                                               9          12       (1)         77
     Equity income - net of dividends                                    1          (4)      (1)         (3)
     Change in operating working capital
        Change in receivables                                          (79)        135      (41)        (34)
        Change in inventories                                           14         (89)      24        (121)
        Change in payables                                             (28)        (77)    (229)         70
        Change in operating working capital due to:
          Deferred translation adjustments                              73         (32)     (11)        (61)
          Acquisitions, disposals and
            consolidations/deconsolidations                             --          --      (58)        (44)
                                                                     -----       -----    -----       -----
                                                                      (20)         (63)    (315)       (190)

     Change in deferred charges, other assets,
       deferred credits and other liabilities - net                      9         (25)     (68)          5
     Loss (gain) on sales of businesses - net                           --           1      122          (9)
     Other - net                                                         2          25       12          11
                                                                     -----       -----    -----       -----

CASH FROM OPERATING ACTIVITIES                                       $ 375       $ 247    $ 770       $ 749
                                                                     -----       -----    -----       -----


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

(unaudited)

---------------------------------------------------------------------------------------------------------


PERIODS ENDED SEPTEMBER 30                                          Third Quarter          Nine months
(in millions of US$)                                              ------------------   ------------------
                                                                    2001      2000       2001       2000
                                                                 -------    -------    -------    -------
FINANCING ACTIVITIES
    New debt                                                     $     9    $   633    $ 1,828    $   634
                                                                 -------    -------    -------    -------
    Debt repayments                                                 (170)       (54)    (1,476)      (324)
                                                                 -------    -------    -------    -------
                                                                    (161)       579        352        310
    Short-term borrowings - net                                      131       (228)      (143)       171
    Common shares purchased for cancellation                          --       (230)        --       (363)
    Common shares issued                                               1          2         58         18
    Dividends   - Alcan shareholders (including preference)          (50)       (35)      (149)      (105)
                - Minority interests                                  (1)        (2)        (2)        (2)
                                                                 -------    -------    -------    -------

    CASH FROM (USED FOR) FINANCING ACTIVITIES                        (80)        86        116         29
                                                                 -------    -------    -------    -------

INVESTMENT ACTIVITIES

    Property, plant and equipment                                   (232)      (328)      (729)      (975)
    Business acquisitions                                                        --       (401)      (200)
    Net proceeds from disposal of businesses,
        investments and other assets                                  12         --        206        173
                                                                 -------    -------    -------    -------

    CASH USED FOR INVESTMENT ACTIVITIES                             (220)      (328)      (924)    (1,002)
                                                                 -------    -------    -------    -------
    Effect of exchange rate changes
       on cash and time deposits                                      10         (2)        --         (5)
                                                                 -------    -------    -------    -------


    INCREASE (DECREASE) IN CASH AND TIME DEPOSITS                     85          3        (38)      (229)
    Cash of companies consolidated                                    --         --         --          5
    Cash and time deposits - beginning of period                     138         88        261        315
                                                                 -------    -------    -------    -------
    Cash and time deposits - end of period                       $   223    $    91    $   223    $    91
                                                                 =======    =======    =======    =======

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM INFORMATION BY OPERATING SEGMENT
(unaudited)
--------------------------------------------------------------------------------

Periods ended September 30
(in millions of US$)

SALES AND OPERATING REVENUES - INTERSEGMENT                                  Third Quarter              Nine Months
                                                                          -------------------       -------------------
                                                                           2001         2000         2001         2000
                                                                          ------       ------       ------       ------
Primary Metal                                                            $   524      $   374      $ 1,730       $ 1,164
Aluminum Fabrication, Americas and Asia                                       35           22          132            64
Aluminum Fabrication, Europe                                                  53           65          187           202
Packaging                                                                     15           16           49            44
Intersegment and other                                                      (627)        (477)      (2,098)       (1,474)
                                                                         -------      -------      -------       -------
                                                                         $     -      $     -      $     -       $     -
                                                                         =======      =======      =======       =======



SALES AND OPERATING REVENUES - THIRD PARTIES                                 Third Quarter              Nine Months
                                                                          -------------------       -------------------
                                                                           2001         2000         2001         2000
                                                                          ------       ------       ------       ------
Primary Metal                                                            $   768      $   403      $ 2,188       $1,289
Aluminum Fabrication, Americas and Asia                                      939        1,024        2,924        2,980
Aluminum Fabrication, Europe                                                 720          379        2,274        1,175
Packaging                                                                    724          168        2,185          505
Other                                                                          6            5           18           17
                                                                         -------      -------       ------       ------
                                                                         $ 3,157      $ 1,979      $ 9,589       $5,966
                                                                         =======      =======      =======       ======


EBITDA                                                                       Third Quarter              Nine Months
                                                                          -------------------       -------------------
                                                                           2001         2000         2001         2000
                                                                          ------       ------       ------       ------
Primary Metal                                                            $   276      $   194      $   913       $  696
Aluminum Fabrication, Americas and Asia                                       87           95          258          249
Aluminum Fabrication, Europe                                                  30           33          155          110
Packaging                                                                     86            9          264           25
                                                                         -------      -------      -------       ------
EBITDA from operating segments                                               479          331        1,590        1,080
Depreciation and amortization                                               (204)        (120)        (604)        (350)
Intersegment and other *                                                      46           25         (107)          63
Corporate office                                                             (17)          (9)         (49)         (33)
Interest                                                                     (70)         (12)        (190)         (28)
Income taxes                                                                 (67)         (34)        (226)        (226)
Minority interests                                                             3         --              3            2
                                                                         -------      -------      -------       ------
NET INCOME BEFORE AMORTIZATION OF GOODWILL                               $   170      $   181      $   417       $  508
                                                                         -------      -------      -------       ------
NET INCOME AFTER AMORTIZATION OF GOODWILL                                $   151      $   181      $   362       $  508
                                                                         -------      -------      -------       ------


* Included in Intersegment and other is a pre-tax loss on the sale of the Jamaican bauxite and alumina operations of $123 for nine months, 2001.

                                   ALCAN INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                  (Unaudited)

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


                                                          Third  Quarter                              Nine  Months
                                                -----------------------------------        ------------------------------------
                                                     2001                 2000                 2001                   2000
                                                -------------        --------------        --------------        --------------
                                                        $ per                 $ per                 $ per                 $ per
                                                       Common                Common                Common                Common
                                                 $      Share         $       Share         $       Share         $       Share
                                                ---     -----        ---     ------        ---     ------        ---     ------
     Net income - as reported                   151                  181                   362                   508

     Differences due to:
       Foreign currency translation              (2)                  (2)                   (4)                   (6)
       Valuation of derivatives                 (45)                   -                   (79)                    -
       Other                                      -                    -                     5                     -
                                                ---                  ---                   ---                   ---

     Net income from continuing
       operations before cumulative effect
       of accounting change - U.S. GAAP         104                  179                   284                   502
     Cumulative effect on prior years of
       accounting change                          -                    -                   (12)                    -
                                                ---                  ---                   ---                   ---
     Net income - U.S. GAAP                     104                  179                   272                   502
                                                ---                  ---                   ---                   ---
     Net income attributable to common
       shareholders - as reported               149     0.46         179      0.85         356      1.11         501        2.33
                                                ---     ----         ---      ----         ---      ----         ---        ----
     Net income attributable to common
       shareholders from continuing
       operations before cumulative
       effect of accounting change
       - U.S. GAAP                              102     0.32         176      0.84         278      0.87         495        2.30
                                                ---     ----         ---      ----         ---      ----         ---        ----
     Net income attributable to common
       shareholders - U.S. GAAP                 102     0.32         176      0.84         266      0.83         495        2.30
                                                ---     ----         ---      ----         ---      ----         ---        ----

                                                                                           Third Quarter
                                                               ---------------------------------------------------------------------
                                                                              2001                                   2000
                                                               ------------------------------------    -----------------------------
                                                               As reported          U.S. GAAP          As reported         U.S. GAAP
                                                               -----------          ---------          -----------         ---------
     Deferred charges and other
       assets - September 30                                   $   717             $   707             $   530              $   532
     Payables - September 30                                   $ 2,198             $ 2,313             $ 1,338              $ 1,338
     Deferred income taxes - September 30                      $ 1,187             $ 1,143             $   785              $   785
     Retained earnings - September 30                          $ 4,503             $ 4,447             $ 4,331              $ 4,371
     Deferred translation adjustments
       (DTA) - September 30                                    $   (36)            $   (92)            $  (132)             $  (188)


                                                                      Third Quarter                             Nine Months
                                                               -----------------------------           -----------------------------
                                                                   2001            2000                    2001              2000
                                                               --------------   ------------           ------------      -----------
     COMPREHENSIVE INCOME (U.S. GAAP ONLY)
     Net income                                                $   104             $ 179                   $ 272             $ 502
     Net change in deferred translation adjustments                185               (38)                    (16)              (56)
     Net change in market value of
       available-for-sale securities                                (7)               (3)                      4                (1)
                                                                ------            ------                  ------             -----
     Comprehensive income                                       $  282            $  138                  $  260             $ 445
                                                                ======            ======                  ======             =====

                                       9


                                                               Nine Months
ACCUMULATED OTHER COMPREHENSIVE                             ------------------
  INCOME (U.S. GAAP ONLY)                                   2001          2000
                                                            ----          ----

Accumulated other comprehensive income
  - beginning of year                                       $(61)        $(113)
Change in deferred translation adjustments                   (16)          (56)
Change in excess of market value over book value of
  available-for-sale securities                                4            (1)
                                                            ----         -----
Accumulated other comprehensive income
  - September 30                                            $(73)        $(170)
                                                            ====         =====

--------------------------------------------------------------------------------

4.   INCOME TAXES

                                  Third Quarter                Nine Months
                                 ---------------            ------------------
                                 2001       2000            2001          2000
                                 ----       ----            ----          ----

     Current                     $58         $22            $227          $149
     Deferred                      9          12              (1)           77
                                 ---         ---            ----          ----
                                 $67         $34            $226          $226
                                 ===         ===            ====          ====

     The composite of the applicable statutory corporate income tax rates in Canada is 40.1% (40.3% for 2000). The difference between income taxes calculated at the composite rate and the amounts shown as reported is primarily attributable to lower tax rates in foreign jurisdictions and translation gains on the revaluation of deferred tax balances, partially offset by unrecorded tax benefits on losses. In 2000, the difference is primarily attributable to prior years' tax adjustments, investment and other allowances and the effect of the reduced corporate income tax rate in Germany.

--------------------------------------------------------------------------------

5.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the average number of shares outstanding during the period (third quarter 2001: 320.8 million; 2000:
     210.3 million; nine months 2001: 319.5 million; 2000: 215.3 million). As at September 30, 2001, there were 320,844,342 common shares outstanding. The following table outlines the calculation of basic and diluted net income per common share.


                                                                       Third Quarter                Nine Months
                                                                     -----------------           -----------------
                                                                     2001         2000           2001         2000
                                                                     ----         ----           ----         ----
     Numerator for basic and diluted net income per
       common share                                                 $ 149        $ 179          $ 356        $ 501
                                                                    =====        =====          =====        =====
     Denominator:
       Denominator for basic net income per
         common share - weighted average of
         outstanding shares (in millions)                             321          210            320          215

       Effect of dilutive stock options (in millions)                   1            1              1            1
                                                                    -----        -----          -----        -----

       Denominator for diluted net income per
         common share - adjusted weighted average
         of outstanding shares (in millions)                          322          211            321          216
                                                                    =====        =====          =====        =====

     Net income per common share (basic and
       diluted)                                                     $0.46        $0.85          $1.11        $2.33
                                                                    =====        =====          =====        =====

6.   SUPPLEMENTARY INFORMATION


     STATEMENT OF CASH FLOWS            Third Quarter             Nine Months
                                      -----------------        ----------------
                                      2001         2000        2001        2000
                                      ----         ----        ----        ----
     Interest paid                    $ 91         $ 35        $252        $ 95
     Income taxes paid                $ 28         $ 20        $187        $135

-------------------------------------------------------------------------------

7.   SALE OF THE JAMAICAN OPERATIONS

     Effective May 31, 2001, the Company completed the sale of its Jamaican operations. Proceeds from the sale were $153. The total pre-tax loss on the sale was $123 which was recorded in Other (income) expenses - net. An amount of $90 was recorded as an impairment charge in the first quarter with the remaining amount charged in the second quarter.

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

-------------------------------------------------------------------------------

10.  LONG TERM DEBT

     In the second quarter of 2001, the Company issued Euro 600 million of 5.5% Euro notes due 2006.

     During the first quarter of 2001, the Company issued $400 of 6.45% debentures due 2011 and $400 of 7.25% debentures due 2031.

-------------------------------------------------------------------------------

11.  CAPITALIZATION OF INTEREST COSTS

     Total interest costs in the third quarter and nine months were $72 and $220 (2000 : $34 and $84) respectively of which $2 and $30 (2000 : $22 and $56)
     were capitalized.

-------------------------------------------------------------------------------

12.  PRIOR PERIOD AMOUNTS

     Certain prior period amounts have been reclassified to conform with the 2001 presentation.

-------------------------------------------------------------------------------

13.  SHARE REPURCHASE PROGRAM

     Under a normal course issuer bid, which terminated on June 18, 2001, the Company was authorized to repurchase up to 21,800,000 common shares, representing approximately 10% of the outstanding shares. In 2001, nil common shares were purchased under this authorization.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reports third quarter consolidated net income, excluding non-recurring items and foreign currency translation effects, of US$121 million (US$0.37 per share) compared to US$141 million (US$0.66 per share) in the third quarter of 2000 and US$128 million (US$0.41 per share) in the second quarter of 2001.

Including non-recurring items and foreign currency translation effects, net income for the quarter was US$151 million (US$0.46 per share) compared to US$181 million (US$0.85 per share) a year earlier and to US$74 million (US$0.23 per share) in the previous quarter.

For the first nine months of 2001, earnings per share, excluding non-recurring items and foreign currency translation effects, were US$1.29 per share compared to US$2.06 per share during the first nine months of 2000. On an as reported basis, earnings per share were US$1.11 compared to US$2.33 for the comparable period of 2000.

The Company expects business conditions to continue to be challenging. However, the Company considers itself to be well positioned given its sound financial situation, the positive contribution from the new smelter in Alma, which has now reached full operating capacity, and the impact of earnings improvement measures presently in place. In addition, the Company is implementing a restructuring program aimed at safeguarding its competitiveness. The restructuring program is expected to have a positive impact of approximately US$200 million on annual pre-tax earnings when fully implemented. The Company expects that the total costs associated with implementing this program will amount to approximately US$250 million. Most of these one-time costs are expected to be provided for during the fourth quarter of 2001.

CONSOLIDATED REVIEW



(US$ millions, unless otherwise noted)                               Third Quarter                Nine Months         Second Quarter
                                                                  -------------------        --------------------     --------------
                                                                  2001           2000           2001       2000             2001
                                                                  ----           ----           ----       ----             ----
SALES & OPERATING REVENUES                                       3,157          1,979         9,589        5,966           3,162

Shipments (thousands of tonnes)
  Ingot products 1                                                  368            203         992           600             328
  Rolled products                                                   474            463       1,486         1,377             493
  Conversion of customer-owned metal                                 84             87         262           252              87
  Aluminum used in engineered products & packaging                  123             71         452           214             143
                                                                  -----          -----        ----         -----           -----
TOTAL ALUMINUM VOLUME                                             1,049            824       3,192         2,443           1,051

Ingot product realizations (US$ per tonne)                        1,575          1,726       1,623         1,718           1,628

Rolled product realizations (US$ per tonne) 2                     2,379          2,420       2,412         2,434           2,409
Average London Metal Exchange 3-month price                       1,405          1,587       1,493         1,580           1,511
  (US$ per tonne)
Net income excluding non-recurring items
  and foreign exchange translation                                  121            141         414           449             128
  Non-recurring items                                                --             31         (87)           32             (17)
  Foreign exchange translation                                       30              9          35            27             (37)
Net income including non-recurring items
  and foreign exchange translation                                  151            181         362           508              74
Economic Value Added (EVA(R)), excluding
  purchase accounting adjustments 3                                   8             36          88           119              14
Economic Value Added (EVA(R)), including
  purchase accounting adjustments 3                                (111)           N/A        (268)          N/A            (110)

1 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities

2  Excluding conversion of customer owned metal

3 Goodwill and asset revaluation related to the merger with algroup, as well as depreciation and amortization thereon

Sales and operating revenues for the quarter were significantly higher than the year-ago quarter, due mainly to the merger with Alusuisse Group Ltd ("algroup"), which was completed in October 2000. This also explains the increase in total aluminum volume over the year-ago quarter. Compared to the preceding quarter, sales and operating revenues were essentially unchanged as lower aluminum selling prices and rolled product shipments were offset by higher shipments of alumina and ingot products.

Total aluminum volume was 1,049 thousand tonnes (kt) in the quarter, compared to 824 kt a year earlier and to 1,051 kt in the preceding quarter. This includes shipments of ingot and rolled products, conversion of customer-owned metal, and aluminum used in engineered products and packaging.

Ingot products realizations of US$1,575 per tonne decreased by 9% from the year-ago quarter compared with a 11% decrease in the London Metal Exchange (LME) price. Compared to the previous quarter, ingot realizations decreased by 3% versus a 7% decline in the LME price, due mainly to the time lag of about one month in pricing ingot products to customers.

Rolled products realizations of US$2,379 per tonne were 2% lower than in the prior-year and only 1% lower than in the previous quarter.

For the quarter, net income of US$151 million was US$77 million higher than in the previous quarter. The US$77 million improvement was due mainly to favourable movements in quarter-end foreign currency exchange rates, and to the absence of a loss on disposal that was recorded in the previous quarter. The effect of these two items more than offset the impact of lower aluminum prices and weakening economic conditions during the quarter.

During the quarter, EVA(R) excluding purchase accounting adjustments was $8 million compared to $14 million in the second quarter of this year. These adjustments relate to goodwill and asset revaluation arising from the algroup merger. Including purchase accounting adjustments, EVA was a negative US$111 million, essentially unchanged compared to the previous quarter.

SEGMENT REVIEW

                                                        Third Quarter                    Nine Months                 Second Quarter
                                                       ------------------              ------------------            ---------------
(US$ millions)                                         2001          2000              2001          2000                  2001
                                                       ----          ----              ----          ----                  ----
EBITDA
   Primary Metal                                        276           194                913          696                   287
   Aluminum Fabrication, Americas and Asia               87            95                258          249                    79
   Aluminum Fabrication, Europe                          30            33                155          110                    60
   Packaging                                             86             9                264           25                    92

EBITDA from operating segments                          479           331              1,590        1,080                   518
   Depreciation & amortization                         (204)         (120)              (604)        (350)                 (204)
   Intersegment and other                                46            25               (107)          63                   (37)
   Corporate offices                                    (17)           (9)               (49)         (33)                  (18)
   Interest                                             (70)          (12)              (190)         (28)                  (65)
   Income taxes                                         (67)          (34)              (226)        (226)                 (101)
   Minority interests                                     3            --                  3            2                    (1)



Net income before goodwill amortization                 170           181                417          508                    92
Net income after goodwill amortization                  151           181                362          508                    74

SEGMENTS

Third quarter earnings before interest, taxes, depreciation and amortization (EBITDA) for Primary Metal, at US$276 million, increased by 42% compared to the year-ago quarter, due mainly to higher shipments of ingot products and to the merger with algroup, which more than offset the effect of lower aluminum selling prices. Compared to the preceding quarter, EBITDA was 4% lower as a decrease in selling prices for ingot products and alumina more than offset the favourable change in foreign exchange balance sheet translation and lower production costs in Primary Metal.

For Fabrication, Americas and Asia, EBITDA of US$87 million was 8% lower than in the previous year, mainly as a result of lower rolled product shipments in North America and Asia. Compared to the preceding quarter, EBITDA increased by 10%, due mainly to lower production costs in the North American sheet and cable businesses, offset in part by lower shipments of rolled products in all regions.

For Fabrication, Europe, EBITDA, at US$30 million was US$3 million lower than in the previous year. Compared to the second quarter of 2001, EBITDA decreased by US$30 million, due mainly to lower rolled product shipments resulting from the weakening economic conditions and seasonal effects, and to higher production costs for rolled products.

The Packaging group's EBITDA, at US$86 million, increased by US$77 million compared to the previous year, as a result of the merger with algroup. EBITDA was US$6 million lower than in the previous quarter, as the effect of lower sales volume and a non-recurring gain recorded in the second quarter were offset partly by manufacturing cost reductions, lower material costs and a more favourable sales mix.

"Intersegment and other" includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items. The third quarter included a realization of previously deferred profits as aluminum prices and inventories declined during the quarter. The previous quarter included a US$33 million charge relating to the sale of the Company's operations in Jamaica.

For the first nine months of 2001, excluding the currency revaluation of Canadian dollar deferred taxes and the tax effect of the business disposal in Jamaica, the Company's effective tax rate was 37%.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first nine months of 2001 was US$770 million compared to US$749 million in the comparable period of 2000. Higher cash generation was largely offset by an unfavourable change in operating working capital, most of which occurred during the first six months.

FINANCING ACTIVITIES

Cash from financing activities in the first nine months of 2001 was US$116 million compared to US$29 million in the same period in 2000. During the first nine months of this year, total net debt raised was US$209 million. This includes 17 the issue in March 2001 of US$400 million of 6.45% debentures due 2011 and US$400 million of 7.25% debentures due 2031. The new debt was used mainly to purchase the remaining 30% interest in the Gove alumina refinery and related bauxite mine, and to fund the Alma smelter project. On 2 May 2001, the Company issued Euro 600 million of 5.5% Euro notes due 2006. Net proceeds from the sale of the Notes have been used to repay debt outstanding under bank credit facilities and commercial paper borrowings. The remaining debt repayments were made using cash from operating activities.

The debt:equity ratio at September 30, 2001 was 34:66, unchanged compared to the end of the second quarter and 25:75 a year ago. Interest expense for the quarter, at US$70 million, was US$58 million higher compared to the previous year due to increased borrowings following the algroup merger, the investment to complete the new smelter in Alma, and the acquisition of the remaining 30% interest in the Gove alumina refinery and related bauxite mine. Interest expense was US$5 million higher than in the previous quarter as less interest was capitalized in relation to the new Alma smelter.

INVESTMENT ACTIVITIES

Capital expenditures during the first nine months of 2001 were US$729 million compared to US$975 million a year earlier. The most important project during the period was the construction of the Alma, Quebec aluminum smelter, which reached full operation on September 30, 2001.

During the first quarter, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of US$379 million, subject to certain post-closing adjustments. As a result of this transaction, the Company owns 100% of these assets.

Effective May 31, 2001, the Company completed the sale of the Jamaican operations. Proceeds from the sale were US$153 million. In addition, during the second quarter of 2001, the Company completed the divestment requirements imposed by the European Commission in October 2000 as a condition to its approval of the merger between Alcan and Alusuisse Group Ltd. The Company received proceeds of approximately US$35 million from these sales.

CURRENCY HEDGING OF AUSTRALIAN DOLLAR

At September 30, 2001, the Company has hedged $AUD969 million of its future Australian dollar commitments in respect of its Australian dollar operating cost exposure, through forward exchange contracts and options maturing over the next three years.

CAUTIONARY STATEMENT

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with "Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No. 99.3.

PART II.  OTHER INFORMATION

ITEMS 1. THROUGH 5.

The registrant has nothing to report under these items.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (99.1)   Alcan Inc. Stock Price Appreciation Unit Plan

             (99.2) Alcan Inc. 2001 Deferred Share Unit Plan for Non-Executive Directors

             (99.3) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)


        (b)  Reports on Form 8-K

             No reports were filed during the quarter ended 30 September 2001.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ALCAN INC.


Dated: November 13, 2001                   By: /s/  Richard Genest
                                           ----------------------------
                                           Richard Genest
                                           Vice President and Controller
                                           (A Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description

(99.1)       Alcan Inc. Stock Price Appreciation Unit Plan

(99.2)       Alcan Inc. 2001 Deferred Share Unit Plan for Non-Executive
             Directors

(99.3) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)

                                       20