Form 10-K
period 2001-12-31
ALCAN INC
filed 2002-03-27
CIK 4285

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[4]             Annual Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                   For the fiscal year ended 31 December 2001
                                       OR
[ ]           Transition Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

Common Shares without nominal or par value                       New York Stock Exchange

Common Share Purchase Rights                                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [ 4 ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ 4 ]


The aggregate market value of the voting stock
held by non-affiliates:                             $13,015 million, as of 28 February 2002

Common Stock of Registrant outstanding              321,041,314 Common Shares,
                                                    as of 28 February 2002

Documents incorporated by reference                 Annual Report to security holders for the
                                                    fiscal year ended 31 December 2001
                                                    (Parts I, II and IV)
                                                    Management Proxy Circular for the Annual
                                                    Meeting to be held on 25 April 2002
                                                    (Parts III and IV)

                              INDEX TO ALCAN INC.
                        2001 ANNUAL REPORT ON FORM 10-K

                                                                                Page
                                                                                   ----
PART I
Items 1 and 2 Business and Properties.............................................    2
       Overview of Operating Segments.............................................    2
       History/Recent Developments................................................    3
       Bauxite and Alumina........................................................    7
       Primary Metal..............................................................    9
       Aluminum Fabrication.......................................................   13
       Packaging..................................................................   17
       Research and Development...................................................   19
       Environmental Health and Safety............................................   19
       Properties.................................................................   19
       Employee Relations.........................................................   20
       Patents, Licenses and Trademarks...........................................   20
       Competition and Government Regulations.....................................   20
Item 3 Legal Proceedings..........................................................   21
       Environmental Matters......................................................   21
       Other Matters..............................................................   23
Item 4 Submission of Matters to a Vote of Security Holders........................   23

PART II
Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters..   24
Item 6 Selected Financial Data....................................................   25
Item 7 Management's Discussion and Analysis of Financial Condition and
       Results of Operations......................................................   26
Item 7a Quantitative and Qualitative Disclosures about Market Risk................   26
Item 8 Financial Statements and Supplementary Data................................   27
Item 9 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.......................................................   27

PART III
Item 10 Directors and Executive Officers of the Registrant........................   27
Item 11 Executive Compensation....................................................   29
Item 12 Security Ownership of Certain Beneficial Owners and Management............   29
Item 13 Certain Relationships and Related Transactions............................   29

PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   30
Signatures........................................................................   35
Consent of Independent Accountants................................................   37
Exhibit No. 21 Subsidiaries, Related Companies, etc...............................   38

                                     PART I

In this report, unless the context otherwise requires, the following definitions apply:

     "Alcan", "Company" or "Registrant" means Alcan Inc. and, where applicable, one or more Subsidiaries,

     "Algroup" means Alusuisse Group Ltd.(now Alcan Holdings Switzerland Ltd., a Subsidiary of Alcan following the Combination),

     "Annual Report" means Alcan's Annual Report for the year ended 31 December 2001,

     "Board" or "Board of Directors" means the Board of Directors of Alcan,

     "Combination" means the process by which Algroup became a Subsidiary of Alcan on 18 October 2000, through the completion of a share exchange offer by Alcan for the shares of Algroup,

     "Dollars" or "$" means U.S. Dollars,

     "EVA(R)" Economic Value Added is the registered trademark of Stern Stewart & Co. and a key measure of financial performance. EVA represents the difference between the return on capital and the cost for using that capital over the same period.

     "Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation,

     "Management Proxy Circular" means the management proxy circular for Alcan's Annual Meeting of Shareholders to be held on 25 April 2002 ,

     "Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management, but does not include a company in a Joint Venture,

     "Share" or "Common Share" means a common share in the capital of Alcan,

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

Cautionary Statement

Written or oral statements made by Alcan or its representatives, including statements set forth herein, that describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995, that can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.

Important factors that could cause the Company's actual performance to differ materially from projections or expectations included in forward-looking statements include global supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials costs and availability, changes in the relative values of various currencies, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effect of integrating acquired businesses and the ability to attain expected benefits, and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations, including but not limited to, litigation, labour negotiations and fiscal regimes.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report, on pages 38 and 39 thereof. The text under such heading is incorporated herein by reference.

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in many aspects of the aluminum and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, specialty chemicals, power generation, aluminum smelting, manufacturing, recycling and packaging, as well as research and development. Alcan employs approximately 50,000 people.

In the 99 years since it was established, Alcan has developed a unique combination of competitive strengths. Alcan is a multicultural and multilingual market-driven company reflecting the differing corporate and social characteristics of the 38 countries in which it operates. Alcan is one of the most international aluminum and packaging companies and is the foremost global producer and marketer of rolled aluminum products.

1.   OVERVIEW OF OPERATING SEGMENTS

In November 2001, the Company announced the realignment of its operating management structure from four to six business groups, each responsible for the value creation of the different business units of which they are comprised. The new operating management structure became effective 1 January 2002. The six major operating segments are: Bauxite, Alumina and Specialty Chemicals focusing on bauxite mining, alumina refining and the production of specialty chemicals;

Primary Metal, comprising smelting operations, power generation and production of primary value-added ingot in the form of sheet billet, wire bar, extrusions and foundry products, as well as the trading operations for alumina and aluminum; Rolled Products Americas and Asia, encompassing aluminum sheet, rod and extrusions; Rolled Products Europe, comprising aluminum sheet including lithographic sheet and industrial plate; Engineered Products, including wire and cable businesses, components for mass transportation and auto systems as well as sales and service centres throughout Europe; and Packaging, consisting of food flexible and foil, tobacco, pharmaceutical and cosmetics packaging businesses.

Following the Combination and up to 31 December 2001, operations were reorganized into four operating segments as described below. Consequently, for purposes of this report, the information contained herein, including financial information about the four operating segments, is as at 31 December 2001, except where an earlier or later date is expressly indicated.

PRIMARY METAL, headquartered in Montreal, Canada, comprised Alcan's worldwide activities related to bauxite, alumina and specialty chemicals operations, the primary aluminum smelting facilities, power generation and the trading operations for alumina and aluminum.

ALUMINUM FABRICATION, AMERICAS AND ASIA, headquartered in Cleveland, USA comprised the fabrication of aluminum sheet and light gauge rolled products as well as rod, cable and wire, serving markets ranging from containers and packaging, building and construction, industrial, electrical, automotive and other transportation sectors.

ALUMINUM FABRICATION, EUROPE, headquartered in Zurich, Switzerland, comprised the European fabrication of rolled and engineered products serving the packaging, mass transportation, automotive, building, display and other industrial markets.

PACKAGING, also headquartered in Zurich, Switzerland comprised Alcan's food flexible and foil, specialty, pharmaceutical, tobacco and cosmetics packaging businesses.

Alcan's corporate head office, located in Montreal, focuses on strategy development, while overseeing governance, policy and compliance matters.

2.   HISTORY/RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada. It was formed as a subsidiary of the Pittsburgh Reduction Company, one of the founding companies of the aluminum industry, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, the international operations and domestic U.S. operations were separated into two competing companies that became Alcan and Alcoa Inc., respectively. During the Second World War substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the postwar period, Alcan expanded internationally and invested in fabricating activities to stimulate demand for its primary metal production. Today, Alcan is a multinational company engaged in all aspects of the aluminum industry on an international scale. In terms of revenues, Alcan ranks among the top five manufacturers of flexible and specialty packaging in the world.

In past years, Alcan has divested several fabricating businesses that did not fit within the Company's corporate strategy for creating long-term value for its shareholders. As part of this process, in 1998 and 1999, Alcan decreased its shareholding in Nippon Light Metal Company, Ltd.

from 45.6% to 5.1%. Also in 1999, the Company sold its Aughinish alumina refinery in Ireland, its piston business in Nuremberg, Germany and its wholly-owned Subsidiary, Alcan France, which produced building systems. On 30 September 1999, Alcan and Korea's Taihan Electric Wire Co., Ltd. announced the formation of Alcan Taihan Aluminum Limited ("ATA"), a jointly-owned company with modern rolling assets to serve the growing market for aluminum rolled products throughout the Asia/Pacific region. In May 2000, ATA announced the acquisition of Aluminium of Korea Limited ("Koralu"). The Koralu facility consists of top quality assets, including casting, hot rolling, cold rolling and extensive finishing operations, as well as aluminum foundry alloy and billet operations supported by a research and development centre. The product lines of the ATA rolling mills are complementary with high potential integration benefits through load balancing production between the two facilities.

In July 2000, Alcan completed the $169 million sale of its 54.62% interest in Indian Aluminium Company, Limited to Hindalco Industries Limited, India's largest integrated aluminum producer.

On 18 October 2000, the Combination between Alcan and Algroup was completed, with Alcan acquiring over 99% of the shares of Algroup by virtue of its exchange offer, with former Algroup shareholders receiving 17.1 Alcan Shares for each Algroup share exchanged. Alcan acquired the remaining shares in Algroup in 2001 by virtue of statutory right and Algroup de-listed from the Swiss Stock Exchange.

The making of the exchange offer by Alcan for the Algroup shares was subject to competition clearance from the European Commission competition authorities. The European Commission cleared the Alcan -Algroup Combination, conditional to:

- the divestiture of the alumina tri-hydrate plant operated by Algroup subsidiary, Alusuisse Martinswerk GmbH, at Bergheim-Erft, Germany;

- the divestiture of the lithographic operation carried out by an Algroup subsidiary at Bridgnorth, UK; and

- the divestiture of certain machines that produce semi-rigid aluminum containers.

In response, on 27 April 2001, Alcan announced the sale of the Martinswerk plant to Albermarle Corporation of Richmond, Virginia, U.S.A. As well, on 30 May 2001, the Palco foil container plant, located in Madrid, Spain, was sold to Aliberico SA of Spain and 12 presses for smooth wall containers in Ohle, Germany were sold to Alupak AG of Switzerland. On 18 June 2001, the Company announced the sale of its lithographic sheet production plant, Star Litho, located in the U.K. to Elval Hellenic Aluminium Industry S.A. of Greece.

In January 2001, because of an acute shortage of water in the Nechako reservoir in British Columbia, Canada and consequent reduced electrical generation at its Kemano Power Station, Alcan adopted measures at its Kitimat smelter that involved shutting down individual pots and reducing amperage. Implementation of these measures will reduce production of aluminum at the Kitimat smelter by 40,000 tonnes over 16 months. On 8 June 2001, the Company announced a further reduction, raising the total closure to up to 50% of the smelter's capacity of 275,000 tonnes. This measure was adopted to allow Alcan to honour its contractual obligations and scheduled deliveries to B.C. Hydro.

On 1 February 2001, Alcan announced that it had completed the acquisition of the remaining 30% interest in the Gove alumina refinery and related bauxite mine in Australia (see section 3.3.2 below).

Following Jacques Bougie's resignation on 10 January 2001, the Board of Directors appointed

W.R.C. (Bill) Blundell as interim President and Chief Executive Officer. Effective 12 March 2001, Travis Engen, previously chairman and chief executive of ITT Industries, Inc. and a non-executive Director of the Company, was appointed as President and Chief Executive Officer of Alcan.

On 1 March 2001, Alcan changed its corporate name from Alcan Aluminium Limited to Alcan Inc. to reflect the Company's increasingly diversified product mix and global character.

For 2001, the Company reported consolidated net income of $5 million. See the Annual Report "Management's Discussion and Analysis" on page 23.

On 17 April 2001, the Company announced the retirement of Suresh Thadhani, Executive Vice President and Chief Financial Officer. Mr. Thadhani's retirement took effect on 1 September 2001.

On 31 May 2001, the Company completed the sale of its bauxite and alumina operations in Jamaica to Glencore, a privately held company based in Switzerland. These assets comprise two alumina refineries and related bauxite reserves and mine sites.

On 28 June 2001, the Company announced the appointment of Geoffery E. Merszei to the position of Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Merszei had been vice president and treasurer of The Dow Chemical Company.

On 22 October 2001, the Board announced the appointments of Messrs. Clarence J. Chandran and Brian M. Levitt as Directors. Mr. Chandran is the former chief operating officer of Nortel Networks. Mr. Levitt is Montreal resident co-chair of the law firm of Osler, Hoskin & Harcourt LLP and former president and chief executive officer of Imasco Limited.

On 20 November 2001, the Company announced the establishment of the Office of the President and a realigned operating management structure comprised of six business groups and four corporate functions. The Office of the President, which is based at the Company's Corporate Head Office in Montreal, includes Travis Engen, President and Chief Executive Officer and Executive Vice Presidents Richard B. Evans and Brian W. Sturgell. It is intended that the new organizational and management structure effective 1 January 2002 will substantially raise Alcan's performance, move the Company closer to its markets and improve its responsiveness.

In October 2001, in light of increased competitive pressures and market outlook, the Company announced a restructuring program that will result in a series of plant sales, closures and divestments as well as a reduction of approximately 6% of the workforce. As part of this, changes were effected to the rolled products businesses in the U.K. and Italy as well as to the aluminum foil activities in the U.K. and Switzerland. The changes affect all 200 employees at the Glasgow, U.K. site; up to 310 out of a total of 600 employees at the Rogerstone plant in Newport, South Wales and 95 out of 550 employees at Kreuzlingen, Switzerland. Alcan will also exit from non-core products at the Pieve plant in Milan, Italy with a workforce of 200 employees in these product streams.

Also, as part of its restructuring program, the Company announced on 20 December 2001 the following series of plant closures and divestments:

o In February 2002, the foil fabrication plant located in Saint-Laurent, Quebec, Canada transferred its operations to the foil fabrication plant in Toronto, Ontario, Canada. Twenty employees were affected by this closure.

-- The Company will consolidate the Weston, Ontario and Toronto Ontario, Canada food flexible packaging plants at the existing Weston facility, which will result in a reduction of 30 employees.

-- The Carson, California, U.S.A. food flexible plant will be closed. It employs 40 people.

-- On 21 February 2002, subject to regulatory approvals, Alcan sold its extrusion operations in Malaysia. The divestment is expected to be completed within the next six months. The facility employed
     220 employees.

-- The Company has also sold its extrusion operations in Thailand. The sale was completed on 20 February 2002. This facility employed 240 employees.

-- Also in the process of being sold are the glass packaging operations in Park Hills, Missouri, U.S.; Mays Landing; Williamstown and in Milville (two plants), New Jersey, U.S. as well as the Company's 46% owned joint venture in Beijing, China, to Stolzle Oberglass, an Austrian packaging manufacturer. In addition, two Pharmatech rubber stopper and aluminum seals operations located in Salisbury, Maryland, U.S. are in the process of being sold to Helvoet Pharma.

In February 2002, Alcan announced that it had concluded an agreement with the Societe generale de financement du Quebec (SGF) to purchase for approximately $165 million, a 20% interest in the Aluminerie Alouette consortium, which operates a 243,000 tonne aluminum smelter in Sept-Iles, Quebec, Canada. The transaction that was accepted by the consortium partners is subject to applicable regulatory approvals, the completion of the due diligence investigation by Alcan and final approval by Alcan's Board. It is expected that the transaction will be completed on or about 30 April 2002.

On 21 March 2002, the Board announced the appointment of Mr. L. Yves Fortier as a Director and subject to his election as a Director at the Annual Meeting, he will become Chairman of the Board. Mr. Fortier is chairman and a senior partner of the law firm Ogilvy Renault in Montreal.

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, Alcan obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. Alcan sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, Alcan was required to retain residual liability for EPMI's obligations arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100 million, with mitigation and subrogation rights. On 2 December 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex Corp., the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as a result has filed a claim for $100 million against Enron on March 15, 2002 as a necessary step prior to making the same claim against the Company. Enron did not respond to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 million from Powerex Corp. The Company is unable to estimate reasonably the amount of the contingent loss which might arise in respect of this matter and intends to contest the claim on substantive and procedural grounds as well as by reason of inadequate mitigation efforts. In any event, the Company is of the view that any residual liabilities, which it may have as a result of its assignment of the power supply agreement to EPMI in 1997 would relate to the supply of power and not be in the form of a financial obligation.

3. BAUXITE AND ALUMINA

3.1 Products

Aluminum is one of the most abundant metals in the earth's crust but is never found in its pure form. Bauxite is the basic aluminum-bearing ore. Alumina (aluminum oxide) is produced from bauxite by a chemical process. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.

3.2 Sales and Marketing/Customers

Alcan produced in 2001 approximately 4.4 million tonnes of smelter-grade alumina, of which some 3.9 million tonnes are required by its current smelting operations. The remainder is sold to third parties. In addition, Alcan produced in 2001 approximately 250,000 tonnes of chemical-grade alumina, which is sold to third parties in the form of various alumina chemicals.

3.3 Production and Facilities

3.3.1 Canada   Alcan owns an alumina facility at Jonquiere, Quebec, Canada.
Bauxite for this operation is obtained from Brazil, Guinea, Ghana and Australia (see below). Alumina and alumina-based chemicals produced at Jonquiere supply, in part, the smelters in Quebec and are also sold in chemical markets.

3.3.2 Australia In 2000, through the Combination, Alcan acquired a 70% interest in the Gove bauxite mine and refinery plant. The facilities, which are located on the Gove peninsula in the Northern Territory of Australia, started operations in 1971-72. In January 2001, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of $379 million, subject to certain post-closing adjustments. As a result of this transaction, the Company now owns 100% of these assets. Design capacity at the start-up of the Gove refinery was one million tonnes of alumina and has since expanded to 1.8 million tonnes of low-cost alumina. In 2001, the amount of bauxite mined at Gove was 6.3 million tonnes.

Also in Australia, Alcan has a 21.4% interest in a company which operates an alumina plant at Gladstone (Queensland). Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from Comalco Limited ("Comalco") in Australia under a long-term contract. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat (British Columbia), Jonquiere (Quebec) and is also sold to third parties. Alcan and Comalco have an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, Australia, with Comalco's adjacent operations.

3.3.3 Brazil   Alcan purchased approximately 1.9 million tonnes of bauxite in
2001 from a 12.5%-owned company, Mineracao Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 11 million tonnes per year. Bauxite purchased from MRN is processed at the Jonquiere plant (see above) and at the Alumar alumina refinery in Sao Luis (Brazil), which has an annual capacity of about 1.2 million tonnes; Alcan owns a 10% interest in the Alumar refinery. Alcan also owns alumina facilities (and related bauxite mining facilities) with a capacity of about 150,000 tonnes of alumina per year at Ouro Preto, which supply smelters in Brazil.

3.3.4 Ghana   Alcan purchased about 700,000 tonnes of bauxite in 2001 from Ghana
Bauxite Co. Ltd. in which it holds an interest of 80%. The bauxite purchased is used for processing at the Burntisland plant (see below), the Jonquiere plant (see above) and is also sold to third parties.

3.3.5 Guinea   Alcan purchased about 4 million tonnes of bauxite in 2001 under contracts in effect through 2011 from Compagnie des Bauxites de Guinee S.A. ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boke region of Guinea has an operating capacity of about 12 million tonnes per year. Bauxite purchased from CBG is processed at the Jonquiere plant (see above) and is also sold to third parties.

3.3.6 India At year end, Alcan holds a 35% interest in the proposed Utkal alumina project in Orissa, India. The project includes a one million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity.

3.3.7 Jamaica Effective 31 May 2001, the Company sold its Jamaican operations. Alcan entered into a multi-year purchase agreement with Glencore to supply Alcan smelters in Quebec, Canada and Sebree, Kentucky, U.S.

3.3.8 United Kingdom Alcan operates an alumina plant in Burntisland, Scotland, which has an annual capacity of approximately 100,000 tonnes of special aluminas and other chemicals for sale to the chemical market. Bauxite for this operation is purchased from Ghana (see above). Subsequent to year-end, Alcan announced its intention to exit this business.

ALUMINA CAPACITIES -- AS AT 31 DECEMBER 2001

                                                                  % OF            CAPACITY             ALCAN
                                                                OWNERSHIP        (THOUSANDS           SHARE OF
                                                                BY ALCAN         OF TONNES)           CAPACITY
                                  LOCATIONS (dagger)

SMELTER-GRADE ALUMINA

Australia..............           Gladstone                         21.4              3,740               800
                                  (Queensland)
                                  Gove                               100              1,800             1,800
                                  (Northern Territories)

Brazil.................           Ouro Preto                         100                150               150
                                  (Saramenha, Minas Gerais)
                                  Alumar                              10              1,200               120
                                  (Sao Luis)

Canada.................           Vaudreuil                          100              1,050             1,050
                                  (Jonquiere, Quebec)

TOTAL SMELTER-GRADE ALUMINA                                                                             3,920

SPECIALTY CHEMICAL ALUMINAS
AND HYDRATES

Canada.................           Vaudreuil                          100                150               150
                                  (Jonquiere, Quebec)

United Kingdom.........           Burntisland                        100                100               100
                                  (Fife, Scotland)

TOTAL SPECIALTY CHEMICAL
ALUMINAS AND HYDRATES                                                                                     250

TOTAL                                                                                                   4,170


-------
(dagger)    Includes Joint Ventures, proportionately consolidated.

3.4  Raw Materials

3.4.1 Bauxite Reserves Alcan obtains its bauxite from mining Subsidiaries, Joint Ventures, consortium companies and third-party suppliers. In 2001, the Company consumed 11.1 million tonnes of bauxite. Alcan has more than sufficient bauxite reserves to meet its needs over the next 25 years.

Bauxite Interests -- As at 31 December 2001

                                                               % OF OWNERSHIP
       COUNTRY                      ASSET                         BY ALCAN

Australia               Gove                                          100
                        ELY                                           100
Brazil                  Mineracao Rio do Norte S.A.                  12.5
                        Alcan Brazil                                  100
Ghana                   Ghana Bauxite Co. Ltd.                         80
Guinea                  Compagnie des Bauxites de Guinee S.A.        16.5
India                   Utkal                                          35


3.4.2  Chemicals and Other Materials   Certain chemicals and other materials,
e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

3.5  Special Alumina

Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, produces a wide range of specialty aluminas and aluminum hydroxides for different uses, such as ceramics, refractories, water treatment chemicals, catalysts and coagulants. Its products are also used as flame retardants and smoke suppressants for plastics and resins. Alcan's principal manufacturing facilities for special aluminas and aluminum hydroxides are located in Canada and the U.K. (see above).

4.  PRIMARY METAL

4.1  Products

4.1.1 Aluminum Aluminum is produced through the electrolytic reduction of alumina. Electrical energy is used to separate the aluminum from the oxygen in alumina. Approximately two tonnes of alumina yield one tonne of metal.

4.1.2 Other Aluminum Sources Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of used beverage cans and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. In addition, some aluminum fabricated products are purchased for resale. Purchases in 2001 of aluminum of all types from all sources amounted to 1,822,000 tonnes, compared with 1,670,000 tonnes in 2000 and 1,297,000 tonnes in 1999.

4.1.3  Sales and Marketing/Customers

In 2001, Alcan sold 1,287,000 tonnes of primary aluminum to third parties. Virtually all of this was in the form of value-added ingot, primarily extrusion billet, sheet ingot or foundry ingot. The remainder of the primary metal produced was transferred to Alcan's own fabricating operations, primarily as sheet ingot, wire bar or molten metal, or was used for the continuous casting of rod or sheet.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters is consumed in Alcan's fabricating facilities, while the remainder is sold to third party customers, primarily in North America and Asia. North American third party sales have been focused on both customized extrusion billet and foundry ingot. Although Alcan has been short of metal in Europe, the duty barrier for aluminum from Canada and high logistics costs have made it uneconomical to ship significant tonnages of metal to Europe. Alcan's European smelter production is mainly consumed by Alcan's fabricating facilities. Alcan covers the remainder of its metal requirements in Europe with purchases of aluminum.

Alcan's ingot product realizations were $1,581 per tonne in 2001 compared to $1,667 per tonne in 2000 and $1,511 per tonne in 1999.

4.3  Production and Facilities

4.3.1 Smelting Alcan owns and operates 15 primary aluminum smelters with a nominal rated annual capacity of 2,252,000 tonnes. Seven of these smelters, having a total nominal rated capacity of 1,481,000 tonnes, are located in Canada; the other smelters are located in Brazil, Iceland, Norway, Switzerland, the U.K. and the U.S.A. During 2001, Alcan's smelters produced 2,041,500 tonnes of primary aluminum: 1,290,900 tonnes in Canada, 190,200 tonnes in the U.S.A., 201,500 tonnes in the U.K., 92,000 tonnes in Brazil, 168,300 tonnes in Iceland, 62,400 tonnes in Norway and 36,200 tonnes in Switzerland.

For many years, Alcan has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment. The Alma smelter, which reached full operation by 30 September 2001, produced 270,000 tonnes during 2001.

SMELTER CAPACITIES -- AS AT 31 DECEMBER 2001

                                                        % OF           ANNUAL
                                                     OWNERSHIP        CAPACITY
     LOCATIONS                                       BY ALCAN        (THOUSANDS
                                                                     OF TONNES)

Canada..................    Arvida                      100               248
                            (Jonquiere, Quebec)
                            Grande-Baie                 100               196
                            (La Baie, Quebec)
                            Laterriere                  100               219
                            (Chicoutimi, Quebec)
                            Shawinigan                  100                91
                            (Quebec)
                            Alma                        100               400
                            (Quebec)
                            Beauharnois                 100                50
                            (Melocheville, Quebec)
                            Kitimat                     100               277
                            (British Columbia)
                                                                        -----
TOTAL IN CANADA                                                         1,481
                                                                        -----
Brazil..................    Ouro Preto                  100                51
                            (Saramenha, Minas Gerais)
                            Aratu                       100                58
                            (Bahia)
Iceland.................    ISAL                        100               168
                            (Reykjavik)
Norway..................    SOERAL                       50                62
                            (Husnes)
Switzerland.............    Steg                        100                36
                            (Valais)
United Kingdom..........    Lynemouth                   100               160
                            (Northumberland, England)
                            Lochaber                    100                40
                            (Inverness-shire, Scotland)
United States...........    Sebree                      100               196
                            (Kentucky)
                                                                        -----
TOTAL OUTSIDE CANADA                                                      771
                                                                        -----
TOTAL                                                                   2,252
                                                                        =====


4.3.2 Other Aluminum Sources Alcan operates recycling plants in Brazil, Italy, the U.S. and the U.K. (see section 5.3.3 below).

4.4  Raw Materials

4.4.1 Electricity The smelting of one tonne of aluminum requires between 13.5 and 18.5 megawatt-hours of electric energy. Alcan produces low-cost electricity at its own hydroelectric generating plants.

In Canada, these plants have an installed generating capacity of approximately 3,600 megawatts, of which about 2,700 megawatts may be considered to be hydraulically available over the long term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned in perpetuity by Alcan except for those relating to the Peribonka River in Quebec. An annual charge is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033 against an annual payment based on sales realizations of aluminum ingot. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties within that province, Alcan pays provincial water rentals at rates which are fixed by the British Columbia provincial government, similar to those paid by BC Hydro, the provincially-owned electric utility.

One-third of Alcan's installed hydroelectric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1968. All these facilities have been upgraded or will be upgraded according to prudent utility practices and are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan agreed to purchase, under a long-term agreement, between one and three billion kilowatt-hours of electrical energy annually from Hydro-Quebec beginning in 2001. On 26 February 2002, the Quebec government announced that Aluminerie Alouette was the successful bidder for a block of 500 megawatts of power to support the proposed expansion of the Sept-Iles smelter.

Any electricity that is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. The smelters in Brazil obtain some of their electricity requirements from owned hydroelectric generating plants and purchase the balance. The smelter in the U.S. purchases electricity under a long-term contract through 2011 as well as a short-term contract. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company. The supply is under contract through 2014 at rates that vary, subject to certain limits, based on metal prices. The Norwegian smelter has a number of contracts for energy supply, the most important of which expire in 2006. The smelter in Switzerland is supplied with power from Lonza Energie AG (the former Algroup energy division) under medium-term contracts.

4.4.2 Anodes Anodes are used and consumed in the smelting process. Alcan produces anodes in a stand-alone facility in the Netherlands ("Aluchemie"). Alcan holds 66% of Aluchemie directly while SOERAL, its 50% joint venture, owns a further 13%. The remainder of the shares is held by Hydro Aluminium A.S.

The main raw materials for anode production are calcined petroleum coke and pitch. Smaller amounts of burned-off anodes from smelters are also added. The production process is subdivided into two steps: mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperature.

Each of the three shareholders of Aluchemie is entitled to a volume of anodes corresponding to their shareholding at prices determined by formula. Alcan's share of anodes produced by Aluchemie is currently used at the ISAL and SOERAL smelters or sold to third-party customers.

4.5  Engineering

Alcan Alesa Engineering AG ("Alesa") provides engineering services and custom-made engineering solutions on a global basis to Alcan subsidiaries as well as to third parties. Alesa subsidiaries maintain engineering offices in Switzerland, Canada and Australia. The main areas of activity are:


- Raw Materials Technologies, including carbon and reduction technology, alumina refining, anode production and smelter technology;


- Materials Handling Technologies, including shiploaders and unloaders, silo systems, airlifts and air gravity conveyors, dense phase conveying systems, flyash handling and special applications; and


- Process Automation, including electrolytic cell control systems and general purpose automation.

The Australian office also provides technical services to the Gove alumina refinery on an ongoing basis.

4.6  Trading

Alcan Trading AG, a wholly owned subsidiary of Alcan, trades on behalf of Alcan's aluminum and packaging subsidiaries. It also engages in limited aluminum and related trading activities for third parties. In 2001, sale volumes for aluminum trading activities for third parties amounted to approximately 430,000 tonnes. Trading services include four main activities: sales of excess raw materials such as alumina and anodes, purchases of metal and other raw materials to cover requirements that exceed internal supplies, managing risk exposures through London Metal Exchange transactions and managing the supply logistics between smelters and fabricating plants. The Company's third party trading functions has a focus on metal and alumina transactions. In 2001, the Company completed the process of integrating this former Algroup function to harmonize it with Alcan's current policies and practices.

5. Aluminum Fabrication

5.1  Products

The conversion of aluminum ingot into semi-fabricated and finished products requires the application of a variety of intermediate processes, known generally as fabricating. Many other producers of primary aluminum are also in the business of supplying those products. In addition, there are many independent fabricators that purchase primary and recycled aluminum from both primary producers and the post-consumer market.

5.1.1 Rolled Products Approximately 80% of Alcan's fabricated aluminum product volume is composed of rolled products. A major portion of this is can stock for beverage containers. Other important end-use markets for aluminum sheet include transportation, the printing industry, building and construction and a variety of durable goods and packaging markets.

5.1.2 Engineered Products Through a number of downstream businesses, Alcan manufactures and sells other fabricated aluminum products such as:

- Wire and Cable Aluminum is cast and rolled into rod, which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring.


- Castings Another method of fabrication is the casting of molten aluminum into components for machinery, automotive products and aircraft.


- Extrusions The extrusion process involves forcing hot metal through a die to create profiled shapes. Examples of end-products using extrusions include windows, doors and automotive components.


- Automotive and other transportation Among the product lines included in this business area are extrusion-based safety systems and other structural automotive components, airfreight containers, suspension parts, forgings, and diecastings.


- Service Centers are located in major European countries. They typically warehouse various forms of aluminium plates, profiles and composite panels and perform value-added services for local customers such as cutting, shaping and machining.

5.2  Sales and Marketing/Customers

In 2001, Alcan shipped 2,281,000 tonnes of rolled products that included 344,000 tonnes of customer-owned metal. Alcan also used 553,000 tonnes in engineered products and packaging. Alcan's fabricated aluminum products business is mainly composed of a number of large, capital-intensive rolling operations as well as some smaller downstream businesses, and represents 53% of Alcan's total sales and operating revenues of $12.6 billion.

Principal markets are beverage can sheet, other packaging, transportation (including automotive), building products, lithographic sheet, electrical and other industrial applications.

Alcan continues to work with General Motors, Ford, Audi, DaimlerChrysler, BMW and other auto-makers in North America and Europe to develop lighter, more efficient vehicles.

5.3  Production and Facilities

Alcan, together with its Subsidiaries, Related Companies and Joint Ventures, carries out fabricating operations in more than 78 plants in 21 countries.

5.3.1 Rolled Products At the end of 2001, Alcan's annual rolled products manufacturing capacity in its principal fabricating markets was as follows:
1,200,000 tonnes in North America; 260,000 tonnes in South America; 1,720,000 tonnes in Europe; and 430,000 tonnes in Asia.

ROLLING CAPACITIES BY REGION -- AS AT 31 DECEMBER 2001
                               (thousands of tonnes)

                                                 EUROPE
                                                 Rogerstone
NORTH AMERICA                                    (United Kingdom)
Saguenay                                         Falkirk
(Quebec)                                         (United Kingdom)
Kingston                                         Norf
(Ontario)                                        (Germany)
Logan                                            Singen
(Kentucky)                                       (Germany)
Oswego                                           Nachterstedt
(New York)                                       (Germany)
Terre Haute                                      Gottingen
(Indiana)                                        (Germany)
Fairmont                                         Sierre
(West Virginia)                                  (Switzerland)
Louisville                                       Bresso
(Kentucky)                                       (Italy)
Warren                                           Pieve Emanuele
(Ohio)                                           (Italy)
                                  ----                                   ----
TOTAL NORTH AMERICA               1200           TOTAL EUROPE            1720

ASIA
Yeongju
(South Korea)                                    SOUTH AMERICA
Ulsan                                            Pindamonhangaba
(South Korea)                                    (Brazil)
Bukit Raja                                       Utinga
(Malaysia)                                       (Brazil)
Rangsit                                                                   ----
(Thailand)                                       TOTAL SOUTH AMERICA       260
                                   ----
TOTAL ASIA                          430

                                                                          ----
GRAND TOTAL                                                               3610
                                                                          ====


5.3.2 Engineered Products

5.3.2.1 Wire and Cable Alcan's main wire and cable businesses are located in Canada (Quebec and Ontario) and the U.S.

5.3.2.2 Extrusions Alcan's Subsidiaries, Related Companies and Joint Ventures produce extruded products in Italy and China and sell these products locally and in other countries for the building, construction, transportation and engineering markets.

The following key facilities produce extruded products primarily for the European market, namely, Singen (Germany), Sierre (Switzerland), St. Florentin (France), Decin (Czech Republic) and Pieve (Italy).

- Singen operates the largest extrusion press in Western Europe. The facility shipped 33,800 tonnes in 2001, principally for end-users in transportation, electromechanical applications and machinery. A sizeable part of its production is further processed internally into automotive components.


- Sierre's production of 28,400 tonnes in 2001 was delivered mainly to the transportation and industrial markets.


- About 80% of the total output of Saint-Florentin (25,700 tonnes in 2001), was delivered to the French market. The operation targets end-users in the building (50%), transportation (30%) and industrial (20%) sectors.


- At the extrusion plant at Decin in the Czech Republic, shipments of about 32,900 tonnes were made in 2001, approximately equally divided between hard alloy and soft alloy extrusions.


-    The Pieve extrusion plant in Italy produced 15,100 tonnes in 2001.

5.3.2.3 Automotive and Other Transportation Among the product lines included in this business area are:

- extrusion-based safety systems and other structural automotive components, airfreight containers, suspension parts and forgings; and

- diecastings produced by Subsidiary Alcan BDW GmbH, and the 66%-owned joint venture activity, Alcan-Tomos d.o.o., in Slovenia.

Safety systems include both bumper beams and side impact bars used as door reinforcement in cars. Structural automotive components include both ready to assemble dashboard support beams as currently installed in both VW and Mercedes A-class cars and spaceframe components developed for the new aluminum intensive Audi A2 car. Alcan is the world's leading producer of airfreight containers used for baggage and cargo transport by all airlines.

Diecastings for automotive application are produced in Germany and Slovenia. Products are typically machined after casting and delivered ready for assembly on automotive production lines. To expand capacity, the Alcan - Tomos Joint Venture was set up in Slovenia to draw on the available competence in diecasting as well as favorable production costs. Large die casting parts are also supplied for the spaceframe components in the Audi A2 or similar cars.

In 2001, revenues from the Auto Systems and Components and Mass Transportation Systems units were $305 million.

5.3.2.4 Composites Composites activities had revenues of $320 million in 2001. The main areas of application are building facade, display and transportation. Products include: aluminum-plastic composites, comprising an outer and inner skin of aluminum sheet surrounding a plastic core; foam plastic materials, covered, if required by specific market requirements, with paper or plastic layers; and fibre-reinforced plastic components, mainly for transportation applications.

The main applications for these products are ventilated facades for which composites have a number of advantages over more traditional materials because of their low weight-to-stiffness ratio, ease of application and design variety. In addition to facade applications, composites are now commonly used in display and transportation markets. Composites are produced in

Switzerland, Germany, China, the U.K. and the U.S.A. An additional composite operation in Brazil is under construction. Alcan also produces fibre-reinforced components in Switzerland for such applications as rail car driver cabs, bus components and rear spoilers for automobiles.

5.3.3  Recycling

Production and Facilities Alcan operates three specialized recycling plants in the U.S.A., with a total annual capacity of 510,000 tonnes, for the recycling of used beverage cans ("UBCs") and process scrap returned from customers. A similar plant in the U.K. operates with a capacity of 77,000 tonnes per year. Alcan also operates a facility in the U.K. for the production of 71,000 tonnes per year of sheet ingot from aluminum scrap.

Alcan has a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil. The Company also operates a secondary aluminum smelter in Borgofranco, Italy, which has a capacity of 70,000 tonnes per year for the production of secondary aluminum from aluminum scrap. This plant serves Alcan's fabricating plants in Germany, Switzerland and Italy, recycles customers' manufacturing scrap and post-consumer aluminum packaging material and recovers aluminum and salt from saline slag, a by-product of aluminum recycling. The Company also operates a facility in Quebec for the recovery of aluminum from the dross that forms on the surface of molten metal. This facility is in the process of being sold.

In the case of UBCs, Alcan has a well-established North American recycling network. In 2001, Alcan's U.S. plants processed more than 22 billion cans, or about 40% of all UBCs recycled in the U.S.A. In the United Kingdom, Alcan has an infrastructure of 20 UBC recycling centers. Alcan plays leading roles in joint industry programs to promote aluminum collection and recycling in many of the countries where it operates.

As a matter of course, Alcan operates facilities in many plants to recycle aluminum scrap generated internally by fabricating activities.

RECYCLING PLANT CAPACITIES -- AS AT 31 DECEMBER 2001

                                                                                          % OF                 ANNUAL
                                                                                       OWNERSHIP             CAPACITY
                   LOCATIONS                                                            BY ALCAN           (THOUSANDS OF
                                                                                                               TONNES)

Foundry alloys and remelt scrap ingot
    Italy.......................................      Borgofranco di Ivrea                 100                    70(1)
                                                      (Piemonte region)
Total foundry alloys                                                                                              70
                                                                                                                 ---
Sheet ingot from UBCs and customer process scrap
    Brazil......................................      Pinda                                100                    37(2)
                                                      (Pindamonhangaba,
                                                      Sao Paulo)
    United Kingdom..............................      Warrington                           100                    77
                                                      (England)
    United States...............................      Berea                                100 )
                                                      (Kentucky)
                                                      Greensboro                           100 )                 510(1)
                                                      (Georgia)
                                                      Oswego                               100 )
                                                      (New York)

Sheet ingot from miscellaneous scrap
    United Kingdom..............................      Warrington                           100                    77
                                                      (England)

Total sheet ingot                                                                                                701
                                                                                                                 ---
Total                                                                                                            771
                                                                                                                 ---

(1)  Reflects the continued optimization of current assets.

(2)  Ultimate annual capacity is 80,000 tonnes.

Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

6. PACKAGING

Following the Combination, Alcan became a leader in the manufacture and sale of individual packages to the producers of consumer goods in North America and Western Europe. Packaging is used to protect and present consumer goods in individual formats; it is also used to collate and transport consumer packages and to protect and transport industrial and agricultural goods. Alcan has 84 packaging plants in 15 countries.

Packaging sales were $2.9 billion in 2001. These sales are concentrated in certain product segments where the Company has built a strong competitive position.

6.1 Food Flexibles and Specialty Packaging

Food flexibles and specialty packaging accounted for sales of $1,999 million in 2001. There are manufacturing sites in North America, Western Europe, Brazil, Turkey and Kazakhstan.

6.1.1 Food Flexibles Principal activities include the printing, coating and laminating of plastic film, aluminum foil and paper into primary packaging materials for food manufacturers. The food flexibles sector is "materials neutral" (i.e. not only aluminum), with a large stake in the conversion of all the major materials required by customers.

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

Sales and Marketing/ Customers The main markets served by the food flexibles business are confectionery, beverages, dairy products, savoury snacks, instant dried products, biscuits and breakfast cereal.

6.1.2  Foil products   Alcan foil is used for household and commercial packaging
applications and for industrial products. Manufacturing sites are located in Germany, Switzerland, the U.K., The Netherlands and Canada. The foil products sector uses cold rolling mills to roll the foil to its required thickness, while retaining shape and surface quality across the whole width of the foil. Other applications involve laminating, coating and printing to convert the foil. Die stamping presses are used to form plain, coated or laminated foil materials into shallow trays for various food markets.

One of the largest applications for plain foil is the liquid beverage carton industry. Beverage carton materials for certain products, such as long-life milk and fruit juices, include a layer of aluminum foil to provide the protection necessary to preserve the product.

Sales and Marketing/Customers Alcan sells plain and converted foil for industrial applications to a diverse customer base, but there are a number of key external customers in each of its principal product lines.

6.1.3 Specialty Packaging The specialty packaging sector's main activity is the manufacture of tobacco packaging at nine sites: three in North America, four in Western Europe, one in Turkey and one in Kazakhstan. The principal products at all of these sites are folding carton blanks. Apart from its tobacco packaging operations, the sector also has facilities in the United Kingdom focused on providing print finishing services and a facility manufacturing steel cans mostly for the food industry.

Sales and Marketing/Customers Cigarette consumption is expected to continue to decline in North America and Western Europe but to continue to increase elsewhere, which may affect overall demand for packaging. The world's cigarette industry has a relatively high concentration with four customer groups accounting for 68% of the total market.

6.2 Pharmaceutical and Cosmetics Packaging

The pharmaceutical and cosmetics packaging sector accounted for net sales of $862 million in 2001, of which pharmaceuticals accounted for the major portion.

Alcan produces and sells a full range of packaging products for pharmaceutical and cosmetic companies. Principal products include: blister lidding, strip packs, pouches, barrier form packs, flexible tube laminate, plastic containers and closures, molded glass bottles, glass tubing vials, drawn glass tubing, folding cartons, glass ampoules, aluminum seals, rubber stoppers and contract packaging services. In addition, Alcan produces and sells products used primarily in life science laboratories including liquid handling devices, cell culture equipment, and specialty glass apparatus. These products are manufactured in facilities in North and South America and Europe.

Sales and Marketing/ Customers The trend towards consolidation on a global basis is prevalent in the pharmaceutical and personal care/cosmetics market. This, coupled with the tendency for industry leaders to rationalise their supply base, creates a premium on understanding and reacting swiftly to the needs of large global industry players.

7. RESEARCH AND DEVELOPMENT

Research and development (R&D) comprises a global system of research laboratories, applied engineering centers and plant technical departments. The research laboratories, responsible for approximately 60% of the total R&D expenses for Alcan, play a major role in innovation through basic and applied research. Two laboratories are located in Canada (at Kingston, Ontario, and Jonquiere, Quebec), one is in the U.K. (Banbury, Oxfordshire) and one is in Switzerland (Neuhausen). Together, they employ about 600 people. In recent years, Alcan's R&D efforts have been refocused on core processes and products. Expenses for Alcan were $135 million in 2001, $81 million in 2000 and $67 million in 1999. In addition, intellectual property management safeguards Alcan's process and product technologies and trademarks. Alcan's operating companies manage applied engineering centers and technical departments located close to key markets and operating divisions. These include the Applied Materials Center located in North America for canning technology, and technical centers in North America and Europe for automotive technologies. These centers are focused on major products and provide technical and product development support to customers, drawing extensively on the resources and scientific disciplines in the research centers.

8. ENVIRONMENT, HEALTH AND SAFETY MATTERS

In 2001, Alcan renewed its commitment to Environment, Health and Safety (EH&S) by producing an updated and integrated EH&S policy and instituting an EH&S Committee of the Board of Directors (replacing the previous Environment Committee).

Key features of the new EH&S policy are the integration of environment with health and safety, the ongoing focus on continual improvement and positioning of EH&S as an opportunity to increase value for our stakeholders. Alcan is committed to making the most of the inherent environmental value of aluminum and other materials in every stage of its products' lifecycles.

Alcan believes that its existing and planned EH&S measures allow it to exceed statutory and regulatory demands, while improving its competitive position and efficiency. Alcan's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $65 million in 2001. Similar expenditures for 2002 and 2003 are projected to be $85 million and $110 million, respectively. In addition, expenditures charged against income for environmental protection were $335 million in 2001, including the increase of $246 million in the Company's environmental reserves for the spent potlining treatment and the red mud disposal site remediation. These reserves are expected to be spent over a period of several years. Expenditures charged against income for environmental protection are expected to be $120 million in 2002 and $110 million in 2003.

9. PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations. For an overview of Alcan's plants, see Annual Report page 9.

10. EMPLOYEE RELATIONS

At 31 December 2001, Alcan employees were located as follows: approximately 21,400 in North America, 23,100 in Europe, 2,900 in South America, 4,400 in Asia, Pacific and other areas. A majority of the hourly-paid employees are represented by labour unions. In many European locations, union contracts are of relatively short duration (e.g., one year) and are negotiated on a national basis between representatives of the relevant industries and the national unions.

There are 26 collective labour agreements in effect in Canada, the majority of which expire in 2003 or later. In January 2002, labour agreements for unionized employees at Alcan facilities in Quebec were extended three years, ending in 2006.

11. PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in Canada, the U.S.A. and other countries which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their normal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

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

Alcan's patents, licenses and trademarks constitute valuable assets; however, the Company does not regard any single patent, license or trademark as being material to its sales and operations viewed as a whole. The Company has no material licenses or trademarks the duration of which cannot, in the judgment of management, be extended or renewed as necessary.

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

The Investment Canada Act (the "Act") provides that the acquisition of control of a Canadian business, such as Alcan's Canadian business, by a "non-Canadian" (as defined in the Act) may be subject to review under the Act and, if so, may not be implemented unless the Minister of Industry determines that the proposed acquisition is, or is likely to be, of net benefit to Canada. The acquisition by a non-Canadian of a majority of the voting shares of a Canadian company is deemed to constitute the acquisition of control of that company. In addition, the acquisition by a non-Canadian of more than one-third but less than the majority of the voting shares of a Canadian company is presumed to constitute an acquisition of control, unless it can be established that on the acquisition the corporation is not controlled in fact by the non-Canadian.

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

In a lawsuit brought in July 1987 relating to the Pollution Abatement Services site in Oswego, New York ("PAS"), the Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the response costs at the site. Furthermore, the case was consolidated with another case, instituted in October 1991, in which the EPA sued Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding Alcancorp jointly and severally liable. The amount of the judgment plus interest is $13.5 million as of December 2000. The case is being appealed and the briefing was completed in November 2001. Alcancorp has also been sued by other PRPs at PAS seeking contribution for costs incurred in cleaning up the PAS site which are being contested.

Alcancorp is a party in a 1989 EPA lawsuit before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site. In May 1991, the Court granted summary judgment against Alcancorp in the amount of $473,790 for alleged disposal of hazardous waste. After unsuccessful appeals, Alcancorp paid $652,371, representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment, representing additional enforcement costs incurred after the date of the initial judgment in a separate lawsuit. The EPA has filed a new action for additional sums for further remedial activities at the Butler Tunnel site.

In February 1996, the Company's U.K. Subsidiary British Alcan Aluminium plc ("British Alcan") sold its investments in Luxfer USA Limited, located in the U.S.A. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceedings:

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

Under the terms of sale of its metal goods division, Alcancorp retains liability for defending, as a third party defendant, a suit initiated in December 1995 by the State of New Jersey alleging that a disposal company used by the division disposed of hazardous material in a landfill. Including Alcancorp, there are 277 third-party defendants in this action. Third party discovery was to have been completed in November 2001. Various discovery issues remain outstanding and a hearing has been set for January 2002.

Wheaton USA Inc. ("Wheaton"), a subsidiary of Alcan, owns a former site used for the manufacture of lead crystal glassware. Three local residents filed suit alleging contamination of wells and exposure to hazardous materials. The New Jersey Department of Environmental Protection ("NJDEP") investigated the manufacturing facilities in the area and has identified another company to be principally responsible. A motion for a class action was before the court. The case has been settled with Wheaton's insurance carrier disbursing an amount of $125,000 and another carrier paying an amount of $62,500.

In connection with its Flat River plant in Missouri, Wheaton has been charged with an alleged air emission violation and a permit violation. Negotiations with the Missouri Department of Natural Resources have resulted in a verbal agreement as of December 2001 of $75,000.

INVESTIGATIONS

In certain government investigations of contamination by alleged hazardous wastes at sites in Kentucky, New York, Pennsylvania, Ohio, New Jersey, and Massachusetts (on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies), Alcancorp has contested its liability. The EPA has responded that it may file lawsuits against Alcancorp regarding this alleged contamination. Alcancorp was advised by various authorities that additional sites are undergoing similar investigation and that it may be liable to contribute to the cost of the investigations and any possible remedial action for such sites. There can be no assurance that Alcancorp will not incur material clean-up costs as a result of these investigations.

At a plant site in Indiana, testing has revealed traces of trichloroethylene ("TCE") in the groundwater. Alcancorp investigated the matter with a third party believed to be responsible for the contamination and a voluntary remediation plan was filed with the State of Indiana. The third party refused to pay and Alcancorp filed a lawsuit for indemnification and liability. A settlement in that case has been completed pursuant to which Alcancorp will transfer ownership and full responsibility for the operation and maintenance of a landfill site at its Sebree, Kentucky plant to the third party and Alcancorp will remediate the TCE at the Indiana facility.

An industrial neighbour of Wheaton's coated product plant in Mays Landing, New Jersey, has claimed that in the 1970's Wheaton disposed of hazardous waste that was leaching onto its land. The NJDEP investigated and Wheaton was required to perform remediation and monitoring at the site. The soil remediation has been completed and Wheaton USA and its insurance carrier have each paid an amount of $170,000.

In 1997, Wheaton began building new furnaces at its Millville, New Jersey glass plant that may not be in compliance with applicable air emission regulations. The NJDEP is involved. Wheaton is making modifications to the furnaces. There were no further developments in 2001.

Lawson Mardon USA Inc, a subsidiary of Alcan, is undertaking a site investigation and clean-up of the land at its Clifton plant, in compliance with a NJDEP permit.

REVIEWS AND REMEDIAL ACTIONS

The Company has established procedures for reviewing environmental investigations and any possible remedial action on a regular basis. Although the Company cannot estimate the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations or materially affect its financial condition.

OTHER MATTERS

There are no proceedings which, according to management's belief, could have a material effect on the Company's financial position or results of operation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2001.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report. See section titled "Common Shares" on page 74.

The number of holders of record of Shares on 28 February 2002 was approximately 18,000.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 59, note 18 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section titled "Competition and Government Regulations" on page 20 of this report.)

Dividends paid on Shares held by non-residents of Canada will generally be subject to Canadian withholding tax which is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the U.S.A., the treaty-reduced rate is currently 15%.

ITEM 6 SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
              (in millions of Dollars except for per Share amounts)

                                                                   YEARS ENDED 31 DECEMBER
                                                -------------------------------------------------------------
                                                 2001       2000          1999           1998           1997
                                                ------     ------       -------        -------         ------


Sales and operating revenues                    12,626      9,148         7,324          7,789          7,777
Net income from continuing  operations
   before extraordinary item (Canadian
   GAAP)                                             5        618           460            399            468
Net income (loss) from continuing
   operations before extraordinary item
   (U.S. GAAP)                                     (54)       606           455            417            504
Net income (Canadian GAAP)                           5        618           460            399            485
Net income (loss) (U.S. GAAP)                      (54)       606           455            417            521
Total assets                                    17,479     18,407         9,849          9,901          9,374
Long-term debt (including current portion)       3,536      3,528         1,322          1,703          1,277
Net income (loss) per share from
   continuing operations before
   extraordinary item (Canadian GAAP) 1          (0.01)      2.45          2.06           1.71           2.02
Net income (loss) per share from
   continuing operations before
   extraordinary item (U.S. GAAP) 1              (0.19)      2.40          2.04           1.79           2.18
Net income (loss) per share (Canadian
   GAAP) 1                                       (0.01)      2.45          2.06           1.71           2.09
Net income (loss) per share (U.S. GAAP) 1        (0.19)      2.40          2.04           1.79           2.25
Cash dividends per share                          0.60       0.60          0.60           0.60           0.60

1  Basic and diluted

Commencing 1998, the Company retroactively adopted, without restating prior years, the recommendations of the Canadian Institute of Chartered Accountants ("CICA") concerning accounting for income taxes.

Commencing 1998, the Company retroactively adopted the recommendations of the CICA concerning segment disclosures.

Commencing 2001, the Company retroactively adopted the recommendations of the CICA concerning earnings per share.

See Annual Report, pages 48 to 50, note 6 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required is incorporated by reference to the Annual Report, pages 20 through 39, the section titled "Management's Discussion and Analysis".

References to "EVA" on page 24 of the Annual Report refer to Economic Value Added, a registered trademark of Stern Stewart & Co. and viewed by the Company as a key measure of its financial performance. EVA represents the difference between the return on capital and the cost of using that capital over the same period. Return on capital for this purpose means reported income before interest, taxes and minority interest, adjusted for such amounts as non-recurring items and goodwill amortization, to which a tax charge, based on a 25% tax rate, is applied. Return on capital for 2001 is $961 million, from which a cost of capital charge of $1,429 million is taken to obtain an EVA, including purchase accounting adjustments, of ($468 million). In 2001, the cost of capital for purposes of EVA was calculated by applying a rate of 9.5% to the average EVA capital for the period from December 2000 to November 2001, compared to a rate 9.5% for 2000 and 11% for 1999.

The non-recurring charges of $533 million on page 34 of the Annual Report are detailed in the first paragraph of footnote 1 of the Quarterly Financial Data on page 69 of the Annual Report.

As the Company follows Canadian GAAP, reference should be made to note 6 to the Consolidated Financial Statements on pages 48 to 50 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP. Beginning in 2001, the Company adopted for supplementary U.S. GAAP reporting purposes only, Financial Accounting Standards Boards Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at market.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company has estimated the impact on 2001 net income of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 2001.

INTEREST RATES


The net income impact of a 10% movement in interest rates on the Company's variable rate debt outstanding at 31 December 2001 net of its invested surplus cash and time deposits at 31 December 2001 is immaterial.

FOREIGN CURRENCY EXCHANGE RATES


The effect of an adverse movement of 10% in foreign currency exchange rates on the Company's financial instruments (principally forward and option contracts) outstanding at 31 December 2001 would be to reduce 2002 net income by approximately $10 million.

Because all of the Company's foreign currency forward positions are taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, any negative impact of currency movements on the forward exchange contracts would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.

DERIVATIVE COMMODITY CONTRACTS


The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 December 2001 would be to reduce 2002 net income by approximately $49 million, of which $4 million relates to the net cost of option premiums and $45 million to forward contracts (principally forward purchase contracts). These results reflect a 10% reduction from the 2001 year-end, three-month LME aluminum closing price of $1,355 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2001.

Consequently, virtually all of the Company's aluminum forward contract positions are taken out to hedge those future purchases of metal which are required for firm sales commitments to fabricated products customers. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the purchases being hedged.

Transactions in financial instruments for which there is no underlying exposure to the Company are prohibited, except for a small trading portfolio not exceeding 10,000 tonnes, which is marked to market. In addition, see Annual Report, pages 38 and 39.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements on pages 41 through 68 and the "Auditors' Report" on page 40 and the section titled "Quarterly Financial Data" on page 68.

The location of Financial Statements and other material required under this Item is found under Item 14 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

                                    PART III

INFORMATION IN THIS PART IS BASED ON INFORMATION CONTAINED IN THE COMPANY'S MANAGEMENT PROXY CIRCULAR DATED 28 FEBRUARY 2002.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

The information required is incorporated by reference to the Management Proxy Circular, pages 7 and 8.

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until he or she ceases to hold office as such.

(b) IDENTIFICATION OF EXECUTIVE OFFICERS


As at 1 January 2002, the required particulars with respect to the Officers of the Issuer are as follows:


-------------------------------------------------------------------------------------------------------
NAME AND MUNICIPALITY OF RESIDENCE                           POSITION                            AGE
-------------------------------------------------------------------------------------------------------

TRAVIS ENGEN                            President and Chief Executive Officer                    57
New Canaan, Connecticut                 Office of the President
-------------------------------------------------------------------------------------------------------
RICHARD B. EVANS                        Executive Vice President                                 54
Montreal, Quebec                        Office of the President
-------------------------------------------------------------------------------------------------------
BRIAN W. STURGELL *                     Executive Vice President,                                52
Montreal, Quebec                        Office of the President
-------------------------------------------------------------------------------------------------------
GEOFFERY E. MERSZEI                     Executive Vice President and                             50
Montreal, Quebec                        Chief Financial Officer
-------------------------------------------------------------------------------------------------------
EMERY P. LeBLANC **                     Executive Vice President,                                60
Westmount, Quebec                       President, Primary Metal
-------------------------------------------------------------------------------------------------------
CYNTHIA CARROLL                         Senior Vice President                                    45
Westmount, Quebec                       President, Primary Metal
-------------------------------------------------------------------------------------------------------
MICHAEL HANLEY                          Senior Vice President                                    36
Montreal, Quebec                        President, Bauxite, Alumina and Specialty Chemicals
-------------------------------------------------------------------------------------------------------
KURT WOLFENSBERGER                        Executive Vice President                                 61
Winterthur, Switzerland                 President, Engineered Products,
-------------------------------------------------------------------------------------------------------
CHRISTOPHER BARK-JONES                  Senior Vice President,                                   55
Zurich, Switzerland                     President, Rolled Products, Europe
-------------------------------------------------------------------------------------------------------
ARMIN WEINHOLD                          Senior Vice President                                    52
Zurich, Switzerland                     President, Alcan Packaging
-------------------------------------------------------------------------------------------------------
ROBERT L. BALL                          Executive Vice President                                 55
Zurich, Switzerland                     Value-Added Business and Manufacturing Systems
-------------------------------------------------------------------------------------------------------
DANIEL GAGNIER                          Senior Vice President                                    55
Beaconsfield, Quebec                    Corporate and External Affairs
-------------------------------------------------------------------------------------------------------
DAVID MCAUSLAND                         Senior Vice President, Mergers and Acquisitions and      47
Beaconsfield, Quebec                    Chief Legal Officer
-------------------------------------------------------------------------------------------------------
GASTON OUELLET                          Senior Vice President, Human Resources                   59
Montreal, Quebec
-------------------------------------------------------------------------------------------------------
GLENN R. LUCAS                          Vice President, Treasurer                                48
Westmount, Quebec
-------------------------------------------------------------------------------------------------------
RICHARD GENEST                          Vice President, Controller                               48
Montreal, Quebec
-------------------------------------------------------------------------------------------------------
MICHEL JACQUES                          Vice President, Strategic Management Support             50
Outremont, Quebec
-------------------------------------------------------------------------------------------------------
ROY MILLINGTON                          Corporate Secretary                                      42
Westmount, Quebec
-------------------------------------------------------------------------------------------------------

*  Also interim President, Rolled Products Americas and Asia
** Mr. LeBlanc retires on 31 March 2002.


All of the Officers of the Company have held their present positions or other executive positions with the Company or its Subsidiaries during the past five years, except as hereinafter described:

-- prior to joining the Company on 12 March 2001, Mr. Engen was chairman and chief executive of ITT Industries, Inc.;

- prior to joining the Company in January 1997, Mr. Evans held senior management positions with the Kaiser Aluminum organization;

- prior to joining the Company in September 2001, Mr. Merszei was vice president and treasurer of The Dow Chemical Company;

- prior to joining the Company in June 1998, Mr. Hanley was vice president and chief financial officer of Gaz Metropolitain Inc.;

- prior to joining the Company in April 1998, Mr. Genest was vice-president and controller of Societe Financiere Desjardins -- Laurentienne; and

- prior to joining the Company in June 1999, Mr. McAusland was managing partner at the law firm of Byers Casgrain and was president of the Montreal Board of Trade.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Management Proxy Circular, pages 15 to 20, the section titled "Executive Officers' Remuneration".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference to the Management Proxy Circular, pages 7 and 8, the section titled "Nominees for Election as Directors".

Directors and Executive Officers as a group beneficially own 226,849 Shares (including Shares over which control or direction is exercised). This represents 0.071% of Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Management Proxy Circular) to purchase 2,102,001 Shares.

In the case of each of the Directors and Named Executive Officers of Alcan, the percentage of Shares held amounts to less than 0.059% of the outstanding Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Management Proxy Circular, pages 21 and 22, the section titled "Indebtedness of Directors and Executive Officers".

The interest rate is currently nil on all outstanding option loans.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  FINANCIAL STATEMENTS

          The information required is incorporated by reference to the Annual Report, pages 41 to 69 and the Auditors' Report on page 40 thereof.

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

               3.1.1 Certificate of Amendment dated 1 March 2001. (Incorporated by reference to exhibit 3.1.1 to the Annual Report on Form 10-K of the Company for 2000.)

               3.2 By-law No. 1A. (Incorporated by reference to exhibit 3.5 to the Annual Report on Form 10-K of the Company for 1987.)

          (4)  Instruments defining the rights of security holders:

               4.1 No long-term debt instrument is required to be filed herewith, and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

               4.2 Form of certificate for the Registrant's Common Shares (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)

               4.3 Shareholder Rights Agreement as amended and restated on 22 April 1999 between Alcan and the R-M Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Company's Report on Form 8-K filed on 26 April 1999.)

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

               10.1.4 Amendments dated 31 December 1994, Schedule 95-1, 1 January 1996 Schedule 95-2, 1 January 1992, Schedule 95-3 and 1 January 1995, Schedule 95-4. (Incorporated by reference to exhibit 10.1.4 to the Annual Report on Form 10-K of the Company for 1995.)

               10.1.5 Amendments dated 1 July 1996, Schedule 96-1, 1 November 1996, Schedule 96-2, 1 January 1992 for paragraphs 1, 2 and 3 of Schedule 96-3 and 1 January 1996 for paragraph 4 of Schedule 96-3. (Incorporated by reference to exhibit
                       10.1.5 to the Annual Report on Form 10-K of the Company for 1996.)

               10.1.6 Amendments dated 1 January 1998, Schedule 97-1, 30 March 1998, Schedule 98-1 and 1 November 1998, Schedule 98-2. (Incorporated by reference to exhibit 10.1.6 to the Annual Report on Form 10-K of the Company for 1998.)

               10.1.7 Amendments dated 1 May 1999, Schedule 99-1, 1 October 1999, Schedule 99-2, 1 January 2000 and 1 July 2000,
                       Schedule 00-1, 1 October 2000, Schedule 00-2 and 31 December 2000, Schedule 00-3. (Incorporated by reference to exhibit 10.1.7 to the Annual report on Form 10-K of the Company for 2000.)

               10.1.8 Amendments dated 1 July 2001, Schedule 01-1 and 1 October 2001, Schedule 01-2. (Filed herewith)

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

               10.8.2 Amendments dated 23 September 1993. (Incorporated by reference to exhibit 10.8.2 to the Annual Report on Form 10-K of the Company for 1994.)

               10.8.3 Amendments dated 1 November 1998, Schedule 98-1. (Incorporated by reference to exhibit 10.8.3 to the Annual Report on Form 10-K of the Company for 1998.)

               10.8.4 Amendments dated 1 May 1999, Schedule 99-1 and 1 January 2000, Schedule 00-1. (Incorporated by reference to exhibit 10.8.4 to the Annual Report on Form 10-K of the Company for 2000.)

               10.9 Alcan Retirement Compensation Plan for Non-Executive Directors dated 27 April 1995. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for 1995.)

               10.10 Amendment dated 1 January 1997. (Incorporated by reference to exhibit 10.10.1 to the Annual Report on Form 10-K of the Company for 1996.)

               10.11 Alcan Deferred Share Unit Plan for Non-Executive Directors dated 1 January 1997. (Incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K of the Company for 1996.)

               10.12 B.C./Alcan 1997 Agreement. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

               10.13 Change of Control Agreement dated 23 July 1999 with Jacques Bougie. Substantially similar agreements have been entered into with B.W. Sturgell, R.B. Evans, E.P. LeBlanc, and Robert L. Ball. (Incorporated by reference to exhibit 10.15 to the Annual Report on Form 10-K of the Company for 1999.)

               10.14 Employment Agreement dated 23 February 2001 with Travis Engen. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 2000.)

               10.15 Financial Arrangements dated 16 February 2001 with Jacques Bougie. (Incorporated by reference to exhibit
                       10.14 to the Annual Report on Form 10-K of the Company for 2000.)

               10.16 Alcan Inc. Stock Price Appreciation Plan dated 27 September 2001. (Incorporated by reference to exhibit
                       99.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

               10.17 Alcan Inc. 2001 Deferred Share Unit Plan for Non-Executive Directors dated 1 April 2001 (Incorporated by reference to exhibit 99.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

               10.18   Employment Agreement dated 31 December 2001 with Richard
                       B. Evans. (Filed herewith.)

               10.19 Employment Agreement dated 31 December 2001 with Brian W. Sturgell. (Filed herewith.)

               10.20 Total Shareholder Return Performance Plan as of 1 January 2002. (Filed herewith.)

        (13)   Annual Report. (Filed herewith.)

        (21) Subsidiaries and Related Companies of the Company. (Filed herewith.)

        (23)   Consent of Independent Accountants is on page 37.

        (24)   Powers of Attorney. (Filed herewith.)

                24.1       Power of attorney of W. Blundell

                24.2       Power of attorney of J.R. Evans

                24.3       Power of attorney of W. Kerth

                24.4       Power of attorney of B.M. Levitt

                24.5       Power of attorney of J.E. Newall

                24.6       Power of attorney of G. Saint-Pierre

                24.7       Power of attorney of G. Schulmeyer

                24.8       Power of attorney of P.M. Tellier

        (99.1) Cautionary statement for purposes of the "Safe Harbour" provisions of the Private Securities Litigation Reform Act of 1995. (Incorporated by reference to exhibit 99 to the Annual Report on Form 10-K of the Company for 1997.)

        (99.2) Management Proxy Circular. (Filed herewith.)

(b) REPORTS ON FORM 8-K

No reports were filed under this item during the quarter ended 31 December 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCAN INC.


25 March 2002                           By : *
                                        ------------------------------------
                                        John R. Evans, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 25 March 2002.


/s/ Travis Engen
-----------------------------------
Travis Engen,  Director, President
and Chief Executive Officer
(Principal Executive Officer)


*
-----------------------------------
W.R.C. Blundell, Director


-----------------------------------
Clarence J. Chandran, Director


-----------------------------------
Martin Ebner, Director


*
-----------------------------------
John R. Evans, Chairman of the Board


*
-----------------------------------
Willi Kerth, Director

*
-----------------------------------
Brian M. Levitt, Director


*
-----------------------------------
J. E. Newall, Director


*
-----------------------------------
Guy Saint-Pierre, Director


*
-----------------------------------
Gerhard Schulmeyer, Director


*
-----------------------------------
Paul M. Tellier, Director


/s/ Geoffery E. Merszei
-----------------------------------
Geoffery E. Merszei,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


/s/ Richard Genest
-----------------------------------
Richard Genest, Vice-President and
Controller
(Principal Accounting Officer)




* By: Roy Millington as Attorney-in-fact

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Directors of Alcan Inc.:

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716, 33-61790 and 333-89711) and on Form S-3 (Nos. 2-78568, 2-78713,
33-82754, 333-76535 and 333-83336) of Alcan Inc. of our report, dated 8 February 2002 appearing on page 40 of the 2001 Annual Report to Shareholders. Our report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the reference to us under the caption "Experts" in such Prospectuses.

Montreal, Canada
25 March 2002


                                                  /s/
                                                  ------------------------------
                                                  PricewaterhouseCoopers LLP