Form 10-Q
period 2002-03-31
ALCAN INC
filed 2002-05-15
CIK 4285

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        Commission file number 1-3677



                                  ALCAN INC.
            (Exact name of registrant as specified in its charter)


               CANADA                              Inapplicable
  (State or Other Jurisdiction of       (I.R.S. EmployerIdentification No.)
  Incorporation or Organization)


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

Yes [X]       No [ ]

At March 31, 2002, the registrant had 321,104,209 shares of common stock (without nominal or par value) outstanding.


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

ITEM 1. FINANCIAL STATEMENTS

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)

THREE MONTHS ENDED MARCH 31
(in millions of US$, except per share amounts)       2002           2001
                                                    ------         ------
                                                             (Restated - note 2)

SALES AND OPERATING REVENUES                        $2,937         $3,270

COSTS AND EXPENSES
   Cost of sales and operating expenses              2,331          2,577
   Depreciation and amortization                       205            196
   Selling, administrative and general expenses        139            133
   Research and development expenses                    28             33
   Interest (note 11)                                   50             55
   Restructuring, impairment and other special
     charges (note 5)                                   14             --
   Other (income) expenses - net (notes 2 and 9)         7             68
                                                    ------         ------
                                                     2,774          3,062
                                                    ------         ------
Income before income taxes and other items             163            208
Income taxes (note 7)                                   78             58
                                                    ------         ------
Income before other items                               85            150
Equity income                                            1              2
Minority interests                                      --              1
                                                    ------         ------
NET INCOME BEFORE AMORTIZATION OF GOODWILL          $   86         $  153
Amortization of goodwill (note 2)                       --             18
                                                    ------         ------
NET INCOME                                          $   86         $  135
Dividends on preference shares                           1              2
                                                    ------         ------
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS      $   85         $  133
                                                    ------         ------

NET INCOME PER COMMON SHARE BEFORE
 AMORTIZATION OF GOODWILL - BASIC                   $ 0.26         $ 0.48
Amortization of goodwill per common share               --           0.06
                                                    ------         ------
NET INCOME PER COMMON SHARE - BASIC (NOTE 3)        $ 0.26         $ 0.42
                                                    ------         ------
NET INCOME PER COMMON SHARE - DILUTED (NOTE 3)      $ 0.26         $ 0.41
                                                    ------         ------
DIVIDENDS PER COMMON SHARE                          $ 0.15         $ 0.15
                                                    ------         ------

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)




THREE MONTHS ENDED MARCH 31 (in millions of US$)               2002              2001
                                                              ------            ------

RETAINED EARNINGS - BEGINNING OF PERIOD
   As previously reported                                     $4,095            $4,290
   Accounting change (note 2)                                    (21)              (18)
                                                              ------            ------
   As restated                                                 4,074             4,272
Net income                                                        86               135
Dividends - Common                                               (48)              (48)
          - Preference                                            (1)               (2)
                                                              ------            ------
RETAINED EARNINGS - END OF PERIOD                             $4,111            $4,357
                                                              ======            ======




The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2002)

(in millions of US$)                                   MARCH 31, 2002      December 31, 2001
--------------------                                   --------------      -----------------
                                                                          (Restated - note 2)

ASSETS
------

CURRENT ASSETS
   Cash and time deposits                                 $    96              $   119
   Trade  receivables (net of allowances of $54 in
     2002 and $52 in 2001)                                  1,301                1,216
   Other receivables                                          435                  532

   Inventories - Aluminum operating segments
                - Aluminum                                    870                  875
                - Raw materials                               377                  413
                - Other supplies                              271                  269
                                                          -------              -------
                                                            1,518                1,557
                - Packaging operating segment                 393                  393
                                                          -------              -------
                                                            1,911                1,950
                                                          -------              -------
TOTAL CURRENT ASSETS                                        3,743                3,817
                                                          -------              -------
Deferred charges and other assets                             744                  716

Property, plant and equipment
   Cost (excluding Construction work in progress)          16,189               16,225
   Construction work in progress                              611                  613
   Accumulated depreciation                                (7,228)              (7,136)
                                                          -------              -------
                                                            9,572                9,702
                                                          -------              -------

Intangible assets, net of accumulated amortization
   of $33 in 2002 and $27 in 2001                             293                  298
Goodwill                                                    2,930                2,925
                                                          -------              -------
TOTAL ASSETS                                              $17,282              $17,458
                                                          =======              =======

The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

(unaudited for 2002)

(in millions of US$, except per share amounts)         MARCH 31, 2002      December 31, 2001
----------------------------------------------         --------------      -----------------
                                                                          (Restated - note 2)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Payables and accrued liabilities                       $ 2,229            $ 2,328
   Short-term borrowings                                      410                555
   Debt maturing within one year (note 9)                     516                652
                                                          -------            -------
                                                            3,155              3,535
                                                          -------            -------

Debt not maturing within one year (note 9)                  3,005              2,884
Deferred credits and other liabilities                      1,161              1,131
Deferred income taxes                                       1,004              1,006
Minority interests                                            129                132

SHAREHOLDERS' EQUITY
   Redeemable non-retractable preference shares               160                160
   Common shareholders' equity
     Common shares                                          4,693              4,687
     Retained earnings                                      4,111              4,074
     Deferred translation adjustments                        (136)              (151)
                                                          -------            -------
                                                            8,668              8,610
                                                          -------            -------
                                                            8,828              8,770
                                                          -------            -------
Commitments and contingencies (note 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $17,282            $17,458
                                                          =======            =======


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

THREE MONTHS ENDED MARCH 31
(in millions of US$)                                     2002           2001
                                                        ------         ------
                                                                 (Restated - note 2)
OPERATING ACTIVITIES
  Net income                                           $   86          $  135
  Adjustments to determine cash from
   operating activities:

    Depreciation and amortization                         205             196
    Amortization of goodwill                               --              18
    Deferred income taxes                                   3             (27)
    Asset impairment provisions                            --              90
    Equity income - net of dividends                       (1)             (2)
    Change in operating working capital
     Change in receivables                                  6             (53)
     Change in inventories                                 32             (90)
     Change in payables                                   (92)              5
                                                         ----            ----
                                                          (54)           (138)

     Change in deferred charges, other assets,
      deferred credits and other liabilities - net         24            (111)
     Other - net                                           (5)             (5)
                                                         ----            ----
CASH FROM OPERATING ACTIVITIES                           $258            $156
                                                         ====            ====


The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

(unaudited)

THREE MONTHS ENDED MARCH 31
(in millions of US$)                              2002       2001
---------------------------                     -------    -------

FINANCING ACTIVITIES

  Net debt                                      $   131    $ 1,235
  Debt repayments                                  (171)      (990)
                                                -------    -------
                                                    (40)       245

  Short-term borrowings - net                      (127)       251

  Common shares issued                                6         13
  Dividends - Alcan shareholders
              (including preference)                (49)       (50)
            - Minority interests                     (1)        --
                                                -------    -------
CASH FROM (USED FOR) FINANCING ACTIVITIES          (211)       459
                                                -------    -------
INVESTMENT ACTIVITIES

  Property, plant and equipment                    (107)      (244)

  Business acquisitions                              --       (379)
  Net proceeds from disposal of businesses,
   investments and other assets                      36         --
                                                -------    -------

CASH USED FOR INVESTMENT ACTIVITIES                 (71)      (623)
                                                -------    -------
  Effect of exchange rate changes on cash and
   time deposits                                      1         (8)
                                                -------    -------
DECREASE IN CASH AND TIME DEPOSITS                  (23)       (16)

Cash and time deposits - beginning of period        119        261
                                                -------    -------
Cash and time deposits - end of period          $    96    $   245
                                                =======    =======



The accompanying notes are an integral part of the interim financial statements.

                                   ALCAN INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)
                 (in millions of US$, except per share amounts)

1. ACCOUNTING POLICIES

   The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in our annual financial statements, except for the accounting changes described in note 2. The interim financial statements do not include all of the financial statement disclosures included in its annual financial statements prepared in accordance with Canadian generally accepted accounting principles (GAAP) and therefore should be read in conjunction with the most recent annual financial statements.

--------------------------------------------------------------------------------

2. ACCOUNTING CHANGES

   Goodwill and Other Intangible Assets

   On January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants (CICA) concerning goodwill and other intangible assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are to be tested for impairment on an annual basis.

   The Company is conducting a review to determine whether, at January 1, 2002, there is impairment in the remaining unamortized goodwill balance and the review is expected to be completed in the second quarter of 2002. Any impairment identified will be charged to opening retained earnings in 2002. Any further impairment arising subsequent to January 1, 2002, will be taken as a charge against income. As a result of the new standard, the Company no longer amortizes goodwill. In the first quarter of 2001, the amount of goodwill amortization was $18.

   Business Combinations

   As of January 1, 2002, the Company has adopted the new recommendations of the CICA for business combinations. All business combinations are now required to be accounted for under the purchase method.

   Deferred Foreign Exchange Translation Gains and Losses

   As of January 1, 2002, the Company no longer amortizes the exchange gains and losses arising on the translation of long-term foreign currency denominated monetary assets and liabilities that have a fixed or ascertainable life extending beyond the end of the following fiscal year. These exchange gains and losses are now absorbed in income immediately.

   This standard has been applied retroactively and consequently, prior years' financial statements have been restated. At December 31, 2001, Retained earnings have been decreased by $21 (2000: $18) and Deferred charges and other assets were reduced by $21 (2000: $18). In the first quarter of 2002, an exchange loss of $2 (2001: $2), on the translation of long-term foreign currency denominated assets and liabilities, has been included in Other (income) expenses - net. The transfer of an unamortized exchange loss of $21 (2000: $18) to Retained earnings from Deferred charges and other assets pertains to the long-term foreign currency denominated assets and liabilities that existed at each year-end.

   Stock-based Compensation

   On January 1,2002, the Company adopted the new recommendations of the CICA relating to the measurement of stock options and other stock-based compensation. This standard applies to awards granted after January 1, 2002 and is applied prospectively. Also, this standard encourages but does not require that the fair value method be used for transactions with employees. The method used by the Company is consistent with these new requirements; therefore, the Company is continuing to account for stock options granted to employees in the same manner as previously done. The Company will continue to provide the required disclosures in connection with the fair value method in its annual financial statements. Stock compensation arrangements that can be settled in cash result in the recognition of compensation expense. If the Company had elected to recognize compensation expense for the options using the fair value method prescribed by this accounting standard, there would have been no impact on net income and net income per common share (basic and diluted) for the quarter ended March 31, 2002.

   Hedging Relationships

   Beginning in 2003, the Company will adopt the new CICA accounting guideline, which establishes certain conditions for when hedge accounting may be applied. The Company is studying the new guideline but has not yet determined its impact.


3. NET INCOME PER COMMON SHARE

   Net income per common share is based on the average number of shares outstanding during the period (first quarter 2002 : 321.0 million; 2001 :
   318.2 million). As at March 31, 2002, there were 321,104,209 (2001 :
   318,451,344) common shares outstanding. The following table outlines the calculation of basic and diluted net income per common share.

                                                             First Quarter
                                                           ----------------
                                                           2002       2001
                                                           -----      -----
   Numerator for basic and diluted net income per
     Common share:

     Net income attributable to common
      Shareholders (restated for 2001)                     $  85      $ 133
                                                           =====      =====

   Denominator:
     Denominator for basic net income per
       common share - weighted average of
       outstanding shares (in millions)                      321        318

     Effect of dilutive stock options (in millions)            2          2
                                                           -----      -----

   Denominator for diluted net income per
     Common share - adjusted weighted average
     of outstanding shares (in millions)                     323        320
                                                           =====      =====
   Net income per common share - basic                     $0.26      $0.42
                                                           =====      =====
   Net income per common share - diluted                   $0.26      $0.41
                                                           =====      =====


4. RECONCILIATION OF CANADIAN AND U.S. GAAP

   Differences relate to accounting for foreign currency translation, derivatives, post-retirement benefits and "available for sale" securities.

   In 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at market. However, the Company has elected not to adopt the FASB's optional hedge accounting provisions. Accordingly, for U.S. GAAP reporting purposes only, unrealized gains and losses resulting from the valuation of derivatives at market value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. In its primary Canadian GAAP financial statements, the Company continues to recognize the gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged. Upon initial adoption of the FASB standards in the first quarter of 2001, the cumulative effect of the accounting change resulted in a decrease in net income of $12.

   On January 1, 2002, the Company adopted FASB Statement 141, "Business Combinations", and FASB Statement 142, "Goodwill and Other Intangible Assets". Both statements are the same as recently issued Canadian accounting standards except that any goodwill impairment identified as at January 1, 2002 will be charged to income as a cumulative effect of accounting change. See note 2, Accounting Changes, for a description of the impact on the Company.

   Beginning in 2002, the Company adopted FASB Statement 144, "Accounting for Impairment or Disposal of Long-lived Assets". This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The provisions of this new standard are generally to be applied prospectively.

   FASB has recently issued Statement 143, "Accounting for Asset Retirement Obligations", which will be effective for the Company's fiscal year beginning on January 1, 2003. The Company is studying this new standard but has not yet determined its impact.

   RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                                 First Quarter
                                              -----------------------------------------------------
                                                     2002                      2001 (restated)
                                              ------------------------    -------------------------
                                               $        PER COMMON         $         per Common
                                                          SHARE                        Share
                                               $     (BASIC & DILUTED)     $      (basic & diluted)
                                              ---    -----------------    ---     -----------------
   Net income - as reported                    86                         135

   Differences due to:
     Valuation of derivatives                  67                         (49)
                                             ----                        ----
   Net income from continuing
     operations before cumulative effect
     of accounting change - U.S. GAAP         153                          86
   Cumulative effect on prior years of
     accounting change                         --                         (12)
                                             ----                        ----
   Net income - U.S. GAAP                     153                          74
                                             ----                        ----
   Net income attributable to common
     shareholders - as reported                85           0.26          133             0.42*
                                             ----           ----         ----             ----
   Net income attributable to common
     shareholders from continuing
     operations before cumulative
     effect of accounting change
     - U.S. GAAP                              152           0.47           84             0.26
                                             ----           ----         ----             ----
   Net income attributable to common
     shareholders - U.S. GAAP                 152           0.47           72             0.22
                                             ----           ----         ----             ----

   * Diluted net income per common share is $0.41

                                                          First Quarter
                                       ----------------------------------------------------
   AS AT MARCH 31                                2002                       2001
   --------------
                                       --------------------------  ------------------------
                                                                      As
                                           AS         U.S. GAAP    reported     U.S. GAAP
                                        REPORTED         ($)          ($)          ($)
                                           ($)                     (restated)
                                       ------------  ------------  -----------  -----------
   Other receivables                        435          456            460         460
   Deferred charges and other assets        744          751            747         759
   Intangible assets,
     net of accumulated amortization        293          311            314         314
   Payables                               2,229        2,229          2,380       2,465
   Deferred credits and other             1,161        1,394            823         823
   Deferred income taxes                  1,004          939          1,146       1,120
   Retained earnings                      4,111        4,174          4,357       4,348
   Deferred translation adjustments        (136)        (192)          (161)       (217)

                                                                         First Quarter
                                                                       --------------------
   COMPREHENSIVE INCOME (LOSS)                                           2002       2001
                                                                       ---------   --------
   Net income                                                          $  153      $   74
   Net change in unrealized deferred translation adjustments                8        (141)
   Net change in market value of available-for-sale securities              4          (1)
                                                                       ------      ------
   Comprehensive income (loss)                                         $  165      $  (68)
                                                                       ======      ======

                                                                          First Quarter
                                                                       --------------------
   ACCUMULATED OTHER COMPREHENSIVE LOSS                                  2002       2001
                                                                       ---------   --------
   Accumulated other comprehensive loss - beginning of year            $ (347)     $  (61)
   Change in unrealized deferred translation adjustments                    8        (141)
   Deferred translation adjustments realized in net income                  7          --
   Change in excess of market value over book value of
     available-for-sale securities                                          4          (1)
                                                                       ------      ------
   Accumulated other comprehensive loss - March 31                     $ (328)     $ (203)
                                                                       ======      ======

   As at March 31, 2002, Accumulated other comprehensive loss is comprised of deferred translation adjustments of $(192), minimum pension liability of $(148) and unrealized gain on "available for sale" securities of $12.

5. RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES

   Restructuring, Impairment and Other Special Charges of $657 pre-tax, which were recorded in the fourth quarter of 2001, included restructuring and asset impairment charges of $411 and other special charges of $246.

   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

   In the fourth quarter of 2001, the Company recorded charges of $411 pre-tax in Restructuring, impairment and other special charges as a result of a restructuring program aimed at safeguarding its competitiveness. The aim of the restructuring program was twofold: to make the businesses more competitive in the face of the current economic difficulties; and to put them in the best position to meet future industry needs. These aims will be achieved through cost reduction measures, exiting from non-core products and the consolidation of certain operations and will result in a series of plant sales, closures and divestments throughout the organization. The charges associated with this program consist of severance costs of $112 related to workforce reductions of approximately 2,200 employees, impairment of long-lived assets of $269 and other exit costs related to the shutdown of facilities of $30.

   The workforce reductions, which consist principally of manufacturing employees from all segments of the Company's worldwide operations, are comprised of:

   .  500 employees - Primary Metal (principally Canada)
   .  200 employees - Rolled Products, Americas and Asia
   . 400 employees - Rolled Products, Europe (U.K. and Switzerland) . 800 employees - Packaging (U.K., Canada, U.S. and other areas) . 300 employees - Other operating segments

   As at March 31, 2002, approximately 1,000 of the 2,200 employees had been terminated, consisting of approximately 400 employees in the fourth quarter of 2001 and 600 employees in the first quarter of 2002.

   In the first quarter of 2002, the Company recorded charges of $14 pre-tax in Restructuring, impairment and other special charges related to the restructuring program. The charges consisted of impairment for long-lived assets of $9 related to the exit from non-core products at its Borgofranco plant in Italy (part of Rolled Products, Europe) and a loss of $5 on the sale of the Company's extrusion operations in Thailand arising principally from the realization of deferred translation losses.

   The total impairment charge of $278 consisted of a charge of $269 in 2001 and a charge of $9 in the first quarter of 2002 and related principally to buildings, machinery and equipment and some previously capitalized project costs. The charge consisted of $187 related to assets to be held and used and $91 for assets held for disposal.

   The impairment charge for assets to be held and used consisted of $5 for Bauxite, Alumina and Specialty Chemicals; $22 for Primary Metal; $14 for Rolled Products, Americas and Asia; $79 for Rolled Products, Europe; $3 for Engineered Products; $43 for Packaging; and $21 for Other. In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken to identify high cost operations, excess capacity and non-core products. The impairment charge for assets held and used arose as a result of negative projected cash flows and recurring losses. The charges principally related to the cold mill at the Rogerstone plant in the U.K. (Rolled Products, Europe); the foil facilities at Glasgow, U.K. (Packaging); and the engineered cast products plant in Quebec (Primary Metal). An impairment provision was recorded to the extent that the net recoverable amount, which approximates fair value based on discounted cash flows, was below the net book value.

   The impairment charge for assets held for disposal consisted of $40 for Bauxite, Alumina and Specialty Chemicals; $8 for Rolled Products, Americas and Asia; $31 for Rolled Products, Europe; and $12 for Packaging. In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken to identify high cost operations, excess capacity and non-core products. The charges principally related to the specialty chemicals plant at Burntisland, U.K. (Bauxite, Alumina and Specialty Chemicals); the extrusion operations in Malaysia and Thailand (Rolled Products, Americas and Asia); certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy (Rolled Products, Europe); and the Pharmatech rubber stopper and aluminum seals operations in the U.S. (Packaging). An impairment provision was recorded to bring the net book value to net realizable value. These assets are expected to be disposed of by the end of 2002. The assets held for disposal had:

   - sales and operating revenues of $200 in 2001 (Bauxite, Alumina and Specialty Chemicals - $40; Rolled Products, Americas and Asia - $30; Packaging - $130) and $50 in the first quarter of 2002 (Bauxite, Alumina and Specialty Chemicals - $10; Rolled Products, Americas and Asia - $10; Packaging - $30).

   - net operating losses of $(20) in 2001 (Bauxite, Alumina and Specialty Chemicals - $(10); Packaging - $(10)) and $(3) in the first quarter of 2002 (Bauxite, Alumina and Specialty Chemicals - $(2); Packaging $(1)).

   - assets of $220 at December 2001 (Bauxite, Alumina and Specialty Chemicals - $20; Rolled Products, Americas and Asia - $20; Rolled Products, Europe - $100; Packaging - $80) and $200 at March 2002 (Bauxite, Alumina and Specialty Chemicals - $20; Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $90; Packaging - $80).

   - liabilities of $130 at December 2001 (Bauxite, Alumina and Specialty Chemicals - $20; Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $30; Packaging - $70) and $130 at March 2002 (Bauxite, Alumina and Specialty Chemicals - $10; Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $40; Packaging - $70).

   The restructuring program is expected to be completed in 2002, with the exception of the shutdown of the cold mill at the Rogerstone plant in the U.K. in early 2003 and the closure of facilities at Glasgow, U.K. in mid-2003 as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. Of the reserve balance at March 31, 2002 of $119, approximately $20 will be paid out in 2003.

   OTHER SPECIAL CHARGES

   In 2001, the Company increased its environmental reserves by $246 pre-tax to cover treatment costs of $150 for stored spent potlining (SPL) in Quebec and British Columbia, Canada, as well as to cover remediation costs of $96 relating to red mud disposal and other sites in Canada and the United Kingdom. The charges were recorded on the income statement in Restructuring, impairment and other special charges and on the balance sheet, in Deferred credits and other liabilities ($235) and in Payables and accrued liabilities ($11).

   SPL, which is a waste material generated by the smelting process, needs to be treated in a safe and economically sound manner. The Company's objectives have been to find the best alternative to stockpiling SPL and various technical studies were carried out to identify treatment alternatives that are economically viable. Following these studies, which were completed in 2001, and in accordance with local laws and regulations, the Company intends to initiate a treatment program of all stored SPL. The liability of $150 reflected the Company's best estimate of the cost to treat the stored SPL in Quebec and to have the SPL in British Columbia treated by a third party. The amounts will be paid over the next twenty years.

   The liability of $96 relating to red mud and other disposal sites reflected the Company's best estimate of the cost of rehabilitation. Red mud is the normal residue associated with extracting alumina from bauxite. The charge represents the cost to fill and seal the sites.


   The reserve balance and related cash payments for the restructuring and asset impairment charges consisted of:


                                                     IMPAIRMENT
                                                         OF
                                         SEVERANCE   LONG-LIVED
                                           COSTS       ASSETS       OTHER      TOTAL
                                         ---------   ----------    -------     -----
2001:
Charges                                    112           269          30         411
Cash payments                               (7)           --          (7)        (14)
Non-cash charges                            --          (269)         --        (269)
                                          ----          ----        ----        ----
Reserve balance as at December 31          105            --          23         128

2002:
Charges                                     --             9           5          14
Cash payments                               (9)           --          --          (9)
Non-cash charges                            --            (9)         (5)        (14)
                                          ----          ----        ----        ----
Reserve balance as at March 31              96            --          23         119
                                          ====          ====        ====        ====

6. INTERIM INFORMATION BY OPERATING SEGMENT

   The following presents selected information by operating segment, viewed on a stand-alone basis. Effective January 1, 2002, a new operating management structure was put in place comprised of six operating segments. The six operating segments are Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products, Americas and Asia; Rolled Products, Europe; Engineered Products; and Packaging. Prior to 2002, there were four operating segments: Primary Metal; Aluminum Fabrication, Americas and Asia; Aluminum Fabrication, Europe; and Packaging. Comparative information has been restated to conform to the 2002 organizational structure. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group is mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products and Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on rolled, engineered and packaging products. The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company except that the pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Some corporate office and certain other costs have been allocated to the respective operating segments. The operating segments are described below.

   Bauxite, Alumina and Specialty Chemicals

   This segment consists of a network of bauxite mines/deposits in five countries and alumina refineries in four countries, which supplies the primary metal operations and third-party sales of alumina and specialty chemicals.

   Primary Metal

   This segment produces primary aluminum in seven countries. The alumina is sourced primarily from the Bauxite, Alumina and Specialty Chemicals segment and the ingot produced is used by the Company's fabricating businesses as well as sold to third-parties. The segment produces value-added products in the form of sheet ingot, extrusion billet, wire bar and foundry ingot for end-use markets in consumer goods, transportation, building and construction and other industrial applications.

   Rolled Products, Americas and Asia

   This segment, which has an extensive network of 17 rolled products facilities in North and South America and Asia, manufactures sheet and light-gauge products, including can stock, automotive sheet and industrial products. In addition the segment has a well-established used beverage can recycling capability in North and South America.

   Rolled Products, Europe

   This segment has nine rolled products plants and serves a number of European markets with advanced value-added sheet products, including automotive sheet, lithographic sheet, industrial sheet, can sheet and foil stock.

   Engineered Products

   This segment develops, manufactures and sells value-added engineered products for a variety of applications, including extrusions, composites, systems and components for mass transportation and automotive applications and electrical cables.

   Packaging

   This segment has 84 plants in 15 countries and is focused on serving specific end-use markets: food, pharmaceutical, tobacco, cosmetics and some technical applications.

   Intersegment and other

   This classification includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items.

   THREE MONTHS ENDED MARCH 31
   (in millions of US$)

SALES AND OPERATING REVENUES - INTERSEGMENT                First Quarter
                                                       --------------------
                                                        2002           2001
                                                       -----          -----
Bauxite, Alumina and Specialty Chemicals               $ 187          $ 182
Primary Metal                                            540            620
Rolled Products, Americas and Asia                        48             49
Rolled Products, Europe                                   70            112
Engineered Products                                        6             15
Packaging                                                  5             17
Intersegment and other                                  (856)          (995)
                                                       -----          -----
                                                       $  --          $  --
                                                       =====          =====

SALES AND OPERATING REVENUES - THIRD PARTIES               First Quarter
                                                        --------------------
                                                         2002           2001
                                                        -----          -----
Bauxite, Alumina and Specialty Chemicals               $  101         $  140
Primary Metal                                             561            576
Rolled Products, Americas and Asia                        782            873
Rolled Products, Europe                                   411            495
Engineered Products                                       398            439
Packaging                                                 674            741
Other                                                      10              6
                                                       ------         ------
                                                       $2,937         $3,270
                                                       ======         ======

EBITDA                                                     First Quarter
                                                        --------------------
                                                         2002           2001
                                                        -----          -----
Bauxite, Alumina and Specialty Chemicals                $  64          $ 100
Primary Metal                                             214            249
Rolled Products, Americas and Asia                         92             86
Rolled Products, Europe                                    30             38
Engineered Products                                        27             34
Packaging                                                  76             86
                                                        -----          -----

EBITDA from operating segments                            503            593

Depreciation and amortization                            (205)          (196)
Restructuring, impairment and other special charges       (14)            --
Intersegment and other                                    (46)          (118)
Corporate office                                          (24)           (14)
Interest                                                  (50)           (55)
Income taxes                                              (78)           (58)
Minority interests                                         --              1
                                                        -----          -----
NET INCOME BEFORE AMORTIZATION OF GOODWILL              $  86          $ 153
                                                        -----          -----
NET INCOME AFTER AMORTIZATION OF GOODWILL               $  86          $ 135
                                                        -----          -----

7. INCOME TAXES

                                                         First Quarter
                                                      --------------------
                                                       2002          2001
                                                      -----          -----
Current                                                $75            $85
Deferred                                                 3            (27)
                                                       ---            ---
                                                       $78            $58
                                                       ===            ===

The composite of the applicable statutory corporate income tax rates in Canada is 39.4% (40.1% for 2001). In 2002, the difference between income taxes calculated at the Canadian composite rate and the amounts shown as reported is primarily attributable to exchange and the impact of potential future tax benefits that were not recognized since their realization is not likely. In 2001, the difference is primarily attributable to the currency revaluation of deferred income taxes and exchange.

8. SUPPLEMENTARY INFORMATION

     STATEMENT OF CASH FLOWS                             First Quarter
                                                      --------------------
                                                       2002          2001
                                                      -----          -----
    Interest paid                                     $  57          $ 63
    Income taxes paid (recovered)                     $ (47)         $ 33




9. LONG TERM DEBT

   On January 15, 2002, the Company redeemed all of its outstanding 8 7/8% $150 debentures due on January 15, 2022. The redemption was at a price of 104.15%. A loss of $6 is recorded in Other (income) expenses - net in the first quarter of 2002.

   The new debt of $131 in the first quarter of 2002 principally relates to an increase in commercial paper borrowings.

--------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES

    In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, Alcan obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. Alcan sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, Alcan was required to retain residual liability for EPMI's obligations arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100, with mitigation and subrogation rights. On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex Corp., the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as result has filed a claim for $100 against Enron on March 15, 2002 as a necessary step prior to making the same claim against the Company. Enron did not respond to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex Corp. The Company is unable to estimate reasonably the amount of the contingent loss which might arise in respect of this matter and intends to contest the claim on substantive and procedural grounds as well as by reason of inadequate mitigation efforts. In any event, the Company is of the view that any residual liabilities, which it may have as a result of its assignment of the power supply agreement to EPMI in 1997 would relate to the supply of power and not be in the form of a financial obligation.

    Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 30 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

    Although it is possible that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that such an outcome will significantly impair its operations or have a material adverse effect on its financial position.

11. CAPITALIZATION OF INTEREST COSTS

    Total interest costs in the first quarter were $50 (2001: $75) of which nil (2001: $20) was capitalized.


12. PRIOR PERIOD AMOUNTS

    Certain prior period amounts have been reclassified to conform with the 2002 presentation.

13. SUBSEQUENT EVENT

    On April 24, 2002, the Company announced that it had completed the acquisition of the Societe generale de financement's (SGF) 20% interest in the Aluminerie Alouette consortium at a cost of approximately $165, subject to post-closing adjustments.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reports first quarter consolidated net income, excluding non-recurring items and foreign currency translation effects, of US$107 million (US$0.33 per share) compared to US$163 million (US$0.51 per share) in the first quarter of 2001 and US$74 million (US$0.22 per share) in the fourth quarter of 2001.

Including non-recurring items and foreign currency translation effects, net income for the quarter was US$86 million (US$0.26 per share) compared to net income of US$135 million (US$0.42 per share) in the first quarter of 2001 and a net loss of US$356 million (US$1.12 per share) in the previous quarter which included significant special charges.

The operating performance reflected good progress on implementing the restructuring program announced in October 2001, as well as on achieving merger-related synergies. The Company expects to meet targets set for these programs even though business conditions, while improving, continue to be challenging. Late in the quarter, the Company began to see strengthening order books and lengthening lead-times in some markets. In addition, financial discipline has resulted in declining inventory levels and capital expenditures which were well below depreciation charges. The Company also capitalized on profitable growth opportunities, in line with its value maximization initiative, as demonstrated by its acquisition of a 20% stake in the Alouette smelter.

The results for the first quarter of 2002 included a net non-recurring after-tax charge of US$7 million (US$0.02 per share) which related mainly to the restructuring program announced on October 17, 2001. The current quarter also included a US$14 million loss (US$0.05 per share) for foreign currency translation effects. Non-operating after-tax charges, net of foreign currency translation effects, were US$28 million (US$0.09 per share) in the year-ago quarter and US$430 million (US$1.34 per share) in the fourth quarter of 2001.

CONSOLIDATED REVIEW


                                                        FIRST         FOURTH
                                                       QUARTER        QUARTER
                                                   ---------------    -------
(US$ millions, unless otherwise noted)              2002      2001      2001
--------------------------------------             -----     -----    -------
Sales & operating revenues                         2,937     3,270     3,037
Shipments (thousands of tonnes)
     Ingot products(1)                               315       296       427
     Rolled products                                 497       519       451
     Conversion of customer-owned metal               75        91        82
     Aluminum used in engineered products &
      packaging                                      126       186       101
Total aluminum volume                              1,013     1,092     1,061
Ingot product realizations (US$ per tonne)         1,497     1,676     1,483
Rolled product realizations (US$ per tonne)(2)     2,250     2,444     2,298
Average London Metal Exchange 3-month price
 (US$ per tonne)                                   1,395     1,562     1,337
Net income excluding non-recurring items and
 foreign change translation                          107       163        74
     Non-recurring items                              (7)      (70)     (446)
     Foreign currency translation                    (14)       42        16
Net income (loss) including non-recurring items
 and foreign exchange translation                     86       135      (356)
Economic Value Added (EVA(R))                       (198)      (48)     (199)

1 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities

2   Excluding conversion of customer owned metal

(R) EVA is a registered trademark of Stern, Stewart & Company and represents the difference between the return on capital and the cost of using that capital over the same period


Sales and operating revenues for the quarter decreased compared to the year-ago quarter, due mainly to lower shipments and price realizations. As compared to the previous quarter, the higher shipments of rolled products and higher ingot product prices were offset by lower ingot product shipments and rolled products realizations.

Total aluminum volume was 1,013 thousand tonnes (kt) in the quarter, compared to 1,092 kt a year earlier and to 1,061 kt in the preceding quarter. Year over year, the additional volume from the new smelter in Alma, Quebec was more than offset by a reduction in metal purchased for resale. As compared to the previous quarter, the decrease in volume was mainly due to inventory movements.

Ingot product realizations of US$1,497 per tonne fell by 11% from the year-ago quarter in line with an 11% decrease in the London Metal Exchange (LME) price. Compared to the previous quarter, ingot product realizations increased by 1% versus a 4% increase in the LME price.

Rolled product realizations of US$2,250 per tonne were 8% lower than the year-ago quarter and 2% below the previous quarter.

For the quarter, the net income of US$86 million compares to a net income of US$135 million in the year-ago quarter and to a net loss of US$356 million in the previous quarter. The US$49 million decrease, as compared to the year-ago quarter, was primarily due to lower ingot realizations, partially compensated by improvements from the Company's restructuring and merger-related synergies programs. As compared to the previous quarter, the US$442 million increase was mostly due to the non-recurring charges of US$446 million recorded in the fourth quarter of 2001, improved earnings from operations and lower interest expense.

In 2002, the Company adopted new accounting standards dealing with goodwill. As a result of this change in accounting, goodwill is no longer being amortized. This had a positive impact of US$18 million (US$0.06 per share) on net income in the first quarter.

SEGMENT REVIEW

                                                               FIRST     FOURTH
                                                              QUARTER    QUARTER
                                                           ------------  -------
(US$ millions)                                             2002    2001    2001
--------------                                             ----    ----  -------

EBITDA
     Bauxite, Alumina and Specialty Chemicals               64     100      55
     Primary Metal                                         214     249     150
     Rolled Products, Americas and Asia                     92      86      57
     Rolled Products, Europe                                30      38      (3)
     Engineered Products                                    27      34      16
     Packaging                                              76      86      88

EBITDA from operating segments                             503     593     363

     Depreciation & amortization                          (205)   (196)   (216)
     Restructuring, impairment and other special charges   (14)     --    (657)
     Intersegment and other                                (46)   (118)     68
     Corporate office                                      (24)    (14)    (26)
     Interest                                              (50)    (55)    (64)
     Income taxes                                          (78)    (58)    184
     Minority interests                                     --       1      10
Net income (loss) before goodwill amortization              86     153    (338)
Net income (loss) after goodwill amortization               86     135    (356)


SEGMENTS

First quarter earnings before interest, taxes, depreciation and amortization (EBITDA) for Bauxite, Alumina and Specialty Chemicals was 36% lower than in the previous year. This was mainly due to lower selling prices for alumina, as well as the absence in the current quarter of the Jamaican bauxite and alumina operations sold in the second quarter of 2001. Compared to the preceding quarter, EBITDA increased by 16%, as a result of lower alumina production costs and a gain on the sale of three company-owned ships.

For Primary Metal, EBITDA of US$214 million decreased by 14% compared to the year-ago quarter, due mainly to lower selling prices for aluminum, which was partially offset by lower production costs and decreased startup expenses at the Alma smelter. Compared to the preceding quarter, EBITDA was 43% higher due mainly to lower startup costs at the Alma smelter and an increase in selling prices.

EBITDA for Rolled Products, Americas and Asia, at US$92 million, was 7% higher than in the previous year, as cost reductions more than offset volume decreases in North and South America. Compared to the preceding quarter, EBITDA increased by 61%, due to lower costs in North America and Asia, higher volumes in North America and in Asia, as well as the time lag in passing the change in metal prices to certain customers.

For Rolled Products, Europe, EBITDA, at US$30 million was US$8 million lower than in the previous year, mainly due to lower volumes. Compared to the fourth quarter of 2001, EBITDA increased by US$33 million, due mainly to higher shipments and lower production costs.

EBITDA for Engineered Products of US$27 million was US$7 million lower than in the previous year, mainly as a result of weaker economic conditions in Europe. Compared to the fourth quarter of 2001, EBITDA increased by US$11 million, due to improvements in extruded products, composites and mass transportation markets.

The Packaging group's EBITDA, at US$76 million, decreased by US$10 million compared to the first quarter of the previous year, reflecting a decrease in volume and lower prices resulting from weaker economic conditions. EBITDA was US$12 million lower than in the previous quarter, partly due to declining prices in a continuing weak economic environment.

The Company considers EBITDA to be a key financial performance measure used by management for the six operating segments. The Company believes that EBITDA provides a measure of operating results that is unaffected by the financing and accounting effects of acquisitions and differences in capital structures among otherwise comparable companies. EBITDA is not a substitute for net income, cash flows and other measures of financial performance as defined by generally accepted accounting principles, and may be defined differently by other companies.

Depreciation and amortization of US$205 million was 5% higher than the year-ago quarter largely due to the Alma smelter which reached full capacity during the fourth quarter of 2001. As compared to the previous quarter, depreciation and amortization was 5% lower, partly due to the asset write-downs recorded in the fourth quarter of last year.

The "Restructuring, impairment and other special charges" consisted of provisions for a portion of the restructuring program announced in the fourth quarter of 2001.

"Intersegment and other" includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items. The first quarter included the deferral of profits on internally-transferred metal as aluminum prices increased during the quarter.

The Company's effective tax rate was 40% in the first quarter, excluding the effects of non-recurring items and foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first three months of 2002 was US$258 million compared to US$156 million in the comparable period of 2001. The increase is explained mainly by a smaller increase in operating working capital of US$84 million for the first quarter of 2002, as compared to the first quarter of 2001.

FINANCING ACTIVITIES

Cash from (used for) financing activities in the first three months of 2002 was US$(211) million compared to US$459 million in the same period in 2001. During the first quarter of this year, total net debt decreased by US$167 million, including the redemption of all of the Company's outstanding 8.875% US$150 million debentures due on January 15, 2022.

The debt:equity ratio at March 31, 2002 was 31:69, compared to 32:68 at the end of last year and 35:65 at the end of the first quarter of 2001.

Interest expense, at US$50 million, decreased by US$5 million compared to the previous year reflecting lower interest rates and debt levels, which was partially offset by the fact that no interest was capitalized during the current quarter in relation to the new smelter in Alma, Quebec. Interest expense was US$14 million lower than in the previous quarter, reflecting lower interest rates and debt levels.

INVESTMENT ACTIVITIES

Capital expenditures during the first three months of 2002 were US$107 million compared to US$244 million a year earlier. Capital expenditures were lower principally due to the completion of the Alma smelter, which reached full operation on September 30, 2001.

During the first quarter of 2002, the Company received US$36 million as net proceeds from the disposal of businesses, investments and other assets, including the sale of three company-owned ships and the sale of businesses which were announced in the fourth quarter of 2001 following a detailed portfolio review.

On April 24, 2002, the Company announced that it had completed the previously announced acquisition of the Societe Generale de Financement's (SGF) 20 percent interest in the Aluminerie Alouette consortium. Alouette is a first-class aluminum smelter located in Sept-Iles, Quebec with an annual capacity of 243,000 tonnes with a significant low-cost expansion potential.

CURRENCY HEDGING OF AUSTRALIAN DOLLAR

At March 31, 2002, the Company has hedged AUD $852 million of its future Australian dollar commitments in respect of its increased Australian dollar exposure, through forward exchange contracts and options maturing over the next two years.

CAUTIONARY STATEMENT

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with `Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995' at Exhibit No. 99.

PART II.  OTHER INFORMATION

ITEMS 1. THROUGH 5.

The registrant has nothing to report under these items.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  (99) Cautionary statement for purposes of the "Safe Harbor"
                       provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

            (b)   Reports on Form 8-K

                  No reports were filed during the quarter ended 31 March 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ALCAN INC.




Dated:15 May 2002                              By:   /s/  Richard Genest
                                                     -------------------
                                               Richard Genest
                                               Vice President and Controller
                                               (A Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description

(99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.
            (Filed herewith.)