Form 10-Q
period 2002-06-30
ALCAN INC
filed 2002-08-14
CIK 4285

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes    [X]       No    [  ]

At June 30, 2002, the registrant had 321,256,890 shares of common stock (without nominal or par value) outstanding.

-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)

PERIODS ENDED JUNE 30                                                       Second Quarter                      Six Months
(in millions of US$, except per share amounts)                         --------------------------          -----------------------
                                                                        2002              2001               2002           2001
                                                                       ------            ------             ------         ------
                                                                               (restated - note 2)              (restated - note 2)
SALES AND OPERATING REVENUES                                            3,199             3,162              6,136          6,432

COSTS AND EXPENSES

Costs of sales and operating expenses                                   2,520             2,474              4,851          5,051
Depreciation and amortization                                             217               204                422            400
Selling, administrative and general expenses                              142               138                281            271
Research and development expenses                                          27                34                 55             67
Interest (note 12)                                                         50                65                100            120
Restructuring, impairment and other special
charges (note 5)                                                            7                 -                 21              -
Other expenses - net (notes 2 and 10)                                      43                54                 50            122
                                                                       ------            ------             ------         ------
                                                                        3,006             2,969              5,780          6,031
                                                                       ------            ------             ------         ------

Income before income taxes and other items                                193               193                356            401
Income taxes (note 8)                                                     122               101                200            159
                                                                       ------            ------             ------         ------

Income before other items                                                  71                92                156            242
Equity income                                                               2                 1                  3              3
Minority interests                                                         (2)               (1)                (2)             -
                                                                       ------            ------             ------         ------

NET INCOME BEFORE AMORTIZATION OF GOODWILL                                 71                92                157            245
Amortization of goodwill (notes 2 and 7)                                    -                18                  -             36
                                                                       ------            ------             ------         ------

NET INCOME                                                                 71                74                157            209
Dividends on preference shares                                              1                 2                  2              4

NET INCOME ATTRIBUTABLE TO
COMMON SHAREHOLDERS                                                        70                72                155            205
                                                                       ------            ------             ------         ------

NET INCOME PER COMMON SHARE BEFORE
AMORTIZATION OF GOODWILL - BASIC                                         0.22              0.28               0.48           0.75
Amortization of goodwill per common share                                   -              0.05                  -           0.11
                                                                       ------            ------             ------         ------

NET INCOME PER COMMON SHARE - BASIC (NOTE 3)                             0.22              0.23               0.48           0.64
                                                                       ------            ------             ------         ------

NET INCOME PER COMMON SHARE - DILUTED (NOTE 3)                           0.22              0.22               0.48           0.64
                                                                       ------            ------             ------         ------

DIVIDENDS PER COMMON SHARE                                               0.15              0.15               0.30           0.30
                                                                       ------            ------             ------         ------


The accompanying notes are an integral part of the interim financial statements.



                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)


SIX MONTHS ENDED JUNE 30 (in millions of US$)                             2002              2001
                                                                         ------            ------

RETAINED EARNINGS - BEGINNING OF PERIOD

As previously reported                                                     4,095             4,290

Accounting changes (note 2)

- Unamortized exchange loss                                                  (21)              (18)

- Impairment of goodwill as at January 1, 2002                              (748)                -
                                                                          ------            ------
As restated                                                                3,326             4,272



Net income                                                                   157               209



Dividends

- Common                                                                     (96)              (95)

- Preference                                                                  (2)               (4)
                                                                          ------            ------


RETAINED EARNINGS - END OF PERIOD                                          3,385              4,382
                                                                          ======            =======

The accompanying notes are an integral part of the interim financial statements.


                                   ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2002)


(in millions of US$)                                   June 30, 2002       December 31, 2001
--------------------                                   -------------       -----------------
                                                                          (restated - note 2)

ASSETS
------
CURRENT ASSETS

Cash and time deposits                                        121                   119

Trade receivables
(net of allowances of $58 in 2002 and $52 in 2001)          1,415                 1,216
Other receivables                                             424                   532

Inventories
 - Aluminum operating segments
    -  Aluminum                                               919                   875
    -  Raw materials                                          401                   413
    -  Other supplies                                         289                   269
                                                          -------               -------
                                                            1,609                 1,557

 - Packaging operating segment                                428                   393
                                                          -------               -------

                                                            2,037                 1,950
                                                          -------               -------


TOTAL CURRENT ASSETS                                        3,997                 3,817
                                                          -------               -------

Deferred charges and other assets                             764                   716

Property, plant and equipment

 - Cost (excluding Construction work in progress)          16,892                16,225
 - Construction work in progress                              666                   613
 - Accumulated depreciation                                (7,599)               (7,136)
                                                          -------               -------

                                                            9,959                 9,702
                                                          -------               -------

Intangible assets, net of accumulated amortization
of $41 in 2002 and $27 in 2001 (note 7)                       311                   298
Goodwill (note 7)                                           2,285                 2,925
                                                          -------               -------

TOTAL ASSETS                                               17,316                17,458
                                                          =======               =======

The accompanying notes are an integral part of the interim financial statements.


                                   ALCAN INC.

(unaudited for 2002)

(in millions of US$)                                   June 30, 2002      December 31, 2001
--------------------                                  --------------      -----------------
                                                                         (restated - note 2)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES

Payables and accrued liabilities                           2,336                  2,328
Short-term borrowings                                        397                    555
Debt maturing within one year (note 10)                      678                    652
                                                         -------                -------
                                                           3,411                  3,535
                                                         -------                -------

Debt not maturing within one year (note 10)                3,038                  2,884
Deferred credits and other liabilities                     1,253                  1,131
Deferred income taxes                                      1,081                  1,006
Minority interests                                           148                    132


SHAREHOLDERS' EQUITY
Redeemable non-retractable preference shares                 160                    160
Common shareholders' equity
 - Common shares                                           4,698                  4,687
 - Retained earnings                                       3,385                  4,074
 - Deferred translation adjustments                          142                   (151)
                                                         -------                -------
                                                           8,225                  8,610
                                                         -------                -------

Commitments and contingencies (note 11)                    8,385                  8,770
                                                         -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                17,316                 17,458
                                                         =======                =======

The accompanying notes are an integral part of the interim financial statements.


                                   ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                            Second Quarter                      Six Months
                                                                       --------------------------          -----------------------
PERIODS ENDED JUNE 30 (in millions of US$)                              2002              2001               2002           2001
                                                                       ------            ------             ------         ------
                                                                               (restated - note 2)               (restated - note 2)
OPERATING ACTIVITIES

Net income                                                                 71               74               157              209

Adjustments to determine cash from operating activities:
Depreciation and amortization                                             217              204               422              400
Amortization of goodwill                                                    -               18                 -               36
Deferred income taxes                                                      36               17                39              (10)
Asset impairment provisions                                                 9                -                 9                -
Loss on sale of businesses                                                  -               32                 -              122
Change in operating working capital
 - Change in receivables                                                   34              (28)               40              (81)
 - Change in inventories                                                   (9)             (14)               23             (104)
 - Change in payables                                                       5             (115)              (87)            (110)
                                                                         ----              ----             ----            -----
 - Total change in operating
   working capital                                                         30             (157)              (24)            (295)
Change in deferred charges,
other assets, deferred credits
and other liabilities - net                                                40               36                64              (75)
Other-net                                                                  (3)              15                (9)               8
                                                                         ----             ----              ----            -----

CASH FROM OPERATING ACTIVITIES                                            400              239               658              395
                                                                         ====             ====              ====            =====

The accompanying notes are an integral part of the interim financial statements.


                                   ALCAN INC.

(unaudited)


                                                                            Second Quarter                      Six Months
                                                                       --------------------------          -----------------------
PERIODS ENDED JUNE 30 (in millions of US$)                              2002              2001               2002         2001
                                                                       ------            ------             ------       ------
                                                                               (restated - note 2)               (restated - note 2)
FINANCING ACTIVITIES

New debt                                                                  51              584               182          1,819
Debt repayments                                                          (21)            (316)             (192)        (1,306)
                                                                        ----             ----              ----         ------
                                                                          30              268               (10)           513
Short-term borrowings - net                                              (49)            (525)             (176)          (274)
Common shares issued                                                       4               44                10             57

Dividends
      - Alcan shareholders
        (including preference)                                           (49)             (49)              (98)           (99)
      - Minority interests                                                (2)              (1)               (3)            (1)
                                                                        ----             ----              ----         ------

CASH FROM (USED FOR) FINANCING ACTIVITIES                                (66)            (263)             (277)           196
                                                                        ----             ----              ----         ------


INVESTMENT ACTIVITIES

Property, plant and equipment                                            (155)            (253)             (262)         (497)
Business acquisitions                                                    (172)             (22)             (172)         (401)
Net proceeds from disposal of businesses,
investments and other assets                                               11              194                47           194
                                                                         ----             ----              ----        ------


CASH USED FOR INVESTMENT ACTIVITIES                                      (316)             (81)             (387)         (704)

Effect of exchange rate changes on cash
and time deposits                                                           7               (2)                8           (10)
                                                                         ----             ----              ----        ------


INCREASE (DECREASE) IN CASH
AND TIME DEPOSITS                                                          25             (107)                2          (123)

Cash and time deposits - beginning of period                               96              245               119           261
                                                                         ----             ----              ----        ------

Cash and time deposits - end of period                                    121              138               121           138
                                                                         ====             ====              ====          ====

The accompanying notes are an integral part of the interim financial statements.


                                   ALCAN INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)
                 (in millions of US$, except per share amounts)

1.  ACCOUNTING POLICIES

    The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements, except for the accounting changes described in note 2. The interim financial statements do not include all of the financial statement disclosures included in its annual financial statements prepared in accordance with Canadian generally accepted accounting principles (GAAP) and therefore should be read in conjunction with the most recent annual financial statements.


2.  ACCOUNTING CHANGES

    Goodwill and Other Intangible Assets

    On January 1, 2002, the Company adopted the new standard of the Canadian Institute of Chartered Accountants (CICA) concerning goodwill and other intangible assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are tested for impairment on an annual basis.

    An impairment of $748 was identified in the goodwill balance as at January 1, 2002 and was charged to opening retained earnings in 2002. Any further impairment arising subsequent to January 1, 2002 will be taken as a charge against income. As a result of the new standard, the Company no longer amortizes goodwill. In 2001, the amount of goodwill amortization for the second quarter and six months was $18 and $36, respectively.

    Business Combinations

    As of January 1, 2002, the Company has adopted the new standard of the CICA for business combinations. All business combinations are now required to be accounted for under the purchase method.

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

    This standard has been applied retroactively and consequently, prior years' financial statements have been restated. At December 31, 2001, Retained earnings have been decreased by $21 (2000: $18) and Deferred charges and other assets were reduced by $21 (2000: $18). In the second quarter and six months of 2002, an exchange loss of $2 and $4 (2001: nil and $2), respectively, on the translation of long-term foreign currency denominated assets and liabilities, has been included in Other expenses - net. The transfer of an unamortized exchange loss of $21 (2000: $18) to Retained earnings from Deferred charges and other assets pertains to the long-term foreign currency denominated monetary assets and liabilities that existed at each year-end.

    Stock-based Compensation

    The CICA issued a new standard relating to the measurement of stock options and other stock-based compensation effective January 1, 2002. This standard applies to awards granted after January 1, 2002 and is applied prospectively. Also, this standard encourages but does not require that the fair value method be used for transactions with employees. The method used by the Company is consistent with these new requirements; therefore, the Company is continuing to account for stock options granted to employees in the same manner as previously done. The Company will continue to provide the required disclosures in connection with the fair value method in its annual financial statements. Stock compensation arrangements that can be settled in cash result in the recognition of compensation expense. If the Company had elected to recognize compensation expense for the options using the fair value method prescribed by this accounting standard, net income would have been reduced by $1 for both the second quarter and six months ended June 30, 2002. There would have been no impact on net income per common share (basic and diluted) for both these periods.

    The fair values of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grant in the first quarter: dividend yield of 1.74%; expected volatility of 34.49%, risk-free interest rate of 4.74%; and an expected life of 6 years. The weighted average fair value of options granted in the first quarter was $13.04 per share and is being amortized over the vesting period.

    Hedging Relationships

    Beginning in 2003, the Company will adopt the new CICA accounting guideline, which establishes certain conditions for when hedge accounting may be applied. The Company is studying the new guideline but has not yet determined its impact.

3.  NET INCOME PER COMMON SHARE

    The following table outlines the calculation of basic and diluted net income per common share.

                                                                     Second Quarter        Six Months
                                                                    ----------------     ---------------
                                                                     2002       2001      2002      2001
                                                                    -----      -----     -----     -----
    Numerator for basic and diluted net income per common share:

    Net income attributable to common
    shareholders (restated for 2001)                                   70         72        155       205
                                                                    =====      =====      =====     =====

    Denominator (number of common shares in millions):

    Denominator for basic net income per
    common share - weighted average of
    outstanding shares                                                321        320        321       319
    Effect of dilutive stock options                                    2          1          2         1
                                                                    -----      ------     -----     -----
    Denominator for diluted net income per
    common share - adjusted weighted average
    of outstanding shares                                             323        321        323       320
                                                                    =====      ======     =====     =====

    Net income per common share - basic                              0.22       0.23       0.48      0.64
                                                                    -----      ------     -----     -----
    Net income per common share - diluted                            0.22       0.22       0.48      0.64
                                                                    -----      ------     -----     -----

    As at June 30, 2002, there were 321,256,890 (2001 : 320,791,232) common shares outstanding.

4.  RECONCILIATION OF CANADIAN AND U.S. GAAP

    Differences relate to accounting for foreign currency translation, derivatives, post-retirement benefits, "available for sale" securities and goodwill impairment identified as at January 1, 2002.

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

    On January 1, 2002, the Company adopted FASB Statement 141, "Business Combinations", and FASB Statement 142, "Goodwill and Other Intangible Assets". Both statements are the same as recently issued Canadian accounting standards except that goodwill impairment identified as at January 1, 2002 was charged to income as a cumulative effect of accounting change. Under Canadian GAAP, an impairment loss of $748 was recognized as a charge to opening retained earnings in 2002. See note 2, Accounting Changes, for a description of the impact on the Company and see note 7, Goodwill and Acquired Intangible Assets.

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

    RECONCILIATION OF CANADIAN AND U.S. GAAP

                                                                       Second Quarter               Six Months
                                                                     ------------------         ------------------
                                                                      2002         2001         2002          2001
                                                                     -----        -----         -----        -----

    Net income - as reported                                           71             74          157           209
    Differences due to:
     - Valuation of derivatives                                       (13)            15           54           (34)
     - Other                                                            -              5            -             5
                                                                    -----          -----        -----         -----
    Net income from continuing operations before
    cumulative effect of accounting changes - U.S. GAAP                58             94          211           180
    Cumulative effect on prior years of accounting changes
     - Valuation of derivatives                                         -              -            -           (12)
     - Impairment of goodwill                                           -              -         (748)            -
                                                                    -----          -----        -----         -----
    Net income (loss) - U.S. GAAP                                      58             94         (537)          168
                                                                    -----          -----        -----         -----
    Net income attributable to common shareholders
    - as reported                                                      70             72          155           205
                                                                    -----          -----        -----         -----
    Net income per common share - basic                              0.22           0.23         0.48          0.64
    Net income per common share - diluted                            0.22           0.22         0.48          0.64
    Net income attributable to common shareholders
    from continuing operations before cumulative
    effect of accounting changes - U.S. GAAP                           57             92          209           176
                                                                    -----          -----        -----         -----
    Net income per common share - basic                              0.18           0.29         0.65          0.55
    Net income per common share - diluted                            0.17           0.29         0.65          0.55
    Net income (loss) attributable to common shareholders
     - U.S. GAAP                                                       57             92         (539)          164
                                                                    -----          -----        ------        -----
    Net income (loss) per common share - basic
                                                                     0.18           0.29        (1.68)         0.51
    Net income (loss) per common share - diluted
                                                                     0.17           0.29        (1.68)         0.51


    The financial statements for the first quarter of 2002 were restated to reflect the charge of $748 for the impairment of goodwill. The restatement resulted in a net loss of $595 under U.S. GAAP for the first quarter (net loss per common share - basic and diluted - of $1.86).




    AS AT JUNE 30                                                       2002                         2001
    -------------                                             -------------------------     ------------------------
                                                                 As                         As reported
                                                              reported        U.S. GAAP     (restated)     U.S. GAAP
                                                              --------        ---------     ------------   ---------

    Deferred charges and other assets                              764             777           696          721
    Intangible assets, net of accumulated
    amortization                                                   311             329           303          303
    Payables and accrued liabilities                             2,336           2,337         2,226        2,288
    Deferred credits and other liabilities                       1,253           1,599           825          825
    Deferred income taxes                                        1,081             973         1,148        1,123
    Retained earnings                                            3,385           3,435         4,382        4,393
    Deferred translation adjustments                               142              86          (220)        (277)


                                                                                 Second Quarter                 Six Months
                                                                               --------------------          ------------------
    COMPREHENSIVE INCOME (LOSS)                                                2002            2001           2002         2001
                                                                               -----           ----          -----         ----

    Net income (loss)                                                            58              94          (537)          168
    Net change in unrealized deferred
    translation adjustments                                                     278             (60)          286          (201)
    Net change in excess of market value over
    book value of available-for-sale securities                                   6              12            10            11
    Net change in minimum liability for
    post-retirement benefits                                                    (77)              -           (77)            -
                                                                               ----            ----         -----          ----
    Comprehensive income (loss)                                                 265              46          (318)          (22)
                                                                               ====            ====         =====          ====



                                                                                                               Six Months
                                                                                                            -----------------
    ACCUMULATED OTHER COMPREHENSIVE LOSS                                                                     2002        2001
                                                                                                             ----        ----

    Accumulated other comprehensive loss - beginning of year                                                 (347)        (61)
    Net change in unrealized deferred translation adjustments                                                 286        (201)
    Deferred translation adjustments realized in net income                                                     7           -
    Net change in excess of market value over book value of available-for-sale securities                      10          11
    Net change in minimum liability for post-retirement benefits                                              (77)          -
                                                                                                            -----       -----
    Accumulated other comprehensive loss - June 30                                                           (121)       (251)
                                                                                                            =====       =====

    As at June 30, 2002, Accumulated other comprehensive loss is comprised of deferred translation adjustments of $86, minimum pension liability of $(225) and unrealized gain on "available for sale" securities of $18.

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

    The workforce reductions, which consist principally of manufacturing employees from all segments of the Company's worldwide operations, are comprised of:

    - 500 employees - Primary Metal (principally Canada)

    - 200 employees - Rolled Products, Americas and Asia

    - 400 employees - Rolled Products, Europe (U.K. and Switzerland)

    - 800 employees - Packaging (U.K., Canada, U.S. and other areas)

    - 300 employees - Other operating segments

    In the second quarter of 2002, the Company recorded additional severance charges of $14 pre-tax in Restructuring, impairment and other special charges principally relating to the closure of its Bracebridge plant in Ontario, Canada (part of Engineered Products). Included in the charge of $14 is a non-cash expense of $5 relating to pension costs. Corresponding workforce reductions of approximately 300 employees were comprised of 200 employees in Engineered Products (including 162 employees relating to the closure of the Bracebridge plant) and 100 employees in Packaging. Also recorded in Restructuring, impairment and other special charges in the second quarter of 2002 was a gain of $3 pre-tax on the sale of an investment.

    As at June 30, 2002, approximately 1,400 of a total of 2,500 employees had been terminated, consisting of approximately 400 employees in the fourth quarter of 2001 and 1,000 employees in the first six months of 2002.

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

    Total impairment charges of $278 consisted of a charge of $269 in 2001 and a charge of $9 in the first quarter of 2002 and related principally to buildings, machinery and equipment and some previously capitalized project costs. The charge consisted of $187 related to assets to be held and used and $91 for assets held for disposal.

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

    The impairment charge for assets held for disposal consisted of $40 for Bauxite, Alumina and Specialty Chemicals; $8 for Rolled Products, Americas and Asia; $31 for Rolled Products, Europe; and $12 for Packaging. In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken to identify high cost operations, excess capacity and non-core products. The charges principally related to the specialty chemicals plant at Burntisland, U.K. (Bauxite, Alumina and Specialty Chemicals); the extrusion operations in Malaysia and Thailand (Rolled Products, Americas and Asia); certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy (Rolled Products, Europe); and the Pharmatech rubber stopper and aluminum seals operations in the U.S. (Packaging). An impairment provision was recorded to bring the net book value to net realizable value. These assets are expected to be disposed of by the end of 2002. The assets held for disposal had:

    - sales and operating revenues of $290 in 2001 (Bauxite, Alumina and Specialty Chemicals - $40; Rolled Products, Americas and Asia - $30; Rolled Products, Europe - $90; Packaging - $130) and $64 and $140 in the second quarter and six months of 2002, respectively (Bauxite, Alumina and Specialty Chemicals - $9 and $19; Rolled Products, Americas and Asia - $3 and $13; Rolled Products, Europe - $24 and $50; and Packaging - $28 and $58).

    - net operating losses of $(20) in 2001 (Bauxite, Alumina and Specialty Chemicals - $(10); Packaging - $(10)) and $(4) and $(7) in the second quarter and six months of 2002, respectively (Bauxite, Alumina and Specialty Chemicals - $(3) and $(5); and Packaging $(1) and $(2)).

    - assets of $220 at December 2001 (Bauxite, Alumina and Specialty Chemicals
      - $20; Rolled Products, Americas and Asia - $20; Rolled Products, Europe - $100; Packaging - $80) and $190 at June 2002 (Bauxite, Alumina and Specialty Chemicals - $20; Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $90; and Packaging - $70).

    - liabilities of $130 at December 2001 (Bauxite, Alumina and Specialty Chemicals - $20; Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $30; Packaging - $70) and $130 at June 2002 (Bauxite, Alumina and Specialty Chemicals - $15; Rolled Products, Americas and Asia - $5; Rolled Products, Europe - $40; and Packaging - $70).

    The restructuring program is expected to be completed in 2002, with the exception of the shutdown of the cold mill at the Rogerstone plant in the U.K. in early 2003 and the closure of facilities at Glasgow, U.K. in mid-2003 as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. Of the reserve balance at June 30, 2002 of $105, approximately $13 will be paid out in 2003.

    The reserve balance and related cash payments for the restructuring and asset impairment charges consisted of :


                                                     IMPAIRMENT
                                                         OF
                                         SEVERANCE   LONG-LIVED
                                           COSTS       ASSETS       OTHER      TOTAL
                                         ---------   ----------    -------     -----
     2001:
     Charges                               112           269          30         411
     Cash payments                          (7)            -          (7)        (14)
     Non-cash charges                        -          (269)          -        (269)
                                          ----          ----        ----        ----
     Reserve balance as at December 31     105             -          23         128

     2002:
     Charges                                14             9           2          25
     Cash payments                         (28)            -          (4)        (32)
     Non-cash charges                       (5)           (9)         (2)        (16)
                                          ----          ----        ----        ----
     Reserve balance as at June 30          86             -          19         105
                                          ====          ====        ====        ====

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

    In the second quarter of 2002, a write-back of $4 pre-tax for a portion of the environmental reserve relating to spent potlining that is recoverable was recorded on the income statement in Restructuring, impairment and other special charges and on the balance sheet, in Other receivables.

    SPL, which is a waste material generated by the smelting process, needs to be treated in a safe and environmentally sound manner. The Company's objectives have been to find the best alternative to stockpiling SPL and various technical studies were carried out to identify treatment alternatives that are economically viable. Following these studies, which were completed in 2001, and in accordance with local laws and regulations, the Company intends to initiate a treatment program of all stored SPL. The liability of $150 reflected the Company's best estimate of the cost to treat the stored SPL in Quebec and to have the SPL in British Columbia treated by a third party. The amounts will be paid over the next twenty years.

    The liability of $96 relating to red mud and other disposal sites reflected the Company's best estimate of the cost of rehabilitation. Red mud is the normal residue associated with extracting alumina from bauxite. The charge represents the cost to fill and seal the sites.

6.  INTERIM INFORMATION BY OPERATING SEGMENT

    The following presents selected information by operating segment, viewed on a stand-alone basis. Effective January 1, 2002, a new operating management structure was put in place comprised of six operating segments. The six operating segments are Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products, Americas and Asia; Rolled Products, Europe; Engineered Products; and Packaging. Prior to 2002, there were four operating segments: Primary Metal; Aluminum Fabrication, Americas and Asia; Aluminum Fabrication, Europe; and Packaging. Comparative information has been restated to conform to the 2002 organizational structure. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products and Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on rolled, engineered and packaging products. The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company except that the pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Some corporate office and certain other costs have been allocated to the respective operating segments. The operating segments are described below.

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

    Intersegment and other

    This classification includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items.

    PERIODS ENDED JUNE 30

    SALES AND OPERATING REVENUES - INTERSEGMENT                               Second Quarter                 Six Months
                                                                            ------------------        ----------------------
                                                                            2002          2001          2002           2001
                                                                            -----        -----        -------          -----
    Bauxite, Alumina and Specialty Chemicals                                 187           207            374            389
    Primary Metal                                                            575           576          1,115          1,196
    Rolled Products, Americas and Asia                                        42            47             90             96
    Rolled Products, Europe                                                   83            80            153            192
    Engineered Products                                                        3            (5)             9             10
    Packaging                                                                  6            17             11             34
    Intersegment and other                                                  (896)         (922)        (1,752)        (1,917)
                                                                           -----         -----         ------         ------
                                                                               -             -              -              -
                                                                           =====         =====         ======         ======

    SALES AND OPERATING REVENUES - THIRD PARTIES                              Second Quarter                 Six Months
                                                                            ------------------        ----------------------
                                                                            2002          2001          2002           2001
                                                                            -----        -----        -------          -----
    Bauxite, Alumina and Specialty Chemicals                                111            113            212            253
    Primary Metal                                                           615            592          1,176          1,168
    Rolled Products, Americas and Asia                                      857            855          1,639          1,728
    Rolled Products, Europe                                                 474            452            885            947
    Engineered Products                                                     430            424            828            863
    Packaging                                                               698            720          1,372          1,461
    Other                                                                    14              6             24             12
                                                                          -----          -----         ------         ------
                                                                          3,199          3,162          6,136          6,432
                                                                          =====          =====         ======          =====


    EBITDA                                                                   Second Quarter                 Six Months
                                                                           -------------------          ---------------------
                                                                            2002          2001           2002           2001
                                                                           -----         -----          ------          -----
    Bauxite, Alumina and Specialty Chemicals                                  63             79            127            179
    Primary Metal                                                            211            208            425            457
    Rolled Products, Americas and Asia                                        94             76            186            162
    Rolled Products, Europe                                                   35             39             65             77
    Engineering Products                                                      27             24             54             58
    Packaging                                                                 93             92            169            178
                                                                           -----          -----          -----          -----

    EBITDA from operating segments                                           523            518          1,026          1,111

    Depreciation and amortization                                           (217)          (204)          (422)          (400)
    Restructuring, impairment
    and other special charges                                                 (7)             -            (21)             -
    Intersegment and other                                                   (28)           (37)           (74)          (155)
    Corporate office                                                         (26)           (18)           (50)           (32)
    Interest                                                                 (50)           (65)          (100)          (120)
    Income taxes                                                            (122)          (101)          (200)          (159)
    Minority interests                                                        (2)            (1)            (2)             -
                                                                           -----          -----          -----          -----
    NET INCOME BEFORE AMORTIZATION OF GOODWILL                                71             92            157            245
                                                                           -----          -----          -----          -----
    NET INCOME AFTER AMORTIZATION OF GOODWILL                                 71             74            157            209
                                                                           -----          -----          -----          -----

7.  GOODWILL AND ACQUIRED INTANGIBLE ASSETS

    GOODWILL

    The changes in the carrying amount of goodwill for the period ended June 30, 2002, are as follows:

                                              Balance                                                    Balance
                                               as at                                                      as at
                                             January 1,          Impairment                             June 30,
                                                2002               losses           Exchange              2002
                                            -----------          ----------         --------            --------
     Bauxite, Alumina and
     Specialty Chemicals                         543                  -                  -                  543
     Primary Metal                               426                  -                 33                  459
     Rolled Products, Europe                     163                163                  -                    -
     Engineered Products                         466                321                 12                  157
     Packaging                                 1,306                264                 63                1,105
     Other                                        21                  -                  -                   21
                                            -----------          ----------         --------            --------
     Total                                     2,925                748                108                2,285
                                            ===========          ==========         ========            ========


    There were no additions to goodwill in the six month period ended June 30, 2002.

    The Company completed a review to determine whether, at January 1, 2002, there was impairment in the goodwill balance. As a result of this review, an impairment loss of $748 was recognized as a charge to opening retained earnings in 2002. The adjustment reflects the decline in end-market conditions in the period from the algroup merger in October 2000 to January 1, 2002. The fair value of all reporting units was determined using discounted future cash flows.

    In 2001, changes in the carrying amount of goodwill for the year ended December 31, 2001 were as follows:

     Goodwill, net of accumulated amortization of $17 as at January 1, 2001                 2,669
     - Additions                                                                              394
     - Exchange                                                                               (62)
     - Amortization                                                                           (73)
     - Amount related to disposal of business                                                  (3)
                                                                                            -----
     Goodwill, net of accumulated amortization of $92 as at December 31, 2001               2,925
                                                                                            =====

    ACQUIRED AMORTIZED INTANGIBLE ASSETS

                                               June 30, 2002                              December 31, 2001
                                  --------------------------------------       --------------------------------------
                                   Gross                           Net          Gross                           Net
                                  Carrying      Accumulated        Book        Carrying      Accumulated        Book
                                   Amount       Amortization       Value        Amount       Amortization       Value
                                  --------      ------------       -----       --------      ------------       -----

     Trademarks                      138             16             122           127             11             116

     Patented and
     non-patented technology         214             25             189           198             16             182
                                  --------      ------------       -----       --------      ------------       -----

     Total                           352             41             311           325             27             298
                                  ========      ============       =====       ========      ============       =====

                                       18

    The aggregate amortization expenses for the second quarter and six months ended June 30, 2002 were $6 and $11 (excluding deferred translation gains of nil and $3), respectively. The estimated amortization expense for the five succeeding fiscal years is approximately $22 per year.

    There were no acquisitions of intangible assets in the six month period ended June 30, 2002.

    GOODWILL AND OTHER INTANGIBLE ASSETS


     For periods ended June 30                                     Second Quarter                           Six Months
                                                              --------------------------               ----------------------
                                                              2002                 2001                2002              2001
                                                              ------               -----               ----              ----

     Reported net income                                          71                  74                157               209
     Add : Goodwill amortization                                   -                  18                  -                36
                                                              ------               -----               ----              ----

     Adjusted net income                                          71                  92                157               245
                                                              ======               =====               ====              ====

     Basic earnings per share:
     Reported net income                                        0.22                0.23               0.48              0.64
     Goodwill amortization                                         -                0.05                  -              0.11
                                                              ------               -----               ----              ----

     Adjusted net income                                        0.22                0.28               0.48              0.75
                                                              ======               =====               ====              ====

     Diluted earnings per share:
     Reported net income                                        0.22                0.22               0.48              0.64
     Goodwill amortization                                         -                0.05                  -              0.11
                                                              ------               -----               ----              ----
     Adjusted net income                                        0.22                0.27               0.48              0.75
                                                              ======               ======              =====             ====


8.  INCOME TAXES

                                                                   Second Quarter                           Six Months
                                                              --------------------------               ----------------------
                                                              2002                 2001                2002              2001
                                                              ----                 ----                ----              ----
    Current                                                     86                   84                 161               169
    Deferred                                                    36                   17                  39               (10)
                                                              ----                 ----                ----              ----
                                                               122                  101                 200               159
                                                              ====                 ====                ====              ====

    The composite of the applicable statutory corporate income tax rates in Canada is 39.4% (40.1% for 2001). The difference between income taxes calculated at the Canadian composite rate and the amounts shown as reported is primarily attributable to exchange. In 2001, the difference is primarily attributable to lower tax rates in foreign jurisdictions and reduced rate or tax-exempt items, partially offset by the impact of potential future tax benefits that were not recognized since their realization is not likely.


9.  SUPPLEMENTARY INFORMATION

    STATEMENT OF CASH FLOWS                                       Second Quarter                           Six Months
    -----------------------                                  --------------------------               ----------------------
                                                              2002                 2001                2002              2001
                                                              ----                 ----                ----              ----
    Interest paid                                               61                   98                 118               161
    Income taxes paid                                          112                  126                  65               159

10.   LONG TERM DEBT

      On January 15, 2002, the Company redeemed all of its outstanding 8.875% $150 debentures originally due on January 15, 2022. The redemption was at a price of 104.15%. A loss of $6 was recorded in Other expenses - net in the first quarter of 2002.

      The new debt of $51 and $182 in the second quarter and six months of 2002, respectively, principally relates to an increase in commercial paper borrowings.

11.   COMMITMENTS AND CONTINGENCIES

      In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance of the power supply contract in the event that EPMI became unable to perform. This contingent obligation is subject to a maximum aggregate amount of $100, with mitigation and subrogation rights. On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex Corp., the BC Hydro affiliate which now holds the rights to the portion of the power supply contract transferred to EPMI, maintains that it has terminated the power supply contract and as result has filed a claim for $100 against Enron on March 15, 2002 as a necessary step prior to making the same claim against the Company. Neither Enron nor EPMI responded to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex Corp. The Company disputes its obligation to pay on the demand by Powerex Corp. and is currently defending itself in an arbitration initiated by Powerex Corp. with a hearing date scheduled for December 2002. The Company is unable to estimate reasonably the amount of the contingent loss which might arise in respect of this matter and is contesting the claim on substantive and procedural grounds as well as by reason of inadequate mitigation efforts. In any event, the Company is of the view that any residual obligations, which it may have as a result of its assignment of the power supply agreement to EPMI in 1997 would relate to the supply of power and not be in the form of a financial obligation.

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

12.   CAPITALIZATION OF INTEREST COSTS

      Total interest costs in the second quarter and six months of 2002 were $50 and $100 respectively (2001: $73 and $148) of which none were capitalized in 2002 (2001: $8 and $28).

13.   ACQUISITION OF A 20% INTEREST IN THE ALUMINERIE ALOUETTE CONSORTIUM

      On April 24, 2002, the Company announced that it had completed the acquisition of the Societe generale de financement (SGF) 20% interest in the Aluminerie Alouette consortium at a cost of approximately $172, subject to post-closing adjustments. The Company is in the process of determining the allocation of the purchase price in the accounts to the fair values of the assets acquired and liabilities assumed.

14.   PRIOR PERIOD AMOUNTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company reported second quarter earnings per share, excluding non-recurring items and foreign currency balance sheet translation effects, of US$0.46 per share compared to US$0.41 per share in the second quarter of 2001 and US$0.33 per share in the first quarter of 2002.

Including non-recurring items and foreign currency balance sheet translation effects, net income under Canadian generally accepted accounting principles
(GAAP) for the quarter was US$0.22 per share compared to US$0.23 per share in the second quarter of 2001 and US$0.26 per share in the previous quarter.

With aluminum prices unchanged from the first quarter, the Company's higher operating earnings were a direct result of its continued focus on cost control and improving volumes, while cash flows also reflected continued financial discipline.

The results for the second quarter of 2002 included a net non-recurring after-tax charge of US$8 million (US$0.03 per share) which related mainly to the restructuring program announced on October 17, 2001. The current quarter also included an after-tax US$70 million loss (US$0.21 per share) for foreign currency balance sheet translation effects resulting principally from the strengthening of the Canadian and Australian currencies against the U.S. dollar. Non-recurring after-tax charges and foreign currency balance sheet translation effects were US$54 million (US$0.18 per share) in the year-ago quarter and US$21 million (US$0.07 per share) in the first quarter of 2002.

For the first six months of 2002, net income per share under GAAP was US$0.48 compared to US$0.64 for the comparable period of 2001. Excluding non-recurring items and foreign currency balance sheet translation effects, earnings per share were US$0.79 compared to US$0.91 during the first six months of 2001.

CONSOLIDATED REVIEW

                                                                     SECOND QUARTER              SIX MONTHS         FIRST QUARTER
                                                                   ------------------         ----------------      -------------
(US$ millions, unless otherwise noted)                              2002         2001         2002         2001           2002
                                                                   -----        -----         ----        -----          -----

Sales & operating revenues                                          3,199        3,162        6,136        6,432          2,937

Shipments (thousands of tonnes)

     Ingot products1                                                  359          342          674          653            315
     Rolled products                                                  528          493        1,025        1,012            497
     Conversion of customer-owned metal                                95           87          170          178             75
     Aluminum used in engineered products & packaging                 152          129          278          300            126

Total aluminum volume                                               1,134        1,051        2,147        2,143          1,013

Ingot product realizations (US$ per tonne)                          1,536        1,628        1,518        1,651          1,497

Rolled product realizations (US$ per tonne)2                        2,311        2,409        2,278        2,427          2,250

Average London Metal Exchange 3-month price (US$ per tonne)         1,377        1,511        1,386        1,536          1,395

Net income excluding non-recurring items and foreign currency
balance sheet translation                                             149          128          256          291            107
     Non-recurring items                                               (8)         (17)         (15)         (87)            (7)
     Foreign currency balance sheet translation                       (70)         (37)         (84)           5            (14)

Net income including non-recurring items and foreign currency
balance sheet translation                                              71           74          157          209             86
Economic Value Added (EVA(R))                                        (167)        (110)        (365)        (158)          (198)

1 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities
2 Excluding conversion of customer owned metal
(R)EVA is a registered trademark of Stern, Stewart & Company



Largely as a result of higher volumes in most business segments, sales and operating revenues for the quarter increased by 1% compared to the year-ago quarter, despite significantly lower LME aluminum prices. As compared to the previous quarter, both higher shipments in all areas and slightly higher ingot and rolled product prices contributed to the increase in sales and operating revenues.

Total aluminum volume was 1,134 thousand tonnes (kt) in the quarter, compared to 1,051 kt a year earlier and to 1,013 kt in the preceding quarter. Year over year, the additional volume was from the new smelter in Alma, Quebec and the Company's newly acquired 20% interest in the Alouette smelter, also in Quebec. As compared to the previous quarter, the increase in volume was mainly due to additional metal purchased for resale and production from the Alouette smelter.

Ingot product realizations of US$1,536 per tonne fell by 6% from the year-ago quarter in line with a 9% decrease in the London Metal Exchange (LME) price. Compared to the previous quarter, ingot product realizations increased by 3% versus a 1% decrease in the LME price.

Rolled product realizations of US$2,311 per tonne were 4% lower than the year-ago quarter and 3% above the previous quarter.

For the quarter, the net income under GAAP of US$71 million compares to a net income of US$74 million in the year-ago quarter and to US$86 million in the previous quarter. The comparable results to the year-ago quarter were primarily due to improvements from the Company's restructuring and merger-related synergies programs, higher volumes, lower interest expense and the absence of goodwill amortization, offset by lower LME related ingot product realizations and the unfavourable effects of foreign currency balance sheet translation. As compared to the previous quarter, the US$15 million decrease was a result of higher volumes that were more than offset by the unfavourable effects of foreign currency balance sheet translation.

In 2002, the Company adopted the new accounting standard dealing with goodwill. As a result of this change in accounting, goodwill is no longer being amortized. This had a positive impact of US$0.05 per share in the second quarter and US$0.06 per share in the previous quarter. Also under this standard, the Company completed a review of goodwill and recorded an impairment charge of US$748 million as a reduction in opening retained earnings as of January 1, 2002. The adjustment reflects the decline in end-market conditions in the period from the algroup merger in October 2000 to January 1, 2002. This adjustment will have no impact on the future growth of the Company, nor will it affect its cash flow.

SEGMENT REVIEW

                                                                     SECOND QUARTER              SIX MONTHS           FIRST QUARTER
                                                                    ----------------          -----------------       -------------
(US$ millions)                                                      2002        2001          2002          2001           2002
                                                                    ----        ----          ----          ----           ----

EBITDA

     Bauxite, Alumina and Specialty Chemicals                         63          79           127           179            64
     Primary Metal                                                   211         208           425           457           214
     Rolled Products, Americas and Asia                               94          76           186           162            92
     Rolled Products, Europe                                          35          39            65            77            30
     Engineered Products                                              27          24            54            58            27
     Packaging                                                        93          92           169           178            76

EBITDA from operating segments                                       523         518         1,026         1,111           503

     Depreciation & amortization                                    (217)       (204)         (422)         (400)         (205)
     Restructuring, impairment and other special charges              (7)          -           (21)            -           (14)
     Intersegment and other                                          (28)        (37)          (74)         (155)          (46)
     Corporate offices                                               (26)        (18)          (50)          (32)          (24)
     Interest                                                        (50)        (65)         (100)         (120)          (50)
     Income taxes                                                   (122)       (101)         (200)         (159)          (78)
     Minority interests                                               (2)         (1)           (2)            -             -

Net income before goodwill amortization                               71          92           157           245            86

Net income after goodwill amortization                                71          74           157           209            86

Second quarter earnings before interest, taxes, depreciation and amortization (EBITDA) for Bauxite, Alumina and Specialty Chemicals were lower than in the previous year, reflecting lower selling prices for alumina and bauxite and the divestiture of Jamaican operations, partially offset by lower production costs. EBITDA of US$63 million was unchanged from the preceding quarter.

For Primary Metal, EBITDA of US$211 million increased slightly compared to the year-ago quarter due mainly to lower costs, better performance at the Alma smelter, as well as the addition of Alouette. These were largely offset by lower LME related ingot prices and the unfavourable effects of foreign currency balance sheet translation. Compared to the preceding quarter, EBITDA was essentially unchanged as higher volumes and prices were offset by the unfavourable effects of foreign currency balance sheet translation.

EBITDA for Rolled Products, Americas and Asia, at US$94 million, was 24% higher than in the previous year largely as a result of higher volumes in North America and Asia along with the effective implementation of ongoing cost reduction initiatives. Compared to the preceding quarter, EBITDA increased by 2% driven by volume increases in North America and Asia which more than offset the time lag in passing the change in metal prices to certain customers.

For Rolled Products, Europe, EBITDA at US$35 million was US$4 million lower than in the previous year. Beneficial effects of higher shipments and a stronger Euro were offset by metal valuation losses and higher wage settlements. Compared to the first quarter of 2002, EBITDA increased by US$5 million, due mainly to higher shipments and the strengthening Euro.

EBITDA for Engineered Products of US$27 million was US$3 million higher than in the previous year, with no change compared to the first quarter of 2002.

Packaging Group EBITDA of US$93 million was slightly improved over the same quarter in 2001 when market conditions were more robust, but represented a significant improvement over the US$76 million reported in the previous quarter. The improvement was driven both by recovering business volumes following the downturn of the last 3 quarters, the ramp-up of benefits from restructuring, other cost reduction programs and merger synergies, as well as a stronger Euro.

Depreciation and amortization of US$217 million was 6% higher than the year-ago quarter largely due to the Alma smelter which reached full capacity during the fourth quarter of 2001, as well as the acquisition of a 20% interest in the Alouette smelter. As compared to the previous quarter, depreciation and amortization was also 6% higher, partly due to the addition of Alouette.

The "Restructuring, impairment and other special charges" consisted mainly of provisions for a portion of the restructuring program announced in the fourth quarter of 2001, relating specifically to the closure of the Bracebridge cable plant in Ontario, Canada.

"Intersegment and other" includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items.

The Company's effective tax rate was 36% in the second quarter and 38% for the first half of 2002, excluding the effects of non-recurring items and foreign currency balance sheet translation.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash generated from operating activities during the first six months of 2002 was US$658 million compared to US$395 million in the comparable period of 2001. The improvement was due largely to tighter controls on working capital.

FINANCING ACTIVITIES

Cash from (used for) financing activities in the first six months of 2002 was US$(277) million compared to US$196 million in the same period in 2001. A net amount of US$186 million of debt was repaid during the period, including the redemption, in the first quarter, of the 8.875% US$150 million debentures that were originally due on January 15, 2022. Debt as a percent of invested capital at June 30, 2002 was 33%, compared to 32% at the end of the first quarter (restated to reflect the impact of the impairment of goodwill) and 34% at the end of the second quarter of 2001.

Interest expense, at US$50 million, decreased by US$15 million compared to the previous year reflecting lower interest rates and debt levels, partially offset by the fact that no interest was capitalized during the current quarter. Interest expense was the same as in the previous quarter.

INVESTMENT ACTIVITIES

Capital expenditures during the first six months of 2002 were US$262 million compared to US$497 million a year earlier. Capital expenditures were lower principally due to the completion of the Alma smelter, which reached full operation on September 30, 2001. Capital expenditures were considerably lower than depreciation expense for the second quarter and first six months of 2002. While the spending rate is expected to accelerate somewhat in the second half of the year, capital expenditures for the full year are expected to be below depreciation expense.

During the first six months of 2002, the Company received US$47 million (US$36 million in the first quarter) as net proceeds from the disposal of businesses, investments and other assets, including the sale of three company-owned ships and the sale of businesses which were announced in the fourth quarter of 2001 following a detailed portfolio review.

On April 24, 2002, the Company completed the acquisition of the Societe generale de financement (SGF) 20% interest in the Aluminerie Alouette Consortium at a cost of approximately US$172 million, subject to post-closing adjustments. The Company is in the process of determining the allocation of the purchase price in the accounts to the fair values of the assets acquired and liabilities assumed. Alouette is a first-class aluminum smelter located in Sept-Iles, Quebec with an annual capacity of 243,000 tonnes with a significant low-cost expansion potential.

CURRENCY HEDGING OF AUSTRALIAN DOLLAR

At June 30, 2002, the Company has hedged AUD $717 million of its future Australian dollar commitments in respect of its Australian dollar exposure, through forward exchange contracts and options maturing over the next two years.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 (3.1)     Amendments to the Articles

                 (3.2)     Amendments to By-Law No. 1A

                 (4)       Re-Confirmation of the Shareholder Rights Plan

                 (99) Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

           (b)    Reports on Form 8-K

           No reports were filed during the quarter ended 30 June 2002.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALCAN INC.




Dated: August 14, 2002                      By: /s/  Glenn R. Lucas
                                                ------------------------
                                                Glenn R. Lucas
                                                Vice President and Treasurer
                                                (A Duly Authorized Officer)

EXHIBIT INDEX


Exhibit
Number                                Description

(3.1)             Amendments to the Articles

(3.2)             Amendments to By-Law No. 1A

(4)               Re-Confirmation of the Shareholder Rights Plan

(99)              Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform
                  Act of 1995.  (Filed herewith.)