Form 10-Q
period 2002-09-30
ALCAN INC
filed 2002-11-13
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ✓    No ____

At September 30, 2002, the registrant had 321,308,059 shares of common stock (without nominal or par value) outstanding.

TABLE OF CONTENTS

PART I - Financial Information

        Item 1 - Financial Statements

        Notes To Interim Consolidated Financial Statements

        Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

        Item 4 - Controls and Procedures

PART II - Other Information

        Item 6 (a) - Exhibits

        Item 6 (b) - Report on Form 8-K

SIGNATURE

        Certification

PART I - FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more consolidated subsidiaries.

Item 1.  Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

Periods ended September 30	Third Quarter		Nine Months

(in millions of US$, except per share amounts)	2002	2001	2002	2001

		(restated-note 2)		(restated-note 2)
Sales and operating revenues	3,224	3,157	9,360	9,589
Costs and expenses
Costs of sales and operating expenses	2,546	2,484	7,397	7,535
Depreciation and amortization	213	204	635	604
Selling, administrative and general expenses	136	136	417	407
Research and development expenses	28	31	83	98
Interest (note 12)	52	70	152	190
Restructuring, impairment and other special
charges (note 5)	6	-	27	-
Other expenses (income) - net (notes 2 and 10)	(9)	(1)	41	121

	2,972	2,924	8,752	8,955

Income before income taxes and other items	252	233	608	634
Income taxes (note 8)	63	67	263	226

Income before other items	189	166	345	408
Equity income (loss)	(1)	(1)	2	2
Minority interests	3	3	1	3

Net income before amortization of goodwill	191	168	348	413
Amortization of goodwill (notes 2 and 7)	-	19	-	55

Net income	191	149	348	358
Dividends on preference shares	1	2	3	6
Net income attributable to
common shareholders	190	147	345	352

Net income per common share before
amortization of goodwill - basic	0.59	0.52	1.07	1.27
Amortization of goodwill per common share	-	0.06	-	0.17

Net income per common share - basic (note 3)	0.59	0.46	1.07	1.10

Net income per common share - diluted (note 3)	0.59	0.46	1.07	1.09

Dividends per common share	0.15	0.15	0.45	0.45

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS (unaudited)

Nine months ended September 30 (in millions of US$)	2002	2001

Retained earnings - beginning of period
As previously reported	4,095	4,290
Accounting changes (note 2)
· Unamortized exchange loss	(21)	(18)
· Impairment of goodwill as at January 1, 2002	(748)	-

As restated	3,326	4,272
Net income	348	358
Dividends
· Common	(144)	(143)
· Preference	(3)	(6)

Retained earnings - end of period	3,527	4,481

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (unaudited for 2002)

(in millions of US$)	September 30, 2002	December 31, 2001
		(restated - note 2)
ASSETS
Current assets
Cash and time deposits	131	119
Trade receivables
(net of allowances of $55 in 2002 and $52 in 2001)	1,367	1,216
Other receivables	414	532
Inventories
· Aluminum operating segments
· Aluminum	878	875
· Raw materials	405	413
· Other supplies	292	269

	1,575	1,557
· Packaging operating segment	396	393

	1,971	1,950

Total current assets	3,883	3,817

Deferred charges and other assets	728	716
Property, plant and equipment
· Cost (excluding Construction work in progress)	17,191	16,225
· Construction work in progress	706	613
· Accumulated depreciation	(7,869)	(7,136)

	10,028	9,702

Intangible assets, net of accumulated amortization
of $47 in 2002 and $27 in 2001 (note 7)	316	298
Goodwill (note 7)	2,292	2,925

Total assets	17,247	17,458

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited for 2002)

(in millions of US$)	September 30, 2002	December 31, 2001
		(restated - note 2)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,161	2,328
Short-term borrowings	386	555
Debt maturing within one year (note 10)	612	652

	3,159	3,535

Debt not maturing within one year (note 10)	3,042	2,884
Deferred credits and other liabilities	1,291	1,131
Deferred income taxes	1,090	1,006
Minority interests	139	132
Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
· Common shares	4,699	4,687
· Retained earnings	3,527	4,074
· Deferred translation adjustments	140	(151)

	8,366	8,610

	8,526	8,770

Commitments and contingencies (note 11)
Total liabilities and shareholders' equity	17,247	17,458

 The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Third Quarter		Nine Months

Periods ended September 30 (in millions of US$)	2002	2001	2002	2001

		(restated-note 2)		(restated-note 2)
Operating activities
Net income	191	149	348	358
Adjustments to determine cash from
operating activities:
Depreciation and amortization	213	204	635	604
Amortization of goodwill	-	19	-	55
Deferred income taxes	18	9	57	(1)
Asset impairment provisions	13	-	22	-
Loss on sale of businesses	-	-	-	122
Change in operating working capital
· Change in receivables	34	(4)	74	(85)
· Change in inventories	37	82	60	(22)
· Change in payables	(79)	(98)	(166)	(208)
· Total change in operating working capital

	(8)	(20)	(32)	(315)
Change in deferred charges,
other assets, deferred credits
and other liabilities - net	(20)	11	44	(64)
Other - net	13	3	4	11

Cash from operating activities	420	375	1,078	770

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC. INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

	Third Quarter		Nine Months

Periods ended September 30 (in millions of US$)	2002	2001	2002	2001

		(restated-note 2)		(restated-note 2)
Financing activities
New debt	503	9	685	1,828
Debt repayments	(542)	(170)	(734)	(1,476)

	(39)	(161)	(49)	352
Short-term borrowings - net	(13)	131	(189)	(143)
Common shares issued	2	1	12	58
Dividends
· Alcan shareholders
(including preference)	(49)	(50)	(147)	(149)
· Minority interests	(2)	(1)	(5)	(2)

Cash from (used for) financing activities	(101)	(80)	(378)	116

Investment activities
Property, plant and equipment	(163)	(232)	(425)	(729)
Business acquisitions (note 13)	(165)	-	(337)	(401)
Net proceeds from disposal of businesses,
investments and other assets	19	12	66	206

Cash used for investment activities	(309)	(220)	(696)	(924)
Effect of exchange rate changes on cash
and time deposits	-	10	8	-

Increase (decrease) in cash
and time deposits	10	85	12	(38)

Cash and time deposits - beginning of period	121	138	119	261

Cash and time deposits - end of period	131	223	131	223

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

An impairment of $748 was identified in the goodwill balance as at January 1, 2002 and was charged to opening retained earnings in 2002. Any further impairment arising subsequent to January 1, 2002 will be taken as a charge against income. As a result of the new standard, the Company no longer amortizes goodwill.  In 2001, the amounts of goodwill amortization for the third quarter and nine months were $19 and $55, respectively.

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

This standard has been applied retroactively and consequently, prior years' financial statements have been restated.  At December 31, 2001, Retained earnings have been decreased by $21 (2000: $18) and Deferred charges and other assets have been reduced by $21 (2000: $18). The transfer of an unamortized exchange loss of $21 (2000: $18) to Retained earnings from Deferred charges and other assets pertains to the long-term foreign currency denominated monetary assets and liabilities that existed at each year-end.

In the third quarter and nine months of 2002, an exchange loss of nil and $4 (2001: $2 and $4), respectively, on the translation of long-term foreign currency denominated monetary assets and liabilities, has been included in Other expenses (income) - net.

2.   ACCOUNTING CHANGES (cont'd)

Stock-based Compensation

The CICA issued a new standard relating to the measurement of stock options and other stock-based compensation effective January 1, 2002.  Starting in the third quarter, this standard is being applied to both options granted after January 1, 2002 and unvested options outstanding at that date. This standard, which has been applied prospectively, encourages but does not require that the fair value method be used for transactions with employees.  For the first and second quarter, the standard was applied only to options granted after January 1, 2002.  If this standard had also been applied to the unvested options outstanding as at January 1, 2002, net income would have been reduced in the first quarter by $6 (net income per common share - basic and diluted by $0.03) and in the second quarter by $1 (net income per common share - basic and diluted by nil).  The method used by the Company is consistent with these new requirements; therefore, the Company is continuing to account for stock options granted to employees in the same manner as previously done.  The Company will continue to provide the required disclosures in connection with the fair value method in its quarterly and annual financial statements. Stock compensation arrangements that can be settled in cash result in the recognition of compensation expense.  If the Company had elected to recognize compensation expense for the options using the fair value method prescribed by this accounting standard, net income would have been reduced by $2 and $9 for the third quarter and nine months ended September 30, 2002, respectively and net income per common share (basic and diluted) would have been reduced by nil and $0.03 for the third quarter and nine months ended September 30, 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the option grants in the third quarter and nine months of 2002: dividend yield of 1.63% and 1.65%; expected volatility of 36.01% and 35.74%; risk-free interest rate of 3.22% and 3.50%; respectively, and an expected life of 6 years.  The weighted average fair values of options granted in the third quarter and nine months of 2002 were $7.68 and $8.65 per share, respectively, and are being amortized over their respective vesting periods.

Hedging Relationships

The CICA issued an accounting guideline which establishes certain conditions for when hedge accounting may be applied and which is effective for fiscal years beginning on or after July 1, 2003.  The Company is studying the new guideline but has not yet determined its impact.

3. NET INCOME PER COMMON SHARE The following table outlines the calculation of basic and diluted net income per common share.
	Third Quarter		Nine Months

	2002	2001	2002	2001

Numerator for basic and diluted net income
per common share:
Net income attributable to common
shareholders (restated for 2001 - note 2)	190	147	345	352

Denominator (number of common shares in millions):
Denominator for basic net income per
common share - weighted average of
outstanding shares	321	321	321	320
Effect of dilutive stock options	1	1	2	1

Denominator for diluted net income per
common share - adjusted weighted average
of outstanding shares	322	322	323	321

Net income per common share - basic	0.59	0.46	1.07	1.10

Net income per common share - diluted	0.59	0.46	1.07	1.09

As at September 30, 2002, there were 321,308,059 (2001 : 320,844,342) common shares outstanding.

4.   RECONCILIATION OF CANADIAN AND U.S. GAAP

Differences relate principally to accounting for foreign currency translation, derivatives, post-retirement benefits, "available for sale" securities and goodwill impairment identified as at January 1, 2002.  Refer to the Company's 2001 Annual Report for an explanation of these differences, other than goodwill impairment, which is explained below.

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

FASB has issued Statement 143, "Accounting for Asset Retirement Obligations", which will be effective for the Company's fiscal year beginning on January 1, 2003.  The Company is studying this new standard but has not yet determined its impact.

FASB has recently issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities", which will be effective for the Company's fiscal year beginning on January 1, 2003.  The provisions of this new standard are generally to be applied prospectively.

4. RECONCILIATION OF CANADIAN AND U.S. GAAP (cont'd) Reconciliation of Canadian and U.S. GAAP
	Third Quarter		Nine Months

	2002	2001	2002	2001

Net income - as reported	191	149	348	358
Differences due to:
· Valuation of derivatives	(36)	(45)	18	(79)
· Other	5	-	5	5

Net income from continuing operations before
cumulative effect of accounting changes - U.S. GAAP	160	104	371	284
Cumulative effect on prior years of accounting changes
· Valuation of derivatives	-	-	-	(12)
· Impairment of goodwill	-	-	(748)	-

Net income (loss) - U.S. GAAP	160	104	(377)	272

Net income attributable to common shareholders
- as reported	190	147	345	352

Net income per common share - basic	0.59	0.46	1.07	1.10
Net income per common share - diluted	0.59	0.46	1.07	1.09
Net income attributable to common shareholders
from continuing operations before cumulative
effect of accounting changes - U.S. GAAP	159	102	368	278

Net income per common share - basic	0.49	0.32	1.14	0.87
Net income per common share - diluted	0.49	0.32	1.14	0.86
Net income (loss) attributable to common shareholders
- U.S. GAAP	159	102	(380)	266

Net income (loss) per common share - basic	0.49	0.32	(1.19)	0.83
Net income (loss) per common share - diluted	0.49	0.32	(1.19)	0.83

The financial statements for the first quarter of 2002 were restated to reflect the charge of $748 for the impairment of goodwill.  The restatement resulted in a net loss of $595 under U.S. GAAP for the first quarter (net loss per common share - basic and diluted - of $1.86).

	September 30, 2002		December 31, 2001

	As reported	U.S. GAAP	As reported	U.S. GAAP
			(restated - note 2)

Deferred charges and other assets	728	735	716	717
Intangible assets, net of accumulated
amortization	316	334	298	316
Payables and accrued liabilities	2,161	2,207	2,328	2,401
Deferred credits and other liabilities	1,291	1,637	1,131	1,364
Deferred income taxes	1,090	966	1,006	909
Retained earnings	3,527	3,546	4,074	4,070
Deferred translation adjustments	140	84	(151)	(207)

4. RECONCILIATION OF CANADIAN AND U.S. GAAP (cont'd)
	Third Quarter		Nine Months

Comprehensive income (loss)	2002	2001	2002	2001

Net income (loss)	160	104	(377)	272
Net change in unrealized deferred
translation adjustments	(2)	185	284	(16)
Net change in excess of market value over
book value of available-for-sale securities	-	(7)	10	4
Net change in minimum liability for
post-retirement benefits	-	-	(77)	-

Comprehensive income (loss)	158	282	(160)	260

	Nine Months

Accumulated other comprehensive loss	2002	2001

Accumulated other comprehensive loss - beginning of year	(347)	(61)
Net change in unrealized deferred translation adjustments	284	(16)
Deferred translation adjustments realized in net income	7	-
Net change in excess of market value over book value of available-for-sale securities	10	4
Net change in minimum liability for post-retirement benefits	(77)	-

Accumulated other comprehensive loss - September 30	(123)	(73)

As at September 30, 2002, Accumulated other comprehensive loss is comprised of deferred translation adjustments of $84, minimum pension liability of $(225) and unrealized gain on "available for sale" securities of $18.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES

Restructuring, impairment and other special charges of $657 pre-tax, which were recorded in the fourth quarter of 2001, included restructuring and asset impairment charges of $411 and other special charges of $246.

Restructuring and asset impairment charges

In the fourth quarter of 2001, the Company recorded charges of $411 pre-tax in Restructuring, impairment and other special charges as a result of a restructuring program aimed at safeguarding its competitiveness.  The aim of the restructuring program was twofold: to make the businesses more competitive in the face of the current economic difficulties; and to put them in the best position to meet future industry needs.  These aims are being achieved through cost reduction measures, exiting from non-core products and the consolidation of certain operations and are resulting in a series of plant sales, closures and divestments throughout the organization. The charges associated with this program consist of severance costs of $112 related to workforce reductions of approximately 2,200 employees, impairment of long-lived assets of $269 and other exit costs related to the shutdown of facilities of $30.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

The workforce reductions, which consist principally of manufacturing employees from all segments of the Company's worldwide operations, are comprised of:

  500 employees - Primary Metal (principally Canada)

  200 employees - Rolled Products, Americas and Asia

  400 employees - Rolled Products, Europe (U.K. and Italy)

  800 employees - Packaging (U.K., Canada, U.S. and other areas)

  300 employees - Other operating segments

In the third quarter of 2002, the Company recorded charges of $6 pre-tax in Restructuring, impairment and other special charges relating to the restructuring program announced in 2001.  Included in this charge are asset impairment provisions of $13  (relating primarily to the extrusion operations in Pieve, Italy (Engineered Products)); and severance costs of $6  (relating to the extrusion operations in Malaysia and the light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia) and cable operations in North America (Engineered Products)); and partly offset by income of $13 (primarily from the write-back of excess contract loss provisions upon settlement with the customer (Engineered Products)).  Corresponding workforce reductions of approximately 320 employees were comprised of 250 employees in Rolled Products Americas and Asia and 70 employees relating to previous provisions (40 employees relating to Bauxite, Alumina and Specialty Chemicals and 30 employees relating to Packaging).  Also, in this quarter, the Company completed the sale of certain glass packaging operations located in Park Hills, Missouri, and Mays Landing, Williamstown and Milville, New Jersey for proceeds of $15 equal to book value.  As well, the Company announced the sale of its rolled product circles production unit at its Pieve plant in Italy; the sale is expected to be finalized in the fourth quarter of 2002.

As at September 30, 2002, approximately 1,730 of a total of 2,820 employees had been terminated, consisting of approximately 400 employees in the fourth quarter of 2001 and 1,330 employees in the first nine months of 2002.

In the second quarter of 2002, the Company recorded additional severance charges of $14 pre-tax principally relating to the closure of its Bracebridge plant in Ontario, Canada (Engineered Products).  Included in the charge of $14 was a non-cash expense of $5 relating to pension costs.  Corresponding workforce reductions of approximately 300 employees were comprised of 200 employees in Engineered Products (including 162 employees relating to the closure of the Bracebridge plant) and 100 employees in Packaging.  Also recorded in the second quarter of 2002 was a gain of $3 pre-tax on the sale of an investment.

In the first quarter of 2002, the Company recorded charges of $14 pre-tax.  The charges consisted of impairment for long-lived assets of $9 related to the exit from non-core products at its Borgofranco plant in Italy (Rolled Products Europe) and a loss of $5 on the sale of the Company's extrusion operations in Thailand arising principally from the realization of deferred translation losses.

Total impairment charges of $291 consisted of a charge of $269 in 2001 ($218 for assets to be held and used and $51 for assets held for disposal) and charges of $9 in the first quarter of 2002 (assets to be held and used) and $13 in the third quarter of 2002 (asset to be held and used).  These charges related principally to buildings, machinery and equipment and some previously capitalized project costs.  The impairment charge recorded for Burntisland in 2001 has been reclassified from "Assets held for disposal" to "Assets held and used" in the third quarter to reflect the Company's decision to close, rather than sell, the Burntisland facility.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

The cumulative impairment charge of $240 for assets to be held and used consisted of $45 for Bauxite, Alumina and Specialty Chemicals; $22 for Primary Metal; $14 for Rolled Products, Americas and Asia; $79 for Rolled Products, Europe; $16 for Engineered Products; $43 for Packaging; and $21 for Other.  In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products.  The impairment charge for assets held and used arose as a result of negative projected cash flows and recurring losses.  The charges principally related to the cold mill at the Rogerstone plant in the U.K. (Rolled Products, Europe); the foil facilities at Glasgow, U.K. (Packaging); the specialty chemicals plant at Burntisland, U.K. (Bauxite, Alumina and Specialty Chemicals) and the engineered cast products plant in Quebec (Primary Metal).  An impairment provision was recorded to the extent that the net recoverable amount, which approximates fair value based on discounted cash flows, was below the net book value.

The cumulative impairment charge of $51 for assets held for disposal consisted of $8 for Rolled Products, Americas and Asia; $31 for Rolled Products, Europe; and $12 for Packaging.  In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products.  The charges principally related to the extrusion operations in Malaysia and Thailand (Rolled Products, Americas and Asia); certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy (Rolled Products, Europe); and the Pharmatech rubber stopper and aluminum seals operations in the U.S. (Packaging).  An impairment provision was recorded to bring the net book value to net realizable value. These assets are expected to be disposed of by the end of 2002.  The assets held for disposal had:

  sales and operating revenues of $250 in 2001 (Rolled Products, Americas and Asia - $30; Rolled Products, Europe - $90; Packaging - $130) and $57 and $178 in the third quarter and nine months of 2002, respectively  (Rolled Products, Americas and Asia - $3 and $16; Rolled Products, Europe - $24 and $74; and Packaging - $30 and $88);
  net operating losses of nil in 2001 and the third quarter and nine months of 2002 for Rolled Products, Americas and Asia and Rolled Products, Europe, and $(10) in 2001 and $(4) and $(6) in the third quarter and nine months of 2002, respectively, for Packaging;
  assets of $200 at December 2001 (Rolled Products, Americas and Asia - $20; Rolled Products, Europe - $100; Packaging - $80) and $100 at September 2002 (Rolled Products, Americas and Asia - $10; and Rolled Products, Europe - $90);
  liabilities of $110 at December 2001 (Rolled Products, Americas and Asia - $10; Rolled Products, Europe - $30; Packaging - $70) and $45 at September 2002 (Rolled Products, Americas and Asia - $5; and Rolled Products, Europe - $40).

The restructuring program is expected to be completed in 2002, with the exception of the closure of facilities at Glasgow, U.K. in mid-2003 and the shut-down of one of the two cold mills at the Fairmont, West Virginia plant in the first quarter for 2003, as scheduled per the Company's plans.  The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities.  Of the reserve balance at September 30, 2002 of $99, approximately $28 will be paid out in 2003.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

The reserve balance and related cash payments and receipts for the restructuring and asset impairment charges consisted of :

	Severance	Asset Impairment
2001:	Costs	Provisions	Other	Total

Charges	112	269	30	411
Cash payments	(7)	-	(7)	(14)
Non-cash charges	-	(269)	-	(269)

Reserve balance as at December 31	105	-	23	128

2002:
Charges	20	22	(2)	40
Cash (payments) receipts	(43)	-	2	(41)
Non-cash charges	(5)	(22)	(1)	(28)

Reserve balance as at September 30	77	-	22	99

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

6.   INTERIM INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. Effective January 1, 2002, a new operating management structure comprised of six operating segments was put in place.  The six operating segments are Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products, Americas and Asia; Rolled Products, Europe; Engineered Products; and Packaging.  Prior to 2002, there were four operating segments: Primary Metal; Aluminum Fabrication, Americas and Asia; Aluminum Fabrication, Europe; and Packaging. Comparative information has been restated to conform to the 2002 organizational structure. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products and Packaging groups.  Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on rolled, engineered and packaging products.  The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company except that the pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.  Some corporate office and certain other costs have been allocated to the respective operating segments. The operating segments are described below.

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

Rolled Products, Americas and Asia

This segment, which has an extensive network of 17 rolled products facilities in North and South America and Asia, manufactures sheet and light-gauge products, including can stock, automotive sheet and industrial products.  In addition, the segment has a well-established used beverage can recycling capability in North and South America.

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

Packaging

This segment has 79 plants in 15 countries and is focused on serving specific end-use markets: food, pharmaceutical, tobacco, cosmetics and some technical applications.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum as well as other non-operating items.

6. INTERIM INFORMATION BY OPERATING SEGMENT (cont'd)
Periods ended September 30

Sales and operating revenues - intersegment	Third Quarter		Nine Months

	2002	2001	2002	2001

Bauxite, Alumina and Specialty Chemicals	190	184	564	573
Primary Metal	559	520	1,674	1,716
Rolled Products, Americas and Asia	42	36	132	132
Rolled Products, Europe	88	82	241	274
Engineered Products	3	6	12	16
Packaging	6	15	17	49
Intersegment and other	(888)	(843)	(2,640)	(2,760)

	-	-	-	-

Sales and operating revenues - third parties	Third Quarter		Nine Months

	2002	2001	2002	2001

Bauxite, Alumina and Specialty Chemicals	117	131	329	384
Primary Metal	589	647	1,765	1,815
Rolled Products, Americas and Asia	862	817	2,501	2,545
Rolled Products, Europe	485	428	1,370	1,375
Engineered Products	412	404	1,240	1,267
Packaging	745	724	2,117	2,185
Other	14	6	38	18

	3,224	3,157	9,360	9,589

EBITDA	Third Quarter		Nine Months

	2002	2001	2002	2001

Bauxite, Alumina and Specialty Chemicals	78	67	205	246
Primary Metal	232	211	657	668
Rolled Products, Americas and Asia	86	77	272	239
Rolled Products, Europe	37	9	102	86
Engineering Products	23	29	77	87
Packaging	87	86	256	264

EBITDA from operating segments	543	479	1,569	1,590
Depreciation and amortization	(213)	(204)	(635)	(604)
Restructuring, impairment
and other special charges	(6)	-	(27)	-
Intersegment and other	(5)	44	(79)	(111)
Corporate office	(16)	(17)	(66)	(49)
Interest	(52)	(70)	(152)	(190)
Income taxes	(63)	(67)	(263)	(226)
Minority interests	3	3	1	3

Net income before amortization of goodwill	191	168	348	413

Net income after amortization of goodwill	191	149	348	358

7.   GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the period ended September 30, 2002, are as follows:

	Balance as at January 1, 2002	Impairment losses	Deferred Translation Adjustments	Balance as at September 30, 2002

Bauxite, Alumina and
Specialty Chemicals	543	-	-	543
Primary Metal	426	-	33	459
Rolled Products, Europe	163	163	-	-
Engineered Products	466	321	12	157
Packaging	1,306	264	70	1,112
Other	21	-	-	21

Total	2,925	748	115	2,292

There were no significant additions to goodwill in the nine month period ended September 30, 2002.

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

In 2001, changes in the carrying amount of goodwill for the year ended December 31, 2001 were as follows:

Goodwill, net of accumulated amortization of $17 as at January 1, 2001	2,669
· Additions	394
· Exchange	(62)
· Amortization	(73)
· Amount related to disposal of business	(3)

Goodwill, net of accumulated amortization of $92 as at December 31, 2001	2,925

Acquired amortized intangible assets
	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Trademarks	138	18	120	127	11	116
Patented and
non-patented technology	215	29	186	198	16	182
Other	10	-	10	-	-	-

Total	363	47	316	325	27	298

7.   GOODWILL AND ACQUIRED INTANGIBLE ASSETS (cont'd)

The aggregate amortization expenses for the third quarter and nine months ended September 30, 2002 were $6 and $17 (excluding deferred translation gains of nil and $3), respectively.  The estimated amortization expense for the five succeeding fiscal years is approximately $22 per year.

The acquisition of intangible assets amounted to $11 in both the third quarter and nine months ended September 30, 2002.

Goodwill and Other Intangible Assets

For periods ended September 30	Third Quarter		Nine Months

	2002	2001	2002	2001

Reported net income	191	149	348	358
Add: Goodwill amortization	-	19	-	55

Adjusted net income	191	168	348	413

Basic earnings per share:
Reported net income	0.59	0.46	1.07	1.10
Goodwill amortization	-	0.06	-	0.17

Adjusted net income	0.59	0.52	1.07	1.27

Diluted earnings per share:
Reported net income	0.59	0.46	1.07	1.09
Goodwill amortization	-	0.06	-	0.17

Adjusted net income	0.59	0.52	1.07	1.26

8.   INCOME TAXES

	Third Quarter		Nine Months

	2002	2001	2002	2001

Current	45	58	206	227
Deferred	18	9	57	(1)

	63	67	263	226

The composite of the applicable statutory corporate income tax rates in Canada is 39.1% (40.1% for 2001).  The difference between income taxes calculated at the Canadian composite rate and the amounts shown as reported is primarily attributable to exchange.  In 2001, the difference is primarily attributable to lower tax rates in foreign jurisdictions and exchange, partially offset by unrecorded tax benefits on losses.

9. SUPPLEMENTARY INFORMATION
Statement of Cash Flows	Third Quarter		Nine Months

	2002	2001	2002	2001

Interest paid	55	91	173	252
Income taxes paid	70	28	135	187

10.  LONG TERM DEBT

In September 2002, the Company issued $500 of 4.875% global notes due September 15, 2012.

On January 15, 2002, the Company redeemed all of its outstanding 8.875% $150 debentures originally due on January 15, 2022.  The redemption was at a price of 104.15%.  A loss of $6 was recorded in Other expenses (income) - net in the first quarter of 2002.

11.  COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party.  The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration.  In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance of the power supply contract in the event that EPMI became unable to perform.  This contingent obligation is subject to a maximum aggregate amount of $100, with mitigation and subrogation rights.  On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Powerex Corporation ("Powerex"), the BC Hydro affiliate which now holds the rights to the portion of the power supply contract transferred to EPMI, maintains that it has terminated the power supply contract and as result has filed a claim for $100 against Enron on March 15, 2002.  Neither Enron nor EPMI responded to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex.  The Company disputes its obligation to pay on the demand by Powerex and is currently defending itself in an arbitration initiated by Powerex with a hearing date scheduled for December 2002. The Company is unable to estimate reasonably the amount of the contingent loss which might arise in respect of this matter and is contesting the claim on substantive and procedural grounds as well as by reason of inadequate mitigation efforts.  In any event, the Company is of the view that any residual obligations, which it may have as a result of its assignment of the power supply agreement to EPMI in 1997 would relate to the supply of power and not be in the form of a financial obligation.

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

12.  CAPITALIZATION OF INTEREST COSTS

Total interest costs in the third quarter and nine months of 2002 were $52 and $152 respectively (2001: $72 and $220) of which none  were capitalized in 2002 (2001: $2 and $30).

13.  BUSINESS ACQUISITIONS - THE ALUMINERIE ALOUETTE CONSORTIUM

In the second quarter of 2002, the Company completed the acquisition of the Société générale de financement (SGF) 20% interest in the Aluminerie Alouette consortium at a cost of $172.  The business combination is accounted for using the purchase method of accounting and the results of operations are included in the Consolidated Financial Statements since acquisition.

Determination of fair values was based on valuations performed by independent appraisers and consultants.  The purchase price of $172 was allocated based on the assigned fair values of the assets acquired and liabilities assumed as follows:

Current assets	20
Deferred charges and other assets	1
Property, plant and equipment	152
Intangible assets	11

184
Current liabilities	4
Deferred credits and other liabilities	8

Fair value of net assets	172

On September 17, 2002, the Company announced that it had completed the acquisition of Corus Group plc's 20% interest in the Aluminerie Alouette consortium at a cost of approximately $165, subject to post-closing adjustments.  This brings the Company's ownership of Alouette to 40%. The business combination is accounted for using the purchase method of accounting and the results of operations are included in the Consolidated Financial Statements since acquisition.  The Company is in the process of determining the allocation of the purchase price of $165 to the fair values of the assets acquired and liabilities assumed.

On September 30, 2002, the five shareholders of the Aluminerie Alouette consortium announced their final approval of the plant expansion in Sept-Îles, Québec.  Alcan's share of the cost will be approximately $350.  Construction will begin in the spring of 2003.

14.  PRIOR PERIOD AMOUNTS

       Certain prior period amounts have been reclassified to conform with the 2002 presentation.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements.  These interim results are not necessarily indicative of results for the full year.

Item 2.  Management's discussion and analysis of financial conditions and results of operations.

The Company reported third quarter earnings per share, excluding non-recurring items and foreign currency balance sheet translation effects, of US$0.47 per share compared to US$0.37 per share in the third quarter of 2001 and US$0.46 per share in the second quarter of 2002.

Including non-recurring items and foreign currency balance sheet translation effects, net income under Canadian generally accepted accounting principles (GAAP) for the quarter was US$0.59 per share compared to US$0.46 per share in the third quarter of 2001 and US$0.22 per share in the second quarter of 2002.

The results for the third quarter of 2002 included net non-recurring after-tax charges of US$16 million (US$0.05 per share) which related mainly to an asset impairment charge and increases to legal provisions.  The current quarter also included an after-tax US$55 million gain (US$0.17 per share) for foreign currency balance sheet translation effects.  Non-recurring after-tax charges and foreign currency balance sheet translation effects in the year-ago quarter were a net gain of US$30 million (US$0.09 per share) and a loss in the second quarter of US$78 million (US$0.24 per share).

For the first nine months of 2002, net income per share under GAAP was US$1.07 compared to US$1.10 for the comparable period of 2001.  Excluding non-recurring items and foreign currency balance sheet translation effects, earnings per share were US$1.26 compared to US$1.28 during the first nine months of 2001.

Consolidated Review

	THIRD QUARTER		NINE MONTHS		SECOND QUARTER
(US$ millions, unless otherwise noted)	2002	2001	2002	2001	2002

Sales & operating revenues	3,224	3,157	9,360	9,589	3,199
Shipments (thousands of tonnes)
Ingot products[1]	359	373	1,033	1,026	359
Rolled products	530	474	1,555	1,486	528
Conversion of customer-owned metal	102	84	272	262	95
Aluminum used in engineered products & packaging	140	118	418	418	152
Total aluminum volume	1,131	1,049	3,278	3,192	1,134
Ingot product realizations (US$ per tonne)	1,495	1,575	1,510	1,623	1,536
Rolled product realizations (US$ per tonne)[2]	2,316	2,379	2,290	2,412	2,311
Average London Metal Exchange (LME) 3-month price (US$ per tonne)	1,329	1,405	1,367	1,493	1,377
Net income excluding non-recurring items and foreign currency balance sheet translation	152	119	408	410	149
Non-recurring items	(16)	-	(31)	(87)	(8)
Foreign currency balance sheet translation	55	30	(29)	35	(70)
Net income including non-recurring items and foreign currency balance sheet translation	191	149	348	358	71
Economic Value Added (EVAâ)[3]	(118)	(111)	(483)	(269)	(167)

1 Includes primary and secondary ingot and scrap, as well as shipments resulting from metal trading activities
2 Excluding conversion of customer owned metal
3In 2002, the company changed its cost of capital and other assumptions.  If it had used these same assumptions in 2001, the third quarter and nine-month EVA would have been US$(140) and US$(397), respectively
®EVA is a registered trademark of Stern, Stewart & Company

As a result of increased shipments, sales and operating revenues for the quarter improved by 2% compared to the year-ago quarter, despite much lower LME aluminum prices.  As compared to the previous quarter, changes in product mix, including slightly higher volumes in rolled products, were largely offset by lower ingot prices.

Total aluminum volume was 1,131 thousand tonnes (kt) in the quarter, compared to 1,049 kt a year earlier and to 1,134 kt in the preceding quarter.  Year over year, the additional volume was largely from the new smelter in Alma, Quebec and the Company's interest in the Alouette smelter, also in Quebec. There was little change in aluminum volume compared to the previous quarter.

Ingot product realizations of US$1,495 per tonne fell by 5% from the year-ago quarter in line with a 5% decrease in the London Metal Exchange (LME) price. Compared to the previous quarter, both ingot product realizations and LME prices decreased by 3%.

Rolled product realizations of US$2,316 per tonne were 3% lower than the year-ago quarter in line with the decrease in LME prices.  They were slightly improved as compared to the previous quarter with the strengthening of certain sectors in Europe and North America offsetting the impact of LME prices.

For the quarter, net income under GAAP of US$191 million compares to a net income of US$149 million in the year-ago quarter and to US$71 million in the previous quarter.  The improved results from the year-ago quarter were due to the execution of the Company's restructuring and merger-related synergies programs, higher volumes, lower interest expense and the absence of goodwill amortization, offset in part by lower LME related ingot product realizations.  The US$120 million increase over the previous quarter was largely a result of favourable effects of foreign currency balance sheet translation.

Segment Review

	THIRD QUARTER		NINE MONTHS		SECOND QUARTER
(US$ millions)	2002	2001	2002	2001	2002
EBITDA
Bauxite, Alumina and Specialty Chemicals	78	67	205	246	63
Primary Metal	232	211	657	668	211
Rolled Products, Americas and Asia	86	77	272	239	94
Rolled Products, Europe	37	9	102	86	35
Engineered Products	23	29	77	87	27
Packaging	87	86	256	264	93
EBITDA from operating segments	543	479	1,569	1,590	523
Depreciation & amortization	(213)	(204)	(635)	(604)	(217)
Restructuring, impairment and other special charges	(6)	-	(27)	-	(7)
Intersegment and other	(5)	44	(79)	(111)	(28)
Corporate offices	(16)	(17)	(66)	(49)	(26)
Interest	(52)	(70)	(152)	(190)	(50)
Income taxes	(63)	(67)	(263)	(226)	(122)
Minority interests	3	3	1	3	(2)
Net income before goodwill amortization	191	168	348	413	71
Net income after goodwill amortization	191	149	348	358	71

Third quarter earnings before interest, taxes, depreciation and amortization (EBITDA) of US$78 million for Bauxite, Alumina and Specialty Chemicals were 16% higher than in the previous year.  This was mainly due to lower production costs and higher volumes, partially offset by lower selling prices for bauxite and alumina.  Compared to the preceding quarter, EBITDA increased by 24% mainly because of higher volumes, again partially offset by lower selling prices.  Furthermore, the second quarter included losses on foreign currency balance sheet translation while the third quarter of 2002 included gains.

For Primary Metal, EBITDA of US$232 million increased by 10% compared to the year-ago quarter due mainly to higher volumes and lower operating costs, resulting from restructuring initiatives and merger synergies. These favourable variances were partially offset by lower LME related ingot prices.  Compared to the preceding quarter, EBITDA increased by 10% as continued lower operating costs and favourable effects of foreign currency balance sheet translation, were partially offset by lower LME related ingot prices.

EBITDA for Rolled Products Americas and Asia, at US$86 million, was 12% higher than in the previous year largely as a result of higher volumes in North America and Asia along with the effective implementation of ongoing initiatives to reduce costs.  These positive factors were partially offset by unfavourable currency effects in Korea and in Brazil.  Compared to the preceding quarter, EBITDA decreased by 9% as favourable volume increases in North and South America were more than offset by the negative impact of metal price movements and exchange rate changes, again in Asia and in Brazil.

Rolled Products Europe EBITDA at US$37 million was well above the previous year due mainly to a 16% increase in shipment volumes combined with a higher value mix of products resulting from portfolio optimization.  Cost reduction initiatives held expense levels flat. The third quarter EBITDA was on par with the previous quarter.

EBITDA for Engineered Products of US$23 million was US$6 million below the previous year due largely to the weakening of both the cable market in North America and extruded product markets in Europe. EBITDA was US$4 million below the second quarter because of lower seasonal volumes.

Packaging Group EBITDA of US$87 million was US$1 million better than the same quarter in 2001 and US$6 million lower than the previous quarter. The 2002 third quarter results included higher operating losses from the since-divested Molded Glass operations.

Depreciation and amortization of US$213 million was 4% higher than the year-ago quarter largely due to the Alma smelter which reached full capacity during the fourth quarter of 2001, as well as the acquisition of an interest in the Alouette smelter.  Depreciation and amortization were comparable to the previous quarter.

The "Restructuring, impairment and other special charges" consisted mainly of asset impairment and severance charges, partially offset by certain one-time gains.

"Intersegment and other" includes the realization or deferral of profits on intersegment sales of aluminum as well as other non-operating items.  Decreasing LME prices and declining inventories result in profits being realized on intersegment sales of aluminum.  The third quarter of 2002 included additional charges for pensions as compared to the previous year, as well as an increase to legal provisions.

The Company's effective tax rate was 37% in both the third quarter and the first nine months of 2002, excluding the effects of non-recurring items and foreign currency balance sheet translation.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities during the first nine months of 2002 was US$1,078 million compared to US$770 million in the comparable period of 2001.  The improvement was due largely to tighter controls on working capital.

Financing Activities

Cash from (used for) financing activities in the first nine months of 2002 was US$(378) million compared to US$116 million in the same period in 2001.  A net amount of US$238 million of debt was repaid during the period, including the redemption, in the first quarter, of the 8.875% US$150 million debentures that were originally due on January 15, 2022.  In the third quarter of 2002, the Company issued US$500 million of 4.875% global notes due September 15, 2012.  Debt as a percent of invested capital at September 30, 2002 was 32%, compared to 33% at the end of second quarter and 34% at the end of the third quarter of 2001.

Interest expense, at US$52 million, decreased by US$18 million compared to the previous year reflecting lower interest rates and debt levels.  There was little change in interest expense quarter on quarter.

Investment Activities

Capital expenditures during the first nine months of 2002 were US$425 million compared to US$729 million a year earlier.  Capital expenditures were lower principally due to the completion of the Alma smelter, which reached full operation on September 30, 2001.  Capital expenditures were considerably lower than depreciation expense for the third quarter and first nine months of 2002.  Capital expenditures for the full year are expected to be below depreciation expense.

During the first nine months of 2002, the Company received US$66 million (US$47 million in the first half) as net proceeds from the disposal of businesses, investments and other assets, including the sale of three company-owned ships and the sale of certain small businesses.

On September 17, 2002, the Company announced that it had completed the acquisition of Corus Group plc's 20% interest in the Aluminerie Alouette consortium at a cost of approximately US$165 million subject to post-closing adjustments.  This brings the Company's ownership of Alouette to 40%. The Company is in the process of determining the allocation of the purchase price in the accounts to the fair values of the assets acquired and liabilities assumed.

On September 30, 2002, the five shareholders of the Aluminerie Alouette consortium announced their final approval of the plant expansion from 243 kt to 550 kt per year.  Alcan's share of the cost will be approximately US$350 million and will be incurred over a three-year period.  Construction will begin in the spring of 2003.

Currency Hedging of Australian Dollar

At September 30, 2002, the Company has hedged AUD$627 million of its future Australian dollar commitments in respect of its Australian dollar exposure, through forward exchange contracts and options maturing over the next two years.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in Canada and the United States requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to the accounting for future employee benefits, environmental and other provisions and contingencies, tax matters, and the testing of goodwill for impairment. These estimates, which are reviewed on an ongoing basis, are based on the best judgement of management taking into account historical experience and other information that is available at the time that is believed to be reasonable under the circumstances.  However, the actual results could differ from those estimates.  A summary of the company's significant accounting policies is included in note 2 to the consolidated financial statements contained in the 2001 Annual Report.

Cautionary Statement

Readers are cautioned that forward looking statements contained in this Management' Discussion and Analysis should be read in conjunction with "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No. 99.

Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Items 1. through 5.

The registrant has nothing to report under these items.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

        (3)        Restated Articles of Incorporation

        (99)     Cautionary statement for purposes of the "Safe Harbor" provisions of the Private
                    Securities Litigation Reform Act of 1995. (Filed herewith)

(b)   Report on Form 8-K

A report on Form 8-K was filed on 10 September 2002 under Item 5 thereof, reporting that Alcan closed the sale of USD 500,000,000 principal amount of its 4.875% global notes due 2012 pursuant to an underwritten offering under Registration Statement No. 333-85998 on Form S-3 filed under the Securities Act of 1933, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    ALCAN INC.

Dated: November 13, 2002	By: /s/ Denis G. O'Brien
Denis G. O'Brien
Assistant Chief Financial Officer
(Acting Controller)

By: /s/ Roy Millington
Roy Millington
Corporate Secretary
(A Duly Authorized Officer)

CERTIFICATION

I, Travis Engen, President and Chief Executive Officer of Alcan Inc. ("Alcan"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alcan;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Travis Engen Travis Engen President and Chief Executive Officer

CERTIFICATION

I, Geoffery E. Merszei, Executive Vice President and Chief Financial Officer of Alcan Inc. (''Alcan''), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alcan;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Geoffery E. Merszei Geoffery E. Merszei Executive Vice President andChief Financial Officer

EXHIBIT INDEX

Exhibit
Number              Description

(3)                     Restated Articles of Incorporation

(99)                   Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities
                         Litigation Reform Act of 1995.  (Filed herewith.)