Form 10-K
period 2002-12-31
ALCAN INC
filed 2003-03-27
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ x ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended 31 December 2002

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-3677

 Alcan Inc.

Incorporated in:	I.R.S. Employer Identification No.:
Canada	Not applicable
1188 Sherbrooke Street West,
Montreal, Quebec, Canada H3A 3G2
Telephone: (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title	Name of each exchange on which registered

Common Shares without nominal or par value	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

4 7/8% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes  x   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

The aggregate market value of the voting stock
held by non-affiliates:	USD12,054 million, as of 28 June 2002

Common Stock of Registrant outstanding:	321,640,894 Common Shares,
as of 24 March 2003

Documents incorporated by reference:	Portions of the Annual Report to security holders for the fiscal year ended 31 December 2002 (Parts I, II and IV)

Portions of the Management Proxy Circular for the Annual Meeting to be held on 24 April 2003 (Parts III and IV)

PART I

In this report, unless the context otherwise requires, the following definitions apply:

"Alcan", "Company" or "Registrant" means Alcan Inc. and, where applicable, one or more Subsidiaries,

"Algroup" means Alusuisse Group Ltd. (now Alcan Holdings Switzerland Ltd., a Subsidiary of Alcan following the Combination),

"Annual Report" means Alcan's Annual Report to shareholders for the year ended 31 December 2002,

"Combination" means the process by which Algroup became a Subsidiary of Alcan on 17 October 2000, through the completion of a share exchange offer by Alcan for the shares of Algroup,

"Dollars" or "$" means U.S. Dollars, unless otherwise specified,

"EVA®" Economic Value Added is the registered trademark of Stern Stewart & Co. and a key measure of financial performance.  EVA represents the difference between the return on capital and the cost of using that capital over the same period,

"Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation,

"LME" means the London Metal Exchange,

"Management Proxy Circular" means the management proxy circular for Alcan's Annual Meeting of Shareholders to be held on 24 April 2003,

"Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management, but does not include a company in a Joint Venture,

"Subsidiary" means a company controlled, directly or indirectly, by Alcan,

"tonne" means a metric tonne of 1,000 kilograms or 2,204.6 pounds, and

"UBC" means a used beverage can.

Unless otherwise expressly indicated, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form is incorporated by reference to the Annual Report and to the Management Proxy Circular.  Such information is specifically identified herein, including by the reference "See Annual Report..." or "See Management Proxy Circular...".  With the exception of such information specifically incorporated by reference, the Annual Report and the Management Proxy Circular are not to be deemed filed as part of this Form 10-K Report.  Information incorporated by reference is considered to be part of this report, and information filed later with the SEC will automatically update and supersede this information.

Special Note Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Report are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Terms such as ''believes'', ''expects'', ''may'', ''will'', ''could'', ''should'', ''anticipates'', ''estimates'' and ''plans'' and the negatives of and variations on terms such as these signify forward-looking statements.  Because these forward-looking statements include risks and uncertainties, readers are cautioned that actual results may differ materially from the results expressed in or implied by the statements.

Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

  changes in global aluminum supply and demand conditions;
  changes in aluminum ingot prices;
  changes in raw materials costs and availability;
  changes in the relative values of various currencies;
  cyclical demand and pricing within the principal markets for Alcan's products;
  changes in government regulations, particularly those affecting environmental, health or safety compliance;
  fluctuations in the supply of and prices for power in the areas in which Alcan maintains production facilities;
  the effect of integrating acquired businesses and the ability to attain expected benefits;
  potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war;
  the effect of international trade disputes on Alcan's ability to import materials, export its products and compete internationally;
  relationships with and financial and operating conditions of customers and suppliers;
  economic, regulatory and political factors within the countries in which Alcan operates or sells products; and
  factors affecting Alcan's operations, such as litigation, labour relations and negotiations and fiscal regimes.

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

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Alcan files annual, quarterly and special reports and other information with the SEC.  Any document so filed can be viewed at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Alcan's SEC filings are also available to the public over the Internet at the SEC's web site at http://www.sec.gov or through Alcan's website at http://www.alcan.com

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in many aspects of the aluminum and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, production of specialty chemicals, power generation, aluminum smelting, manufacturing, recycling, packaging, as well as related research and development.  Alcan employs approximately 48,000 people.

In the 100 years since it was established, Alcan has developed a unique combination of competitive strengths. Alcan is a multicultural and multilingual market-driven company reflecting the differing corporate and social characteristics of the 38 countries in which it operates. Alcan is one of the most international aluminum and packaging companies and is the foremost global producer and marketer of rolled aluminum products.

1.          OVERVIEW OF OPERATING SEGMENTS

In November 2001, the Company announced the realignment of its operating management structure from four to six Business Groups, each responsible for the value creation of the different business units of which they are comprised. The new operating management structure became effective 1 January 2002.

The six operating segments are Alcan's six Business Groups:

Bauxite, Alumina and Specialty Chemicals, headquartered in Montreal, Canada comprising Alcan's worldwide activities related to bauxite mining, alumina refining and the production of specialty chemicals, operating seven bauxite mines and deposits in five countries and five alumina plants in three countries;

Primary Metal, also headquartered in Montreal, comprising smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services and trading operations for alumina and aluminum, operating or having interests in 16 smelters in seven countries;

Rolled Products Americas and Asia, headquartered in Cleveland, U.S.A. encompassing aluminum sheet and light gauge products, operating 16 plants in six countries;

Rolled Products Europe, headquartered in Zurich, Switzerland comprising aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock operating 11 plants in four countries;

Engineered Products, also headquartered in Zurich, producing fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, building, display, electromechanical and other industrial markets, as well as sales and service centres throughout Europe, operating 47 plants in 17 countries; and

Packaging, also headquartered in Zurich, consisting of Alcan's worldwide food flexible, foil, specialty, pharmaceutical and cosmetics packaging businesses, operating 76 plants in 14 countries.

Alcan's corporate head office, located in Montreal, focuses on strategy development, while overseeing governance, policy, legal, compliance, human resources and finance matters.

Following the Combination and up to 31 December 2001, the four operating segments were:

Primary Metal, focusing on bauxite, alumina and specialty chemicals operations, the primary aluminum smelting facilities, power generation and the trading operations for alumina and aluminum.

Aluminum Fabrication, Americas and Asia, comprising the fabrication of aluminum sheet and light gauge rolled products as well as rod, cable and wire.

Aluminum Fabrication, Europe, comprising the European fabrication of rolled and engineered products.

Packaging, comprising Alcan's food flexible, foil, specialty, pharmaceutical, tobacco and cosmetics packaging businesses.

See Annual Report, pages 75 to 77, Note 28 to the Consolidated Financial Statements for selected information by operating segment.

Information is included for the current or an earlier period under the new basis consisting of six segments.  Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2.          HISTORY / RECENT DEVELOPMENTS

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

In 2000, Alcan entered into a combination agreement with Algroup which consisted of an independent exchange offer of Alcan's common shares for all of the outstanding shares of Algroup.  On 17 October 2000, after clearance from competition authorities, the Combination was completed with Alcan acquiring over 99% of the shares of Algroup by virtue of its exchange offer.  Alcan acquired the remaining shares in Algroup in 2001 by virtue of statutory right and caused Algroup to de-list from the Swiss Stock Exchange.

Today, Alcan is a multinational company engaged in all aspects of the aluminum and packaging industries on an international scale.

In the past two years Alcan reported the following major events related to its business and corporate governance:

Following Jacques Bougie's resignation as Chief Executive Officer on 10 January 2001, the Board of Directors appointed W.R.C. (Bill) Blundell as interim President and Chief Executive Officer.  Effective 12 March 2001, Travis Engen, previously chairman and chief executive officer of ITT Industries, Inc. and a non-executive Director of the Company, was appointed as President and Chief Executive Officer of Alcan.

On 1 February 2001, Alcan announced that it had completed the $393 million acquisition of the remaining 30% interest in the Gove alumina refinery and related bauxite mine in Australia. On 12 February 2003, the Company announced a definitive feasibility study, a significant step towards a potential expansion of alumina production capacity at Gove. The proposed expansion would increase the capacity of the refinery from 2 million tonnes per year to 3.5 million tonnes per year using proprietary Alcan technology to increase operating efficiency.

On 1 March 2001, Alcan changed its corporate name from Alcan Aluminium Limited to Alcan Inc. to reflect the Company's increasingly diversified product mix and global character.

On 17 April 2001, the Company announced the retirement of Suresh Thadhani, Executive Vice President and Chief Financial Officer. Subsequently, on 28 June 2001, the Company announced the appointment of Geoffery E. Merszei to the position of Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Merszei had been vice president and treasurer of The Dow Chemical Company.

On 27 April 2001, Alcan, in response to the conditions imposed by the European Commission in respect of the Combination, announced the sale of the Martinswerk, Germany, plant to Albermarle Corporation of Richmond, Virginia, U.S.A.  As well, on 30 May 2001, the Palco foil container plant, located in Madrid, Spain, was sold to Aliberico S.A. of Spain and 12 presses for smooth wall containers in Ohle, Germany were sold to Alupak AG of Switzerland. On 18 June 2001, the Company announced the sale of its lithographic sheet production plant, Star Litho, located in the U.K. to Elval Hellenic Aluminium Industry S.A. of Greece.

On 31 May 2001, the Company completed the sale of its bauxite and alumina operations in Jamaica to Glencore AG, a privately held company based in Switzerland. These assets comprise two alumina refineries and related bauxite reserves and mine sites.

In October 2001, in light of increased competitive pressures and market outlook, the Company announced a restructuring program that would result in a series of plant sales, closures and divestments as well as a reduction of approximately 6% of the workforce. As part of this, changes were effected to the rolled products businesses in the U.K. and Italy as well as to the aluminum foil activities in the U.K. and Switzerland.

On 20 November 2001, the Company announced the establishment of the Office of the President  and a realigned operating management structure comprised of six business groups and four corporate functions.  The Office of the President, which is based at the Company's Corporate Head Office in Montreal, includes Travis Engen, President and Chief Executive Officer and Executive Vice Presidents Richard B. Evans and Brian W. Sturgell. It was intended that the new organizational and management structure effective 1 January 2002 will substantially raise Alcan's performance, move the Company closer to its markets and improve its responsiveness.

In February 2002, Alcan announced that it had concluded an agreement with the Société générale de financement du Québec (SGF) to purchase for approximately $165 million a 20% interest in the Aluminerie Alouette consortium, which operates a 243,000 tonne aluminum smelter in Sept-Iles, Quebec, Canada. The transaction was completed on 24 April 2002.

On 21 March 2002, the Board announced the appointment of Mr. L. Yves Fortier as a Director.  He was subsequently elected as a Director at the Annual Meeting of Shareholders on 25 April 2002, and  became Chairman of the Board.  Mr. Fortier is chairman and a senior partner of the law firm Ogilvy Renault in Montreal. Also at the Annual Meeting on 25 April 2002, Mr. Roland Berger was elected as a Director. Mr. Berger is chairman and global managing partner of Munich-based Roland Berger Strategy Consultants.

On 22 March 2002, the Company received a demand for payment in the amount of $100 million from Powerex Corp. (a subsidiary of BC Hydro) ("Powerex") (see section entitled "Legal Proceedings" on page 25 of this report.)  On 17 January 2003, the Company received a decision following arbitration hearings held in December 2002 on a contractual dispute between Powerex and Alcan. The arbitrator confirmed Powerex's claim for $100 million.  A standstill agreement currently is in effect whereby Alcan and Powerex have agreed that no action will be taken to set aside or enforce the arbitrator's decision pending discussions between the parties.

On 6 June 2002, Alcan announced an agreement in principle to form a joint venture with Qingtongxia Aluminum Company (QTX), for participation in its smelter. The proposed joint venture is an opportunity for Alcan to acquire a 50% ownership position in the 130,000 tonne aluminum smelter located in the Ningxia Autonomous Region, China. In addition, Alcan has an option to secure a 50% interest in the planned and approved 150,000 tonnes expansion of this smelter.

On 6 September 2002, the Company announced a public offering in the U.S. of $500 million 4 7/8 % global notes, due 15 September 2012. Net proceeds to the Company from the sale of the notes were used to repay existing long-term debt and commercial paper borrowings.

On 17 September 2002, the Company announced that it had completed the $165 million acquisition of Corus Group plc's 20% interest in the Aluminerie Alouette consortium, bringing the Company's participation to 40%.

On 3 October 2002, the Board announced the appointment of Mr. William R. Loomis as a Director. Mr. Loomis is a limited managing director of Lazard Frères & Co., LLC.

On 17 October 2002, the Company announced that greenhouse gas emissions from its Quebec facilities would be reduced by an average of 285,000 tonnes from their 1999 levels based on equivalent production capacity. The new target was expected to be reached by the end of 2003, according to an agreement signed with the government of the province of Quebec.

On 20 December 2002, Alcan announced that it had signed a definitive agreement with Norsk Hydro to purchase VAW Packaging (FlexPac). FlexPac includes 14 high-quality flexible packaging plants in eight countries and 5,400 employees. On 24 February 2003, the European Commission gave the Company clearance to complete its previously announced agreement to purchase FlexPac from Norsk Hydro.

On 5 March 2003, the Company announced that it had entered into agreements to acquire Baltek Corporation, the world's leading supplier of balsa-based structural core materials, for approximately $35 million.

On 17 March 2003, Alcan announced that Messrs. L. Denis Desautels and Milton K. Wong would be candidates for election to the Board of Directors at the annual meeting to be held in Montreal on 24 April 2003.  Mr. Desautels is executive director of the University of Ottawa Centre on Governance and was Auditor General of Canada from 1991 to 2001.  Mr. Wong is chairman of HSBC Asset Management (Canada) Limited and Chancellor of Simon Fraser University in British Columbia.

3.          BUSINESS GROUPS

1.          Bauxite, Alumina and Specialty Chemicals

1.1        Products

1.1.1    Bauxite: Aluminum is one of the most abundant metals in the earth's crust but is never found in its pure form.  Bauxite is the basic aluminum-bearing ore.

1.1.2    Smelter-Grade Alumina: Alumina (aluminum oxide) is produced from bauxite by a chemical process. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.  The alumina produced is generally used to supply the Company's own smelting requirements.

1.1.3     Specialty Chemicals: Alcan produces a range of specialty aluminas and hydrates for different uses, such as ceramics, refractories, water treatment chemicals, catalysts, coagulants, flame-retardants and smoke suppressants.

1.2       Sales

The Bauxite, Alumina and Specialty Chemicals Business Group, with third-party revenues of $435 million, made up 3% of Alcan's 2002 revenues.  Average realized prices for alumina decreased both in 2002 and 2001 in line with LME prices.  The Company continues to attempt to lower its costs in the face of ongoing pricing pressure.  Production costs improved by 6% in 2002, due to divestment of high-cost operations, lower raw material prices and ongoing cost reduction efforts. A decrease in production volumes and lower alumina prices, only partially offset by improved production costs, contributed to lower earnings in 2002.

In 2002, Alcan used 10.3 million tonnes of bauxite and had revenues of $99 million in third party bauxite sales.  Alcan produced 4.1 million tonnes of smelter-grade alumina, of which some 3.4 million tonnes were transferred to its current smelting operations at market prices. The remainder was sold to third parties. It also produced approximately 200,000 tonnes of chemical-grade alumina, which was sold to third parties in the form of various alumina chemicals.

1.3       Production / Facilities

1.3.1    Canada: Alcan owns an alumina facility at Jonquière, Quebec.  Bauxite for this operation is obtained from Brazil, Guinea, Ghana and Australia (see below).  Alumina and alumina-based chemicals produced at Jonquière supply, in part, the smelters in Quebec and are also sold in chemical markets in the U.S.A. and Canada.

1.3.2   Australia: As a result of the Combination and subsequent acquisitions (see section titled "History / Recent Developments" above), Alcan acquired the entire 100% interest in the Gove bauxite mine and refinery plant in Northern Australia.  In 2002, the amount of bauxite mined at Gove was 6.1 million tonnes and the refinery produced 1.9 million tonnes of smelter-grade alumina.  Alcan has a 21.4% interest in Queensland Alumina Ltd., which operates an alumina plant at Gladstone (Queensland). Each participant in that plant supplies bauxite for toll conversion. Alcan's bauxite is purchased from Comalco Limited ("Comalco") in Australia under a long-term contract. Alcan's share of production from Gladstone is used to supply the Alcan smelter at Kitimat, British Columbia, with the balance being sold to third parties.  Alcan and Comalco have an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, Australia, with Comalco's adjacent operations.

1.3.3    Brazil: Alcan purchased approximately 1.2 million tonnes of bauxite in 2002 from a 12.5% owned company, Mineração Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 16.3 million tonnes per year, following an expansion realized in the course of 2002. Bauxite purchased from MRN is processed at the Jonquière plant (see above) and at the Alumar alumina refinery in São Luis, Brazil, which has an annual capacity of about 1.3 million tonnes; Alcan owns a 10% interest in the Alumar refinery. Alcan also owns alumina facilities (and related bauxite mining facilities) with a capacity of about 135,000 tonnes of alumina per year at Ouro Preto, which supply smelters in Brazil.

1.3.4     Ghana: Alcan purchased about 700,000 tonnes of bauxite in 2002 from Ghana Bauxite Co. Ltd. in which it holds an interest of 80%. The bauxite purchased was used for processing at the Burntisland plant, which closed on November 2002 (see below), the Jonquière plant (see above) and is also sold to third parties.

1.3.5    Guinea: Alcan purchased about 4 million tonnes of bauxite in 2002 under contracts in effect through 2011 from Compagnie des Bauxites de Guinée S.A. ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc.; Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boké region of Guinea has an operating capacity of about 12.7 million tonnes per year. Bauxite purchased from CBG is processed at the Jonquière plant (see above) and is also sold to third parties.

1.3.6    India: Alcan holds a 35% interest in the proposed Utkal bauxite and alumina project in Orissa, India. The planned project would include a one million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity.

1.3.7    United Kingdom: Alcan operated an alumina plant in Burntisland, Scotland, which had an annual capacity of approximately 100,000 tonnes of specialty alumina and other chemicals for sale to the chemical market.  This plant was closed on 30 November 2002.

With respect to smelter-grade alumina and specialty alumina, Alcan operates the following production facilities:

Alumina capacities - As at 31 December 2002

Locations†		% of ownership by Alcan	Annual Capacity (thousands of tonnes)

Smelter - grade alumina

Australia.......................	Gladstone	21.4	800	*
	(Queensland)

	Gove	100	1,900
	(Northern Territories)

Brazil............................	Ouro Preto	100	135
	(Saramenha, Minas Gerais)

	Alumar	10	130	*
	(São Luís)

Canada.........................	Vaudreuil	100	1,140
	(Jonquière, Quebec)

Total smelter-grade alumina			4,105

Specialty chemical aluminas and hydrates

Brazil............................	Ouro Preto	100	10
	(Saramenha, Minas Gerais)

Canada.........................	Vaudreuil	100	160
	(Jonquière, Quebec)

Total specialty chemical aluminas and hydrates			170

Total			4,275

†    Includes Joint Ventures, proportionately consolidated.
*    This represents Alcan's share of total plant capacity.

1.4       Source Materials

1.4.1    Bauxite: Alcan obtains its bauxite from mining Subsidiaries, Joint Ventures, consortium companies and third-party suppliers.  In 2002, the Company consumed 10.3 million tonnes of bauxite. Alcan has more than sufficient bauxite reserves to meet its needs over the next 30 years and, based on bauxite deposits in numerous locations around the world, does not believe that availability of bauxite will constrain its operations in the foreseeable future.

Bauxite Interests - As at 31 December 2002
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.........................	Gove	100	6,000
	Ely	100	0	*

Brazil..............................	Mineração Rio do Norte S.A.	12.5	2,000	**
	Ouro Preto	100	500

Ghana............................	Ghana Bauxite Co. Ltd.	80	700	**

Guinea............................	Compagnie des Bauxites de Guinée S.A.	16.8	2,100	**

India................................	Utkal	35	0	*

Total			11,300

*      Bauxite deposits not yet in operation.
**    This represents Alcan's share of total plant capacity.

1.4.2        Chemicals and Other Materials: Certain chemicals and other materials required for the production of alumina, such as caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

2.         Primary Metal

2.1       Products / Business Units

The Primary Metal Business Group represents all Alcan primary aluminum facilities, power generation installations and trading operations worldwide.

2.1.1    Power Operations: The smelting of one tonne of aluminum requires between 13.5 and 18.5 megawatt-hours of electric energy to separate the aluminum from the oxygen in alumina. Alcan produces low-cost electricity at its own hydroelectric generating plants in Canada, Brazil and the U.K.

2.1.2     Smelter Operations: Primary aluminum is produced through the electrolytic reduction of alumina. Approximately two tonnes of alumina yield one tonne of metal.  Alcan operates and has interests in 16 smelters in seven countries.  Products include sheet ingot, extrusion billet, wire bar and foundry ingot for conversion into fabricated products for end-use markets in consumer goods, transportation, construction and other industrial applications.

2.1.3    Trading: Alcan Trading AG, a wholly-owned subsidiary of Alcan, trades on behalf of Alcan's aluminum and downstream Subsidiaries. It also engages in limited aluminum and related trading activities for third parties. In 2002, sales volumes for aluminum trading activities for third parties amounted to approximately 398,000 tonnes.  Trading services include four main activities: sales of excess raw materials such as alumina and anodes, purchases of metal and other raw materials to cover requirements that exceed internal supplies, managing risk exposures through LME transactions and managing the supply logistics between smelters and fabricating plants. The Company's third party trading function has a focus on metal transactions.

2.1.4    Engineering: Alcan Alesa Engineering AG ("Alesa") provides engineering services and custom-made engineering solutions on a global basis to Alcan Subsidiaries as well as to third parties. Alesa subsidiaries maintain engineering offices in Switzerland, Canada and Australia. The main areas of activity are:

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

2.2       Sales

The Primary Metal Business Group, with third-party revenues of $2.4 billion, made up 20% of Alcan's 2002 revenues. Earnings increased compared to 2001, as the Company's additional sales volumes, lower operating costs and benefits from merger synergies and the restructuring program more than offset a 6% reduction in LME prices and the unfavourable effects of foreign currency balance sheet translation.

The Company is the second largest aluminum producer in the Western World.  62% of its primary metal is produced using company-owned power, constituting a major competitive advantage.  With its focus on continuous improvement in technology and cost, Alcan has a favourable low-cost primary metal position with more than 50% of its capacity in the world's lowest cost tier.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters is sold at market prices to Alcan's fabricating facilities, primarily in the form of sheet ingot, extrusion billet, rod or molten metal.  The remainder is sold to third party customers, primarily in North America and Asia, in the form of value-added ingot, primarily extrusion billet, sheet ingot or foundry ingot and remelt ingot, with North American sales focused on both customized extrusion billet and foundry ingot. In 2002, the Business Group sold 1.188 million tonnes of primary aluminum to third parties.

Although Alcan's fabrication of aluminum products in Europe exceeds its production of primary aluminum, the duty barrier for aluminum from outside the European Union, including Canada, and high logistics costs have made it uneconomical to ship significant tonnages of metal to Europe. Alcan's European smelter production is mainly consumed by Alcan's fabricating facilities. Alcan covers the remainder of its metal requirements in Europe with purchases of aluminum.

Alcan's average ingot product realizations were $1,507 per tonne in 2002 compared to $1,581 per tonne in 2001 and  $1,667 per tonne in 2000.

2.3       Production / Facilities

2.3.1    Smelting:  Alcan operates and has interests in 16 primary aluminum smelters with a nominal rated annual capacity of 2.365 million tonnes. Eight of these smelters, having a total nominal rated capacity of 1.578 million tonnes, are located in Canada; the other smelters are located in Brazil, Iceland, Norway, Switzerland, the U.K. and the U.S.  During 2002, Alcan's smelters produced 2,237,800 tonnes of primary aluminum: 1,457,000 tonnes in Canada, 193,200 tonnes in the U.S., 205,000 tonnes in the U.K., 102,000 in Brazil, 173,500 tonnes in Iceland, 66,900 tonnes in Norway and 40,200 tonnes in Switzerland.

For many years, Alcan has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment. One of these steps was the acquisition of 40% of Aluminerie Alouette, which operates a modern aluminum smelter in Sept-Iles, Quebec, Canada. Alouette and Alma, Alcan's newest smelter, use the same smelting technology and present opportunities for value-creating synergies within Alcan's Quebec smelter system. Alouette is currently embarking on a cost-effective brownfield expansion to reach a capacity of 550,000 tonnes by 2005 as a result of being awarded a long-term supply of power from the provincial power authority. (See section 2.4.1)

Smelter capacities - As at 31 December 2002

Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Canada.........................	Alma	100	400
	(Quebec)

	Alouette	40	97	*
	(Sept-Iles, Quebec)

	Arvida	100	248
	(Jonquière, Quebec)

	Grande-Baie	100	196
	(La Baie, Quebec)

	Laterrière	100	219
	(Chicoutimi, Quebec)

	Shawinigan	100	91
	(Quebec)

	Beauharnois	100	50
	(Melocheville, Quebec)

	Kitimat	100	277
	(British Columbia)

Total in Canada			1,578

Brazil.............................	Ouro Preto	100	51
	(Saramenha, Minas Gerais)

	Aratu	100	58
	(Bahia)

Iceland..........................	ISAL	100	172
	(Reykjavik)

Norway.........................	SOERAL	50	66	*
	(Husnes)

Switzerland....................	Steg	100	40
	(Valais)

United Kingdom............	Lynemouth	100	164
	(Northumberland, England)

	Lochaber	100	40
	(Inverness-shire, Scotland)

United States................	Sebree	100	196
	(Kentucky)

Total outside Canada			787

Total			2,365

*  This represents Alcan's share of total plant capacity.

2.3.2    Other Aluminum Sources: Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of UBCs and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. Alcan purchased in 2002 of aluminum of all types from all sources amounted to 1.804 million tonnes, compared with 1.822 million tonnes in 2001 and 1.67 million tonnes in 2000. Such purchases are mainly from third party smelters, traders and from the scrap from customers and dealers.

Alcan operates extensive recycling operations (see sections 3.4.2 and 4.4.2 below).

2.4       Source Materials

2.4.1    Electrical Power: In Canada, Alcan's plants have an installed generating capacity of 3,583 megawatts, of which about 2,759 megawatts may be considered to be hydraulically available over the long term. These facilities supply electricity to Alcan's Canadian smelters.  All water rights pertaining to Alcan's hydroelectric installations are owned in perpetuity by Alcan, except for those relating to the Peribonka River in Quebec. An annual charge is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033, with an option to extend the term to 2058, against an annual payment based on sales realizations of aluminum ingot. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties within that province, Alcan pays provincial water rentals at rates which are fixed by the British Columbia provincial government, similar to those paid by BC Hydro, the provincially-owned electric utility.

One third of Alcan's installed hydroelectric capacity in Canada was constructed prior to the end of 1943, another third by the end of 1956 and the remainder by the end of 1968. All these facilities are regularly maintained and are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan agreed to purchase, under a long-term agreement, between one billion and three billion kilowatt-hours of electrical energy annually from Hydro-Quebec, the provincially-owned electric utility, beginning in 2001.  On 26 February 2002, the provincial power authority announced that Aluminerie Alouette was the successful bidder for a block of 500 megawatts of power to support the proposed expansion of the Sept-Iles smelter.  A 25-year power purchase agreement was entered into with Hydro-Quebec on 27 September 2002 for the supply of this power with delivery starting in 2005.

Any electricity that is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively.  The smelters in Brazil obtain about 25% of their electricity requirements from owned hydroelectric generating plants and purchase the balance. The smelter in the U.S. purchases electricity under a long-term contract through 2011 as well as a short-term contract. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company. The Norwegian smelter has a number of contracts for energy supply. The smelter in Switzerland is supplied with power from Lonza Energie AG  (the former Algroup energy division).

Electrical power capacities - As at 31 December 2002
		% of	Installed
		Ownership	Capacity
Locations		by Alcan	( MW)

Canada.........................	Isle Maligne	100	402
	(Quebec)

	Chute à Caron	100	224
	(Quebec)

	Shipshaw	100	896
	(Quebec)

	Chute du Diable	100	205
	(Quebec)

	Chute à la Savane	100	210
	(Quebec)

	Chute des Passes	100	750
	(Quebec)

	Kemano	100	896
	(British Columbia)
Total in Canada			3,583

Brazil.............................	Ouro Preto Power Stations	100	32

England.........................	Lynemouth Power Station*	100	420

Norway.........................	Vigelands	50	20 **

Scotland........................	Highlands Power stations	100	80

Total outside Canada			552

Total			4,135

*      Coal-fired
**    This represents Alcan's share of total plant capacity.

2.4.2    Anodes: Anodes are used and consumed in the smelting process.  Most of Alcan's smelters produce their anodes at their own on-site facilities.  Anodes are also produced in a stand-alone facility in the Netherlands ("Aluchemie"). Alcan holds 66% of Aluchemie directly while SOERAL, its 50% joint venture, owns a further 13%. The remainder of the shares is held by Hydro Aluminium A.S.

Each of the shareholders of Aluchemie is entitled to a volume of anodes corresponding to their shareholding at prices determined by formula. Alcan's share of anodes produced by Aluchemie is currently used at the ISAL and SOERAL smelters or sold to third-party customers.

The main raw materials for anode production are calcined petroleum coke and pitch. The production process involves the mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperature.

2.4.3    Chemicals and Other Materials: Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters, are also produced by its chemical operations. Other materials, e.g., caustic soda, fuel oil, fluorspar and petroleum coke, are purchased from third parties.

3.         Rolled Products Americas and Asia

3.1       Products

Through an extensive network of 16 rolled products facilities in North and South America and Asia, the Rolled Products Americas and Asia Business Group manufactures aluminum sheet and light gauge products, including can stock, automotive sheet and industrial products.  In addition, the Business Group manages Alcan's global can sheet business.

3.2       Sales

In 2002, the Rolled Products Americas and Asia Business Group shipped 1.613 million tonnes of rolled products that included 229,000 tonnes of customer-owned metal. The Business Group's third-party revenues for 2002 were $3.3 billion, representing 27% of Alcan's total revenues for the year.

Sales increases in 2002 were driven by higher volumes despite lower average realized prices.  In 2002, record shipments in North America and Asia were made despite difficult economic and market conditions.  Volumes increased by 4% in North America and 23% in Asia, offsetting market declines in South America caused largely by currency volatility.

Principal markets are beverage can sheet, containers and packaging, transportation (including automotive), building products, and other industrial applications.

3.3       Production / Facilities

At the end of 2002, Alcan's annual rolled products manufacturing capacity was:

a)   North America, 1.25 million tonnes, divided among Saguenay (Quebec), Kingston (Ontario), Logan (Kentucky), Oswego (New York), Terre-Haute (Indiana), Fairmont (West Virginia), Louisville (Kentucky), Warren (Ohio);

b)   Asia, 475,000 tonnes, divided among Yeongju (Korea), Ulsan (Korea), Bukit Raja (Malaysia), Rangsit (Thailand); and

c)    South America, 280,000 tonnes, divided among Pindamonhangaba (Brazil), Utinga (Brazil).

At the partially-owned Logan plant, Alcan's capacity varies by production centre. Alcan's ownership of: a) the Yeongju and Ulsan plants correspond to its shareholding in Alcan Taihan Aluminum Ltd. (''ATA'') (68%); b) the Bakit Raja plant corresponds to its shareholding in Aluminium Company of Malaysia Berhad (36%); and c) the Rangsit plant corresponds to its shareholding in Alcan Nikkei Siam Ltd. (60%).

3.4       Source Materials

3.4.1    Sheet Ingot: In 2002, 319,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 100,000 tonnes were purchased from third party suppliers for the North America Rolled Products Business Unit. In Brazil, 43,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group.  There were no purchases of sheet ingot from third party suppliers for Brazil.  For operations in Korea, 46,000 tonnes were purchased from the Primary Metal Business Group and 59,000 tonnes from third party suppliers.

3.4.2   Recycling: As a matter of course, Alcan operates facilities in many plants to recycle aluminum scrap generated internally by fabricating activities. Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

Alcan also has a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil.  In Korea, a recycling operation was started during March 2002 with an annual capacity of 22,000 tonnes.  In addition, Alcan operates three specialized recycling plants in the U.S. for the recycling of UBCs and process scrap returned from customers.  In the case of UBCs, Alcan has a well-established North American recycling network.  In 2002, Alcan's U.S. plants processed more than 24 billion UBCs.

Recycling plant capacities - As at 31 December 2002
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Sheet ingot from UBCs and customer process scrap

Brazil....................................................................	Pinda	100	80
	(Pindamonhangaba, Sao Paulo)

Korea...................................................................	ATA	68	22
	(Ulsan)

United States.......................................................	Berea	100 }
	(Kentucky)

	Greensboro	100 }	550
	(Georgia)

	Oswego	100 }
	(New York)

Total			652

4.         Rolled Products Europe

4.1       Products

The Rolled Products Europe Business Group supplies markets with a variety of aluminum rolled products including bare and coated sheet, coil, plate and shate which are used by customers for applications such as building, transport, cans and closures, lithographic, foils, automotive and industrial applications.

4.2       Sales

In 2002, Rolled Products Europe Business Group shipped 836,000 tonnes of rolled products to third parties, that included 162,000 tonnes of customer-owned metal. The Business Group's sales and operating revenues for 2002 were $1.8 billion, representing 15% of total Alcan revenues for the year.

Although most end-user markets remained weak all year, higher realized prices and a 10% increase in shipments resulted in increased sales in 2002. Rolled Products Europe's realized prices improved as a result of portfolio changes towards higher value-added products in more economically attractive markets.  Increased volumes, at a sustained higher-value mix, as well as benefits from merger synergy and restructuring programs resulted in higher earnings. In addition, the strengthening of the Euro and Swiss franc against the U.S. dollar also contributed to earnings in 2002.

Principal markets are beverage can sheet, packaging, automotive and transportation, building products, lithographic sheet, electrical and other industrial applications.

Alcan continues to work with DaimlerChrysler, Ford (including Jaguar), General Motors, Audi, BMW, and other automakers in Europe to develop lighter, more efficient vehicles.

4.3              Production / Facilities

At the end of 2002, Alcan's annual rolled products manufacturing capacity in Europe was 1.25 million tonnes of finished goods, divided among the following rolling plants: Rogerstone and Falkirk (U.K.), Norf, Nachterstedt, Göttingen and Singen (Germany), Sierre (Switzerland), Bresso and Pieve Emanuele (Italy).

Norf, in Neuss, Germany is the world's largest rolling plant and is operated as a 50% joint venture with Hydro Aluminum A.S.  The other plants are wholly owned by Alcan.

4.4       Source Materials

4.4.1    Sheet Ingot: In 2002, 369,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 289,000 tonnes were purchased from third party suppliers.

4.4.2    Recycling: Alcan operates a UBC collection system in the U.K., which feeds into a specialized recycling plant for the recycling of UBCs and process scrap returned from customers, with a capacity of 83,000 tonnes per year.

Alcan plays leading roles in joint industry programs to promote aluminum collection and recycling in many of the countries where it operates. Alcan operates facilities in many plants to recycle aluminum scrap generated internally by fabricating activities.  It operates a facility in the U.K. for the production of 65,000 tonnes per year of sheet ingot from aluminum scrap, and a secondary aluminum smelter in Borgofranco, Italy, which has a capacity of 70,000 tonnes per year for the production of secondary aluminum from aluminum scrap.

Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

Recycling plant capacities - As at 31 December 2002
		% of	Annual
		Ownership	Capacity
Locations		by Alcan	(thousands of tonnes)

Foundry alloys and remelt scrap ingot Italy..........................................	Borgofranco di Ivrea	100	70
	(Piemonte region)

Sheet ingot from UBC & can scrap United Kingdom......................	Warrington	100	83
	(England)

Sheet ingot from miscellaneous scrap United Kingdom......................	Warrington	100	65
	(England)

Total			218

5.         Engineered Products

5.1       Products / Business Units

Alcan's Engineered Products Business Group produces engineered or fabricated aluminum products. These include cable, wire and rod as well as fabricated and cast products for the automotive, mass transportation, electromechanical and industrial markets. In addition, the group manufactures composites for facade, display and transportation end uses.

The Business Group's product range is divided according to its following business units:

5.1.1          Composites: Products include: aluminum plastic composites, comprising an outer and inner skin of aluminum sheet surrounding a plastic core; foam plastic materials, covered, if required by specific market requirements, with paper or plastic layers; and fibre-reinforced plastic components, mainly for transportation applications. The main applications for these products are ventilated facades for which composites have a number of advantages over more traditional materials because of their low weight-to-stiffness ratio, ease of application and design variety. In addition to facade applications, composites are now commonly used in display and transportation markets.

5.1.2        Cable: Aluminum is cast and rolled into rod, which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring.

5.1.3        Extruded Products: The extrusion process involves forcing hot metal through a die to create profiled shapes for the machine and building industries.  Examples of end-products using extrusions include rail cars, buses and automotive components.

5.1.4        Automotive and Transportation: This group includes the Mass Transportation unit, which supplies product and design services to rail and bus manufacturers, as well as the Engineered Shaped Products and Structures and Design businesses that offer products such as structures, including crash systems, and high quality castings to automotive customers. In addition, the airfreight container business is located in Singen, Germany.

5.1.5        Service Centres: Service centres are located in many European countries. They typically offer various forms of fabricated aluminum including plates, extrusions and composite panels and perform value-added services for local customers such as cutting, shaping, machining and assembling.

5.2            Sales

In 2002, Alcan third-party revenues from the Engineered Products Business Group were $1.6 billion, representing 13% of total Alcan revenues for the year. Earnings were slightly below 2001 due to the difficult business conditions in light of the strengthening Euro, particularly in extrusions and distribution markets in Europe.

5.2.1        Composites: Composites activities had third-party revenues of $309 million in 2002. The market segments for the Composite products are display, architecture, transportation and industry.

5.2.2        Cable: Cable activities had third-party revenues of $457 million in 2002. Alcan cable has the largest aluminum cable position in North America. Alcan Cable supplies many sectors of the electrical industry and investor-owned utilities, electrical distributors and original equipment manufacturers.

5.2.3        Extruded Products: Extrusions activities had third-party revenues of $356 million in 2002. The Extruded Products business unit is a leading supplier of large and hard alloy extrusions with customers in rail, bus, marine, automotive and in engineering applications.

5.2.4       Automotive and Transportation: This business unit achieved record sales in 2002. Automotive and transportation activities had third-party revenues of $301 million in 2002. This trend reflects the continuing growth in public-sector projects, mainly involving new high-speed trains, metro trams and light-rail systems.  Alcan's portfolio of aluminum alloys, design innovation and processing capabilities has made it a long-standing supplier with major automobile manufacturers world-wide including: Audi, BMW, DaimlerChrysler, Ford (including Jaguar), General Motors, Peugeot, Porsche, Renault, and Volkswagen. The automotive activities from this unit as well as from Rolled Products Europe, Rolled Products Americas and Asia and Primary Metal Business Groups are marketed to the global automotive industry using the Alcan Automotive brand.

5.2.5      Service Centres: Alcan Service Centres supply mainly small and mid-sized industrial companies with specialist services largely utilising Alcan's specialist fabricated products including plate, composite and extrusions. The extensive Service Centre network offers a customised processing service depending on the clients' needs.  This business unit had third-party revenues of $222 million in 2002.

5.3          Production / Facilities

Alcan's Engineered Products Business Group consists of 47 production facilities around the world.

5.3.1     Composites: Composites has the following ten plants: Shanghai (China), Camacari (Brazil), Osnabrueck and Singen (Germany), Sins, Gunzen and Altenrhein (Switzerland), Chelmsford (U.K.), and Benton and Richmond (U.S.A.).

5.3.2    Cable: Alcan's main wire and cable businesses are located in Canada and the U.S.: Jonquière and Shawinigan (Quebec), Bay St. Louis (Mississippi), Roseburg (Oregon), Sedalia (Missouri), and Williamsport (Pennsylvania).

5.3.3    Extruded Products: Alcan produces extruded products at the following plants: Decin (Czech Republic), St. Florentin (France), Singen (Germany), Pieve (Italy), Sierre (Switzerland), and Shenzen (China), which is part of Rolled Products Americas and Asia Business Group.

5.3.4    Automotive and Other Transportation: Among the product lines included in this Business Unit are:

-	Extrusion-based safety systems and other structural automotive components and airfreight containers are produced in Dahenfeld, Gottmadingen, Rastatt, Markt Schwaben and Singen (Germany); and
-	Diecastings are produced in Markt Schwaben (Germany) and in Alcan-Tomos d.o.o. (Slovenia) and suspension parts and forgings are produced in the Strojmetal joint venture (Czech Republic).

The two mass transportation facilities are located in Altenrhein and Zurich (Switzerland).

5.3.5    Service Centers: The Service Centre network operates across most of Europe.  Alcan Service Centres are established in: Schwarzach and Vienna (Austria); Brussels (Belgium); Lyon, Nantes and Ozoir-la-Ferrière (France); Budapest (Hungary); Bologna, Florence, Padua and Treviglio (Italy); Breda (Netherlands); Lisbon (Portugal); Ljubljana (Slovenia); Molins de Rey (Spain); Niederglatt (Switzerland); and Walsall (U.K.).  In 2002, a new centre was established in Budapest to serve the growing Hungarian market.

5.4       Source Materials

Aluminum used to produce engineered products is purchased from other Business Groups and from third party suppliers, which include producers and traders.  Recycled metal is also purchased from customers and traders.

6.         Packaging

6.1       Products / Business Units

Packaging is used to protect and present consumer goods in individual formats. Alcan offers packaging made out of aluminum, plastics, paper, cartonboard, glass and steel.  These products are mainly used for consumer branded goods.

The Packaging Business Group is divided into the following business units:

6.1.1         Food Flexibles Europe and Brazil and Food Flexibles and Foil North America: Principal activities of these units include the printing, coating and laminating of plastic film, aluminum foil and paper into primary packaging materials for food manufacturers. The sector's products are typically produced in wide reel format and then slit into narrow reels for delivery to customers, where they are formed into sealed packages (around the customer's product) on automated machinery. Other types of flexible packaging manufactured by the same processes include lidding materials (e.g., for dairy cups) and certain types of labels (especially for carbonated soft drinks packed in plastic bottles).

6.1.2       Containers Europe: The principal activities include producing aluminum containers for human and pet food products. Die stamping presses are used to form plain, coated or laminated foil materials into shallow trays for various food markets. Foil containers are used for many convenience and ready meal applications. Die stamping presses are used in various food markets. Foil trays are also used for premium pet food products. The containers are supplied to customers in either printed or plain form.

6.1.3        Foil Rolling and Technical Products Europe: The foil products unit uses cold rolling mills to roll the foil to its required thickness, while retaining shape and surface quality across the whole width of the foil. Other applications involve laminating, coating and printing to convert the foil. Foil is used for household and commercial packaging applications and for industrial products. One of the largest applications for plain foil is the liquid beverage carton industry; beverage carton materials for certain products, such as long-life milk and fruit juices, include a layer of aluminum foil to provide the protection necessary to preserve the product.

6.1.4      Pharmaceutical and Cosmetics Europe and Pharmaceutical and Cosmetics Americas: Alcan produces and sells a full range of packaging products for pharmaceutical and cosmetic companies. Principal products include: blister lidding, strip packs, pouches, barrier form packs, flexible tube laminates, plastic containers and closures, glass tubing vials, folding cartons, glass ampoules, aerosols and contract packaging services.

6.1.5    Specialty Packaging: The main activity is the manufacture of tobacco packaging. The principal products include folding carton blanks, flexible packaging, decorated tinplate containers, cigarette cartons, booklet covers for tobacco papers, film and foil overwraps, tobacco pouches, and decorated tinplate containers.  Apart from its tobacco packaging operations, the unit also has facilities focused on providing print finishing services, steel cans mostly for petfood and food markets, as well as high quality decorated tinplate containers for a wide range of markets.

6.2       Sales

Alcan is a global leader in the manufacture and sale of individual packages to the producers of consumer goods supplying the food, pharmaceutical, personal care, and tobacco markets.  Packaging sales to third parties were $2.8 billion in 2002.  The Packaging Business Group's revenues represented 22% of Alcan's total revenues for the year.

In 2002, pricing pressures associated with customer consolidation and over-capacity in a weakened  economic environment characterized the packaging markets.  However, benefits from cost initiatives, largely related to synergy and restructuring programs, compensated for the weak economic environment resulting in comparable earnings performance relative to 2001.

6.2.1     Food Flexibles Europe and Brazil and Food Flexibles and Foil North America: Food Flexibles Packaging, particularly in Europe, was significantly impacted by adverse price pressure in 2002. Third-party sales revenues for 2002 were $973 million. European volumes weakened in the early months of 2002, although North American volumes remained strong.  Earnings were nonetheless sustained, and in the case of North America significantly improved, both through leveraging Alcan's strong service offering to key accounts and by successes in restructuring and other cost initiatives.  The main markets served by the food flexibles business are confectionery, beverages, dairy products, savoury snacks, instant dried products, biscuits and breakfast cereal.

6.2.2     Containers Europe: Alcan Packaging has a long-standing relationship in the market having been a developer of the use of foil trays.  2002 third-party sales revenues were $257 million.

6.2.3    Foil Rolling and Technical Products Europe: Alcan sells plain and converted foil for consumer and industrial applications.  2002 third-party sales revenues were $354 million. The foil rolling operations supply foil and related technical products to internal and external customers.  The foil conversion business supplies metalised paper and tobacco laminate to customers in the tobacco industry.

6.2.4    Pharmaceutical and Cosmetics Europe and Pharmaceutical and Cosmetics Americas: The pharmaceutical and cosmetics packaging sector accounted for third-party sales of $813 million in 2002, of which pharmaceuticals accounted for the major portion.  The 2002 sales include $88 million generated by the molded glass operations, which were sold in the third quarter of 2002.  Alcan is a leading supplier of pharmaceutical packaging in both Europe and North America.

6.2.5    Specialty Packaging: Sales revenues from third parties were $415 million in 2002. Alcan is one of the world's largest packaging suppliers to the tobacco industry with carton, flexible, foil and decorated containers manufactured and supplied to global customers.

6.3       Production / Facilities

Alcan has 76 main packaging plants in 14 countries.

6.3.1    Food Flexibles Europe and Brazil and Food Flexibles and Foil North America: Alcan produces an extensive range of products at its manufacturing facilities in Brazil, Canada, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland, the U.K. and the U.S.

6.3.2    Containers Europe: Alcan produces container products at plants in Germany, the Netherlands and Switzerland.

6.3.3     Foil Rolling and Technical Products Europe: Alcan's European Foil Rolling mills and other manufacturing facilities are in Germany, Switzerland and in the U.K.  A new metallizing and laminating plant for cigarette package inner liners in Berlin was at an advanced stage of construction by the end of 2002.

6.3.4    Pharmaceuticals and Cosmetics Europe and Pharmaceutical and Cosmetics Americas: Manufacturing facilities are located in Brazil, Canada, France, Germany, Puerto Rico, the Netherlands, Switzerland, U.K. and the U.S. The Company's molded glass operations were sold at the end of the third quarter in 2002.  Alcan also sold its two Pharmatech rubber stopper and aluminum seals operations located in Salisbury, Maryland.

6.3.5    Specialty Packaging: The tobacco and specialty markets are served by 12 main plants in seven countries. The main activity of Specialty Packaging is the manufacture of tobacco packaging in: Germany, the Netherlands, Turkey, the U.K., Kazakhstan, Canada and the U.S. Apart from its tobacco packaging operations, the sector also has facilities in the U.K. focused on providing print finishing services, manufacturing steel cans mostly for the food industry and also for decorated tinplate containers.

At the close of 2002, an agreement was finalized to acquire the VAW Flexible Packaging operations from Norsk Hydro for €345 million. This acquisition will yield substantial synergies for Alcan's European packaging activities and will make Alcan the only major packaging multinational with significant operations in North America, Europe and Asia.

6.4       Source Materials

Packaging is made from a variety of materials including aluminum, plastics, paper board, glass and steel.  Aluminum foil stock used in packaging is mainly purchased from other Business Groups.  Other source materials are purchased from many third party suppliers.

4.         INFORMATION BY GEOGRAPHIC AREAS

See Annual Report, pages 72 to 74, Note 27 to the Consolidated Financial Statements for financial information by geographic areas.

5.         RESEARCH AND DEVELOPMENT

Research and development ("R&D") comprises a global system of research laboratories, applied engineering centres and plant technical departments. The research laboratories, responsible for approximately 60% of the total R&D expenses for Alcan, play a major role in innovation through basic and applied research. Two laboratories are located in Canada (at Kingston, Ontario, and Jonquière, Quebec), and one in Switzerland (Neuhausen). The activities carried out in the U.K. laboratory (Banbury, Oxfordshire) will be transferred to Kingston and Neuhausen in the framework of the re-organization of the fabrication technology sites.  Together, they employ about 550 people.

In recent years, Alcan's R&D efforts have been refocused on core processes and products, assisting operating units to achieve increased productivity, higher quality and reduced costs. Expenses for Alcan were $115 million in 2002, $135 million in 2001 and $81 million in 2000.  In addition, intellectual property management safeguards Alcan's process and product technologies and trademarks.

Alcan manages applied engineering centres and technical departments located close to key markets and operating divisions. These include the Applied Materials Center located in North America for canning technology, and technical centres in North America and Europe for automotive technologies. These centres are focused on major products and provide technical and product development support to customers, drawing extensively on the resources and scientific disciplines in the research centres.

6.         ENVIRONMENT, HEALTH AND SAFETY MATTERS

In 2002, Alcan renewed its commitment to continuous improvement in Environment, Health and Safety ("EHS") performance while increasing value for the Company's stakeholders.  Significant efforts have been put into developing Alcan's EHS First system, a new management system, which recognizes EHS as a top priority and an essential element of the Company's management and decision-making process. EHS First is a global model to be applied at all Alcan sites.  This system is largely based on Alcan's revised EHS Policy and Worldwide Code of Employee and Business Conduct, both of which establish a proactive framework for responding to EHS concerns within and outside the Company's site boundaries.

In addition, the Company produced its first sustainability report entitled Alcan's Journey Towards Sustainability that charts Alcan's progress in measuring and managing its economic, environmental and social impacts and draws a definitive link between Alcan's business success and its EHS activities.  It also introduced Project Target, Alcan's long-term management commitment to reduce greenhouse gas.

Alcan believes that its existing and planned EHS measures allow it to exceed statutory and regulatory demands, while improving its competitive position and efficiency.  The revised EHS Policy identifies the need to be in full compliance with regulations and internal standards, such as the Environmental (ISO 14001) and Health and Safety systems (OHSAS 18001) requirements, which require extensive reviews of regulations and standards applicable to the production site concerned.

Alcan's capital expenditures to protect the environment and improve working conditions at the smelters and other locations were $67 million in 2002. Similar expenditures for 2003 and 2004 are projected to be $106 million and $147 million, respectively. In addition, expenditures charged against income for environmental protection were $140 million in 2002, and are expected to be $137 million both in 2003 and 2004.

7.         PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations.

8.         EMPLOYEE RELATIONS

As at 31 December 2002, Alcan employees were located as follows: approximately 19,000 in North America, 22,000 in Europe, 2,900 in South America, 4,200 in Asia, Pacific and other areas.  A majority of the hourly-paid employees are represented by labour unions.

There are 26 collective labour agreements in effect in Canada.  Labour agreements for unionized employees at Alcan facilities in Quebec expire at the end of 2006 or in 2007.  In British Columbia, the Collective Labour Agreement at Kitimat expires in 2005.

In all other locations, collective agreements are negotiated on a site, regional or national level, and are of different durations.

9.         PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in Canada, the U.S. and other countries which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application.  Alcan is continually filing new patent applications.  All significant patents will be maintained until their normal expiration.  Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

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

10.       COMPETITION AND GOVERNMENT REGULATIONS

The aluminum and packaging businesses are highly competitive in price, quality and service.  The Company experiences competition from a number of companies in all major markets.  In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing in aluminum production is enhanced by its ability to supply its own power to Canadian and U.K. smelters at low cost.

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

ITEM 3 LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company's U.S. Subsidiary, Alcan Aluminum Corporation ("Alcancorp"), and third parties are defendants in a lawsuit instituted in July 1987 by the U.S Environmental Protection Agency ("EPA") relating to the Pollution Abatement Services site, a third-party disposal site, in Oswego, New York ("PAS").  Alcancorp is alleged to have contaminated this site by waste materials disposed by contractors employed by Alcancorp (and other companies).  Alcancorp's defense is that the waste was not hazardous.  The Federal District Court for the Northern District of New York found (in January 1991) Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit.  In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what, if any, liability might be assigned to Alcancorp depending on whether Alcancorp can prove that its waste did not contribute to the costs at the site.  This matter was consolidated with another case, instituted in October 1991 by the EPA against Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals site in Oswego County, New York, which is also owned by PAS.  The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding Alcancorp jointly and severally liable with other defendants.  The amount of the judgment plus interest is $13.5 million as of December 2000.  The case was appealed. In the first quarter 2003, the Second Circuit affirmed the decision of the trial court.  Alcancorp is seeking a rehearing.  At 31 December 2002, the Company had a reserve of $15.2 million for this matter.  Alcancorp has also been sued by other Potentially Responsible Parties ("PRP") at PAS seeking contribution for costs incurred in cleaning up the PAS site which are being contested.

Alcancorp is a party in a 1989 EPA lawsuit before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel site, a third-party disposal site.  In May 1991, the Court granted summary judgment against Alcancorp in the amount of $473,790 for alleged disposal of hazardous waste.  After unsuccessful appeals, Alcancorp in 1995 paid $652,371, representing the judgment amount plus interest, and is disputing about $400,000 associated with that judgment, representing additional enforcement costs incurred after the date of the initial judgment in a separate lawsuit.  The EPA has filed a new action for additional sums for further remedial activities at the Butler Tunnel site.

In February 1996, the Company's U.K. Subsidiary, British Alcan Aluminium plc ("British Alcan"), sold its investment in Luxfer USA Limited.  As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceeding.  Luxfer is a participant in a joint defense group being sued by the EPA in regard to waste Luxfer sent, from 1976 to 1991, to the Omega chemical waste site, a third-party disposal site in Whittier, California.  At various times during 1995, Luxfer contributed various amounts totaling $11,800 for defense group costs and the removal of waste from the site.  Large waste generators are cleaning up the site.  Luxfer, being a small contributor, is discussing settlement offers.  In 2000, Luxfer and other members of the joint defense group entered into a consent decree with the EPA to complete the remediation.

Alcancorp is a third party defendant in a suit initiated in December 1995 by the State of New Jersey alleging that a disposal company that had been used by Alcancorp disposed of hazardous material in the Pennsauken landfill.  Including Alcancorp, there are 277 third-party defendants in this action.  Various discovery issues remain outstanding.  In 2002, the court granted the third-party defendants the right to conduct depositions of the other party's experts.

The Company's Brazilian wholly-owned Subsidiary, Alcan Alumínio Do Brasil Ltda. ("Alcanbrasil") was sued by the Municipality of Formiga for inadequate disposal of solid waste from its flexible packaging plant. The waste was being disposed by a third party.  Some of the waste was found in unauthorized landfills.  The third party is also being sued but under Brazilian law, Alcanbrasil is jointly and severally responsible.  In 2002, a settlement has been reached where Alcanbrasil will not be liable for any damages if Alcanbrasil's waste is removed from the landfills.  Alcanbrasil is presently obtaining the necessary environmental licenses to proceed to the removal of the waste.

In 1982, Alusuisse Lonza France SA ("ALF"), a subsidiary of Algroup, sold land in Marseilles, France to the local community, which contained red mud deposits on two different sites.  Buildings were erected on this land.  In 1997, French law changed to have the responsibility for deposits lie with the originator and ALF paid $1.68 million for remediation.  ALF has been engaged in litigation and appeals with government agencies for further remediation; ALF is trying to establish the partial responsibility of the local community.  In 2002, the appeal court rejected ALF's position for the two sites and ALF intends to appeal the decision for one site.

In certain government investigations of contamination by alleged hazardous wastes at sites in New York State on which waste material is alleged to have been deposited by disposal contractors employed in the past directly or indirectly by Alcancorp and other industrial companies, Alcancorp has contested the assertion of liability on the ground that the waste was not hazardous.  The EPA has responded that it may file lawsuits against Alcancorp regarding this alleged contamination. Alcancorp was advised by various authorities that additional sites are undergoing similar investigation and that it may be liable to contribute to the cost of the investigations and any possible remedial action for such sites.  There can be no assurance that Alcancorp will not incur material clean-up costs as a result of these investigations.

In 1997, Wheaton USA Inc. ("Wheaton"), a wholly-owned Subsidiary, began building new furnaces at its Millville, New Jersey glass plant that are alleged to not be in compliance with applicable air emission regulations.  The New Jersey Department of Environmental Protection (NJDEP) issued a citation for violation of permits. The EPA was involved.  Wheaton made modifications to the furnaces. Wheaton is awaiting a review and approval from the NJDEP.  There were no further developments in 2002.

Lawson Mardon USA Inc. ("LM USA"), a wholly-owned Subsidiary, is undertaking a site investigation and clean-up of the land at its Clifton plant, in compliance with a NJDEP permit.  According to studies, offsite contamination was not a result of LM USA's operations.  LM USA has reached an agreement with the NJDEP for alleged on-site contamination whereby LM USA would isolate the area and would monitor the ground water for two years.

In 1999, an investigation was carried out at the Lawson Mardon Trentesaux SA site ("LM Trentesaux"), a Subsidiary, at Tourcoing, France.  The land was found to be contaminated by solvent, fuel and chemical products resulting from engraving and packaging activities.  An estimate of clean-up cost was established.  The investigation was also conducted to determine whether the contamination was the sole responsibility of LM Trentesaux and whether the migration of the contamination was possible.  Any ground contamination by solvent was treated in 2001.

Beginning in 1995 environmental investigations have been conducted into the presence of oil, gasoline and volatile organic compounds (VOCs) in the soil and groundwater at the Algoods plant site in Ontario, Canada and third party properties adjacent to this site.  Algoods was sold in 1996 and under the terms of the agreement, the Company retains liability for this case.  A remediation plan was approved with the Ministry of Environment ("MOE") for the oil removal and recovery is approximately 85% complete. MOE requested and has received from Alcan a delineation study with respect to VOCs in the surrounding area.  This report is currently under review by the MOE. An initial remediation plan for VOCs will be implemented in 2003.  A gasoline recovery system was commissioned by Alcan and accepted by the property owner.

Reviews and Remedial Actions

The Company has established procedures for reviewing environmental investigations and any possible remedial action on a regular basis.  Although the Company cannot estimate the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations or materially affect its financial condition.

OTHER MATTERS

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, Alcan obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. Alcan sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, Alcan was required to retain residual liability for EPMI's obligations arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100 million, with mitigation and subrogation rights. On 2 December 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Powerex, the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as a result has filed a claim for $100 million against Enron on 15 March 2002 as a necessary step prior to making the same claim against the Company.  Enron did not respond to that claim and the Company received, on 22 March 2002, a demand for payment in the amount of $100 million from Powerex.  On 17 January 2003, the Company received a decision following arbitration hearings held in December 2002 on a contractual dispute between Powerex and Alcan. The arbitrator confirmed Powerex's claim for $100 million.  A standstill agreement is in effect whereby Alcan and Powerex have agreed that no action will be taken to set aside or enforce the arbitrator's decision pending discussions between the parties. A provision of $100 million was recorded in the fourth quarter of 2002.

There are no other proceedings which, according to the Company's belief, could materially impair its operations or materially affect its financial condition.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2002.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report.  See section entitled "Common Shares" on page 83.

The number of holders of record of Shares on 28 June 2002 was approximately 17,820.

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company.  The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies.  These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes (see Annual Report, page 67, note 21 to Consolidated Financial Statements) and foreign governmental restrictions affecting repatriation of earnings. (See section entitled "Competition and Government Regulations" on page 24 of this report.)

Dividends paid on Shares held by non-residents of Canada will generally be subject to Canadian withholding tax which is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty.  For residents of the U.S., the treaty-reduced rate is currently 15%.

ITEM 6  SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA
(in millions of Dollars except for per Share amounts)

	Years ended 31 December
	2002	2001*	2000*	1999*	1998

Sales and operating revenues	12,540	12,626	9,148	7,324	7,789
Net income (Canadian GAAP)	374	2	610	448	399
Net income (loss) (U.S. GAAP)	(336)	(54)	606	455	417
Total assets	17,538	17,458	18,389	9,839	9,901
Long-term debt (including current portion)	3,482	3,536	3,528	1,322	1,703
Net income (loss) per share (Canadian GAAP) - Basic	1.15	(0.02)	2.42	2.01	1.71
Net income (loss) per share (Canadian GAAP) - Diluted	1.14	(0.02)	2.42	2.01	1.71
Net income (loss) per share (U.S. GAAP)**	(1.06)	(0.19)	2.40	2.04	1.79
Cash dividends per share	0.60	0.60	0.60	0.60	0.60

*    Certain financial data under Canadian GAAP has been restated.  Refer to note 3 - Accounting Changes; Deferred Foreign
     Exchange Translation Gains and Losses in the Consolidated Financial Statements in the 2002 Annual Report.

** Basic and diluted.

Commencing 1998, the Company retroactively adopted, without restating prior years, the recommendations of the Canadian Institute of Chartered Accountants ("CICA") concerning accounting for income taxes.  The principal change under the new recommendations is the requirement to revalue deferred income taxes for changes in tax rates and exchange rates.  Further details may be obtained in the 1998 Annual Report, page 46.

Commencing 1998, the Company retroactively adopted the recommendations of the CICA concerning segment disclosures.  The new recommendations require the disclosure of certain information about operating segments and also about their products and services so as to provide information about the different types of business activities in which the Company engages and the different economic environments in which it operates.

Commencing 2001, the Company retroactively adopted the recommendations of the CICA concerning earnings per share.  The standard requires the disclosure of the calculation of basic and diluted earnings per share and the use of the treasury stock method for calculating the dilutive impact of stock options.

Commencing in 2001, the Company prospectively adopted the recommendations of the CICA concerning business combinations.  All business combinations initiated on or after 1 July 2001 are now required to be accounted for under the purchase method.

Commencing 2002, the Company prospectively adopted the recommendations by the CICA concerning goodwill and other intangible assets.  Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are tested for impairment on an annual basis.  For further details see page 47 of the Annual Report.

Commencing 2002, the Company retroactively adopted, with restatement of prior years back to 1999, the recommendations of the CICA concerning deferred foreign exchange translation gains and losses.  Under this standard, the Company no longer amortizes the exchange gains and losses arising from the translation of long-term foreign currency denominated monetary assets and liabilities that have a fixed or ascertainable life extending beyond the end of the following fiscal year.  These exchange gains and losses are now recognized in income immediately. For further details see page 47 of the Annual Report.

Commencing in 2002, the Company adopted the recommendations of the CICA concerning disclosure of stock options and other stock-based compensation.  This standard encourages but does not require that the fair value method be used for transactions with employees.  If the fair value method is not used, note disclosure of pro forma net income and net income per common share - basic and diluted is required as if the fair value based method had been applied to all stock option awards.  For further details see page 47 of the Annual Report.

See Annual Report, pages 51 to 53, note 7 to Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" in the Annual Report, pages 23 to 39, is incorporated by reference.

References to "EVA" on page 25 of the Annual Report refer to Economic Value Added, a registered trademark of Stern Stewart & Co. and viewed by the Company as a key measure of its financial performance.  EVA represents the difference between the return on capital and the cost of using that capital over the same period.  Return on capital for this purpose means reported income before interest, taxes and minority interest, adjusted for such amounts as non-recurring items to which a tax charge, based on a 25% tax rate, is applied.  Return on capital for 2002 is $768 million, from which a cost of capital charge of $1,442 million is taken to obtain an EVA of negative $674 million.  In 2002, the cost of capital for purposes of EVA was calculated by applying a rate of 10% to the average EVA capital for the period from December 2001 to November 2002, compared to a rate 9.5% for 2001 and 9.5% for 2000.

The non-recurring charges of $117 million after tax on page 25 of the Annual Report are detailed in the first paragraph of footnote 1 of the Quarterly Financial Data on page 79 of the Annual Report.

As the Company follows Canadian GAAP, reference should be made to note 7 to the Consolidated Financial Statements on pages 51 to 53 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP. Beginning in 2001, the Company adopted for supplementary U.S. GAAP reporting purposes only, Financial Accounting Standards Boards Statements 133 and 138.  These standards require that all derivatives be recorded in the financial statements and valued at fair value.

Refer to the section entitled "Competition and Government Regulations" on page 24 of this report for a brief description of the application of the Investment Canada Act.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not a substitute for net income, cash flows and other measures of financial performance as defined by generally accepted accounting principles, and may be defined differently by other companies.  The Company considers EBITDA to be a key financial performance measure used by management for the six operating segments. Management believes that, for the Company, EBITDA provides a measure of operating results that is unaffected by the differences in capital structures among otherwise comparable companies.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has estimated the potential impact of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at 31 December 2002.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at 31 December 2002 net of its invested surplus cash and time deposits at 31 December 2002 would be to reduce net income by $2 million.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company is prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see page 45 of the Annual Report.

Foreign Currency Exchange Rates

The effect on net income of a movement of plus or minus 10% in foreign currency exchange rates on the Company's financial instruments (principally forward and option contracts) outstanding at 31 December 2002 is detailed below*.

 In millions of US$

Currency	Plus 10% movement	Minus 10% movement
AUD	19	(18)
EUR	(2)	2
USD	2	(3)
BRL	3	(3)
Other	2	-
Total	24	(22)

*Increase (decrease) net income.

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited.  For accounting policies relating to currency contracts, see page 44 of the Annual Report.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 December 2002 would be to reduce 2003 net income by approximately $37 million, of which $2 million relates to the net cost of option premiums and $35 million to forward contracts (principally forward purchase contracts). These results reflect a 10% reduction from the 2002 year-end, three-month LME aluminum closing price of $1,350 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2002.

Virtually all of the Company's aluminum forward contract positions are taken out to hedge those future purchases of metal which are required for firm sales commitments to fabricated products customers.  Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the purchases being hedged.

Transactions in metal related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 10,000 tonnes, which is marked to market.  In addition, see Annual Report, pages 38 and 39.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements on pages 41 through 77 and the "Auditors' Report" on page 40 and the section entitled "Quarterly Financial Data" on pages 78 and 79.

The location of Financial Statements and other material required under this Item is found under Item 15 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

PART III

Information in this part is based on information contained in the Company's Management Proxy Circular dated 14 February 2003.

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

(b)       IDENTIFICATION OF EXECUTIVE OFFICERS

As at 1 January 2003, the required particulars with respect to the Officers of the Issuer are as follows:

TRAVIS ENGEN, 58, President and Chief Executive Officer.  Mr. Engen  became a non-executive Director of the Company in 1996. Prior to joining the Company on 12 March 2001, Mr. Engen was chairman and chief executive of ITT Industries, Inc.

RICHARD B. EVANS, 55, Executive Vice President, Office of the President. Mr. Evans has held this position since 1 January 2002 and oversees three of the six business groups: Primary Metal, Bauxite, Alumina and Specialty Chemicals, and Engineered Products. Prior to taking on this role, Mr. Evans was based in Zurich and was responsible for the integration of the Company and Algroup following the merger.  He has held several positions within the Company: Executive Vice President, President, Aluminum Fabrication, Europe (March 1999), Executive Vice President, Fabricated Products-North America and President of Alcan Aluminum Corporation (July 1997) and Senior Advisor, Corporate Development (January 1997). Prior to joining the Company in January 1997, Mr. Evans held senior management positions with Kaiser Aluminum & Chemical Corporation.

BRIAN W. STURGELL, 53, Executive Vice President, Office of the President.  Mr. Sturgell has held this position since 1 January 2002 and oversees three of the six business groups: Rolled Products Americas and Asia, Rolled Products Europe, and Packaging.  He has held several positions with the Company: Executive Vice President, Aluminium Fabrication, Americas and Asia (November 2000), Executive Vice President, Corporate Development (January 1999), Executive Vice President, Asia/Pacific (July 1997) and Executive Vice President, Fabricated Products, North America and President of Alcan Aluminum Corporation (1996).

GEOFFERY E. MERSZEI, 51, Executive Vice President and Chief Financial Officer.  Mr. Merszei joined the Company in September 2001.  Prior to his current position, he was vice president and treasurer of The Dow Chemical Company.  He worked for over twenty years in senior financial positions with his previous employer.

MICHAEL HANLEY, 37, Senior Vice President, President, Bauxite, Alumina and Specialty Chemicals.  Mr. Hanley has held this position since 1 January 2002.  He has held several positions with the Company: Vice President, Investor Relations (September 2000), Vice President and Assistant Financial Controller, Global Fabrication (July 1999) and Director, Finance, Bauxite, Alumina and Chemicals Group (June 1998). Prior to joining the Company in June 1998, Mr. Hanley was vice president and chief financial officer of Gaz Metropolitain Inc.

CYNTHIA CARROLL, 46, Senior Vice President, President, Primary Metal.  Mrs. Carroll has held this position since 1 January 2002 and her responsibilities include Alcan primary metal facilities and power generation installations.  She has held several positions with the Company: Vice President, President Bauxite, Alumina and Specialty Chemicals (1999), Managing Director of Aughinish Alumina Limited (1996) and Vice President/General Manager of Alcan Foil Products (1991).

MARTHA FINN BROOKS, 44, Senior Vice President, President, Rolled Products Americas and Asia.  Mrs. Brooks joined the Company in this capacity on 1 August 2002.  Prior to joining the Company, she was vice president, engine business, marketing, sales and engineering worldwide at Cummins Inc.  During her 16 years with her previous employer, she held various senior positions in business development, marketing, sales and general management positions.

CHRISTOPHER BARK-JONES, 56, Senior Vice President, President, Rolled Products, Europe.   Mr. Bark-Jones has held this position since 1 January 2002.  Mr. Bark-Jones has held several positions with the Company: Vice President, Corporate Development and Chief Financial Officer, Alcan Europe (August 2000), Chairman and Chief Executive Officer of Indian Aluminium Company, Limited (1998) and Chief Financial Officer, Europe, Rolled Products (1996).

KURT WOLFENSBERGER, 62, Executive Vice President, President, Engineered Products. Mr. Wolfensberger has held this position since 1 January 2002.  He joined Alcan in October 2000, following Alcan's merger with Algroup.  Prior to the merger, he was head of Alusuisse Primary Materials and Fabricated Products (1997).

ARMIN WEINHOLD, 53, Senior Vice President, President, Packaging.  Mr. Weinhold has held this position since 1 January 2002 and his responsibilities include food flexible and foil, pharmaceutical, cosmetics/personal care and specialty packaging applications.  He joined Alcan in October 2000, following Alcan's merger with Algroup.  Prior to the merger, he was President Food Flexibles & Foil, Europe/Brazil of Algroup (2000) and Chief Operating Officer of Lawson Mardon Packaging Foil Products (a subsidiary of Algroup) (1995).

DANIEL GAGNIER, 56, Senior Vice President, Corporate and External Affairs.  Mr. Gagnier's responsibilities include corporate communications, government relations and environment health and safety.  Mr. Gagnier was appointed Vice President, Corporate Affairs, in December 1994, and in 1995 his responsibilities were expanded to include environment, occupational health and safety issues for Alcan on a worldwide basis.  Prior to joining Alcan, Mr. Gagnier held senior administrative positions with the Government of Canada.

DAVID L. McAUSLAND, 49, Senior Vice President, Mergers and Acquisitions and Chief Legal Officer.  Mr. McAusland has held this position since October 2000 and his responsibilities include worldwide legal and regulatory affairs, mergers, acquisitions and major transactions as well as corporate development initiatives.  He joined the Company in June 1999 as Vice President, Chief Legal Officer and Secretary.  Prior to joining, he was managing partner at Byers Casgrain, a Montreal law firm and was president of the Montreal Board of Trade.

GASTON OUELLET, 60, Senior Vice President, Human Resources.  Mr. Ouellet has held this position since October 2000.  He first became Vice President, Human Resources in April 1993.  Mr. Ouellet joined the Company in 1967.

GLENN R. LUCAS, 49, Vice President and Treasurer.  Mr. Lucas became treasurer of the Company in April 1999 and his responsibilities include financing, foreign exchange risk management, cash management and insurance.  He has held various senior positions with the Company in Asia: President, Alcan Japan (1998), President, Alcan Nikkei Asia Company (1997) and Vice President, Planning & Finance, Alcan Pacific Limited (1994).  Mr. Lucas joined the Company in 1979.

THOMAS J. HARRINGTON, 44, Vice President and Controller.  Prior to joining the Company in November 2002, Mr. Harrington was employed at General Electric Company where he was global controller for GE Medical Systems. Prior to joining GE, Mr. Harrington was a manager with Deloitte & Touche LLP, in California.

MICHEL JACQUES, 50, Vice President, Strategic Management Support. Mr. Jacques has held this position since 1 January 2002 and he assists the Office of the President and the executive management team in addressing high value at stake issues and also provides expertise to business groups.  He has also held various positions with the Company: Director, Corporate Development (September 2000), Vice President, Metal Management, Business Planning and Development, Alcan Europe (1997), and Director, Metal Management, Logistics and Information Technology (September 1996).

ROY MILLINGTON, 43, Corporate Secretary.  Mr. Millington has held this position since July 2001. As senior legal counsel, he was previously based in Zurich and was active in the global legal integration of the Company and Algroup.  He has been a member of Alcan's legal department since 1989 and was seconded to British Alcan Aluminium plc in 1995-1997.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Management Proxy Circular, pages 20 to 25, in the section entitled "Executive Officers' Remuneration".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference to the Management Proxy Circular, pages 7 and 8, in the section entitled "Nominees for Election as Directors".

Directors and Executive Officers as a group beneficially own 351,917 Shares (including Shares over which control or direction is exercised). This represents 0.11% of Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Management Proxy Circular) to purchase 2,542,251 Shares.

In the case of each of the Directors and Named Executive Officers of Alcan, the percentage of Shares held amounts to less than 0.08% of the outstanding Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Management Proxy Circular, pages 27 and 28, the section entitled "Indebtedness of Directors and Executive Officers".

The interest rate is currently nil on all outstanding option loans.

ITEM 14 CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including Alcan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in Alcan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   FINANCIAL STATEMENTS

The information required is incorporated by reference to the Annual Report, pages 41 to 77 and the Auditors' Report on page 40 thereof.

       2.   FINANCIAL STATEMENT SCHEDULES

             The required information is shown in the consolidated financial statements or notes thereto.

       3.   EXHIBITS

References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555.  References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

(3) Articles of Incorporation and By-laws:
3.1.	Certificate of Amalgamation dated 1 January 1995, Certificate of Amendment dated 8 May 1995. (Incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K of the Company for 1996.)
3.1.1	Certificate of Amendment dated 1 March 2001. (Incorporated by reference to exhibit 3.11 to the Annual Report on Form 10-K of the Company for 2000.)
3.2	Restated Articles of Incorporation dated 12 September 2002. (Incorporated by reference to exhibit 3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2002.)
3.3	By-law No. 1A. (Incorporated by reference to exhibit 3.5 to the Annual Report on Form 10-K of the Company for 1987.)
3.3.1	Amendment to By-law No. 1A. (Incorporated by reference to exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 2002.)

(4)      Instruments defining the rights of security holders:

4.1.1

Indenture, dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989).

4.1.2

First Supplemental Indenture dated as of 1 January 1986 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989).

4.1.3

Second Supplemental Indenture dated as of June 30, 1989 to the Indenture dated as of May 15, 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989).

4.1.4

Third Supplemental Indenture dated as of 19 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit (4)(a) to the Company's Current Report on Form 8-K dated 26 July 1989 filed with the Commission on 26 July 1989 (Commission File Number 1-3677)).

4.1.5

Fourth Supplemental Indenture dated as of 17 July 1990 to the Indenture dated as of May 15, 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 33-35977) filed with the Commission on 20 July 1990).

4.1.6

Fifth Supplemental Indenture dated as of 1 January 1995 to the Indenture dated May 15, 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-76535) filed with the Commission on 19 April 1999).

4.1.7

Sixth Supplemental Indenture dated as of 8 April 2002 to the Indenture dated May 15, 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.7 to the Company's Registration Statement on Form S-3 (No. 333-85998) filed with the Commission on 11 April 2002).

4.1.8	Specimen Form of Debt Security (Incorporated by reference to exhibit 4.1 to Form 8-A filed with the Commission on 10 September 2002).
4.2	Form of certificate for the Registrant's Common Shares (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)
4.3

Shareholder Rights Agreement as re-confirmed on 25 April 2002 between Alcan and CIBC Mellon Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended 30 June 2002.)

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

10.1.8	Amendments dated 1 July 2001, Schedule 01-1 and 1 October 2001, Schedule 01-2. (Incorporated by reference to exhibit 10.1.8 to the Annual Report on Form 10-K of the Company for 2001.)
10.1.9	Amendments dated 15 October 2002, Schedules 02-1, 02-2, 02-3 and 29 November 2002, Schedule 02-4. (filed herewith.)
10.2

Alcan Executive Share Option Plan. (Incorporated by reference to the section entitled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33-61790.)

10.3	Alcan Executive Performance Award Plan revised as of October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)
10.4	Alcan Financial Counselling Plan. (Incorporated by reference to the exhibit of that name filed with the Annual Report on Form 10-K of the Company for 1981.)
10.5	Alcan Executive Automobile Program revised as of 1 January 1992. (Incorporated by reference to exhibit 10.5 to the Annual Report on Form 10-K of the Company for 1991.)
10.6	Alcan Flexible Perquisites Program. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)
10.7	Form of Supplemental Retirement Benefits Agreement. (Incorporated by reference to exhibit 10.6 filed with the Annual Report of the Company on Form 10-K for 1983.)
10.8	Alcan Supplemental Retirement Benefit Plan (Canada), February 1992 edition. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 1991.)
10.8.1	Amendments dated 1 January 1994, Schedule 93-1. (Incorporated by reference to exhibit 10.7.1 to the Annual Report on Form 10-K of the Company for 1994.)
10.8.2	Amendments dated 23 September 1993. (Incorporated by reference to exhibit 10.8.2 to the Annual Report on Form 10-K of the Company for 1994.)
10.8.3	Amendments dated 1 November 1998, Schedule 98-1. (Incorporated by reference to exhibit 10.8.3 to the Annual Report on Form 10-K of the Company for 1998.)
10.8.4	Amendments dated 1 May 1999, Schedule 99-1 and 1 January 2000, Schedule 00-1. (Incorporated by reference to exhibit 10.8.4 to the Annual Report on Form 10-K of the Company for 2000.)
10.8.5	Amendments dated 15 October 2002, Schedules 02-1 and 02-2. (Filed herewith.)
10.9	Alcan Retirement Compensation Plan for Non-Executive Directors dated 27 April 1995. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for 1995.)
10.10	Amendment dated 1 January 1997. (Incorporated by reference to exhibit 10.10.1 to the Annual Report on Form 10-K of the Company for 1996.)

	10.11	B.C./Alcan 1997 Agreement. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)
	10.12	Employment Agreement dated 23 February 2001 with Travis Engen. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 2000.)
10.13

Alcan Inc. Stock Price Appreciation Plan dated 27 September 2001.  (Incorporated by reference to exhibit 99.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

10.14

Alcan Inc. 2001 Deferred Share Unit Plan for Non-Executive Directors dated 1 April 2001 (Incorporated by reference to exhibit 99.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

	10.15	Employment Agreement dated 31 December 2001 with Richard B. Evans. (Incorporated by reference to exhibit 10.18 to the Annual Report on Form 10-K of the Company for 2001.)
	10.16	Employment Agreement dated 31 December 2001 with Brian W. Sturgell. (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2001.)
	10.17	Total Shareholder Return Performance Plan as of 1 January 2002. (Incorporated by reference to exhibit 10.20 to the Annual Report on Form 10-K of the Company for 2001.)
	10.18	Change of Control Agreement dated 1 August 2002 with Travis Engen. (Filed herewith.)
	10.19	Change of Control Agreement dated 1 August 2002 with Richard B. Evans. Substantially similar agreements have been entered into with B.W. Sturgell, G. E. Merszei and C. Carroll.)
(13)	Annual Report. (Filed herewith.)
(21)	Subsidiaries and Related Companies of the Company. (Filed herewith.)

(23)	Consent of Independent Accountants is on page 45.
(24)	Powers of Attorney. (Filed herewith)
	24.1	Power of attorney of R. Berger
	24.2	Power of attorney of L.Y. Fortier
	24.3	Power of attorney of B.M. Levitt
	24.4	Power of Attorney W. R. Loomis
	24.5	Power of attorney of J.E. Newall
	24.6	Power of attorney of G. Saint-Pierre
	24.7	Power of attorney of G. Schulmeyer
(99)	Management Proxy Circular. (Filed herewith.)

(b)     REPORTS ON FORM 8-K

The Company has filed a report on Form 8-K during the quarter ended 31 December 2002 concerning Item 5 thereof: "Other Events". The filing date was 22 November 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCAN INC.

27 March 2003	By :*
L. Yves Fortier, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 27 March 2003.

/s/ Travis Engen
Travis Engen, Director, President and Chief Executive Officer (Principal Executive Officer)

*
Roland Berger, Director

Clarence J. Chandran, Director

*
L. Yves Fortier, Chairman of the Board

*
Brian M. Levitt, Director

*
William R. Loomis, Director

*
J. E. Newall, Director

*
Guy Saint-Pierre, Director

*
Gerhard Schulmeyer, Director

Paul M. Tellier, Director

/s/ Geoffery E. Merszei
Geoffery E. Merszei, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas J. Harrington
Thomas J. Harrington, Vice-President and Controller (Principal Accounting Officer)

* By: Roy Millington as Attorney-in-fact

CERTIFICATION

I, Travis Engen, President and Chief Executive Officer of Alcan Inc. ("Alcan"), certify that:

1.   I have reviewed this annual report on Form 10-K of Alcan;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 27 March 2003	/s/ Travis Engen
Travis Engen
President and Chief Executive Officer

CERTIFICATION

I, Geoffery E. Merszei, Executive Vice President and Chief Financial Officer of Alcan Inc. (''Alcan''), certify that:

1.   I have reviewed this annual report on Form 10-K of Alcan;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 27 March 2003	/s/ Geoffery E. Merszei
Geoffery E. Merszei
Executive Vice President and
Chief Financial Officer

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716, 33-61790 and 333-89711) and on Form S-3 (Nos. 2-78568, 2-78713, 33-82754, 333-83336 and 333-85998) of Alcan Inc., of our report, dated 9 February 2003 relating to financial statements  and our comments by auditors on Canada-U.S. Reporting Difference dated 9 February 2003 which appears on page 40 of the 2002 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

Montreal, Canada
27 March 2003

                                                                                                /s/ PricewaterhouseCoopers LLP
                                                                                                PricewaterhouseCoopers LLP