Form 10-Q
period 2003-03-31
ALCAN INC
filed 2003-05-14
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ____

At March 31, 2003, the registrant had 321,642,094 shares of common stock (without nominal or par value) outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Items 2. through 5.

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

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Three months ended March 31
(in millions of US$, except per share amounts)	2003	2002

Sales and operating revenues	3,273	2,937
Costs and expenses
Cost of sales and operating expenses	2,585	2,331
Depreciation and amortization	231	205
Selling, administrative and general expenses	165	139
Research and development expenses	29	28
Interest (note 11)	49	50
Restructuring, impairment and other special charges (note 5)	2	14
Other expenses - net	57	7
	3,118	2,774
Income before income taxes and other items	155	163
Income taxes (note 8)	141	78
Income before other items	14	85
Equity income	-	1
Minority interests	(1)	-
Net income	13	86
Dividends on preference shares	2	1
Net income attributable to common shareholders	11	85
Net income per common share - basic and diluted (note 3)	0.04	0.26
Dividends per common share	0.15	0.15

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
Three months ended March 31 (in millions of US$)	2003	2002

Retained earnings - beginning of year - as reported	3,503	4,074
Accounting change - Impairment of goodwill
as at January 1, 2002 (note 2)	-	(748)
As restated	3,503	3,326
Net income	13	86
Dividends
- Common	(48)	(48)
- Preference	(2)	(1)
Retained earnings - end of period	3,466	3,363

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (unaudited for 2003)
(in millions of US$)	March 31, 2003	December 31, 2002

ASSETS
Current assets
Cash and time deposits	111	110
Trade receivables
(net of allowances of $57 in 2003 and $59 in 2002)	1,437	1,300
Other receivables	476	553
Inventories
- Aluminum operating segments
. Aluminum	946	905
. Raw materials	376	390
. Other supplies	292	296
	1,614	1,591
- Packaging operating segment	409	396
	2,023	1,987
	4,047	3,950

Deferred charges and other assets	645	667
Property, plant and equipment
- Cost (excluding Construction work in progress)	17,891	17,798
- Construction work in progress	615	573
- Accumulated depreciation	(8,367)	(8,138)
	10,139	10,233
Intangible assets, net of accumulated amortization of $63 in 2003 and $56 in 2002	329	332
Goodwill	2,357	2,356
Total assets	17,517	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited for 2003)
(in millions of US$)	March 31, 2003	December 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,360	2,337
Short-term borrowings	352	385
Debt maturing within one year	334	295
	3,046	3,017
Debt not maturing within one year	3,105	3,187
Deferred credits and other liabilities	1,454	1,419
Deferred income taxes	1,166	1,140
Minority interests	135	150

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
- Common shares	4,708	4,703
- Retained earnings	3,466	3,503
- Deferred translation adjustments	277	259
	8,451	8,465
	8,611	8,625
Commitments and contingencies (note 10)
Total liabilities and shareholders' equity	17,517	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Three months ended March 31 (in millions of US$)
	2003	2002

OPERATING ACTIVITIES
Net income	13	86
Adjustments to determine cash from operating activities:
Depreciation and amortization	231	205
Deferred income taxes	24	3
Change in operating working capital:
- Change in receivables	(43)	6
- Change in inventories	(23)	32
- Change in payables	15	(92)
- Total change in operating working capital	(51)	(54)

Change in deferred charges, other assets, deferred credits and other liabilities - net	72	24
Other - net	5	(6)
Cash from operating activities	294	258

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)
Three months ended March 31 (in millions of US$)
	2003	2002

FINANCING ACTIVITIES
New debt	3	131
Debt repayments	(85)	(171)
	(82)	(40)
Short-term borrowings - net	(26)	(127)
Common shares issued	5	6
Dividends
• Alcan shareholders (including preference)	(50)	(49)
• Minority interests	(9)	(1)
Cash used for financing activities	(162)	(211)
INVESTMENT ACTIVITIES
Property, plant and equipment	(134)	(107)
Business acquisitions	(5)	-
	(139)	(107)
Net proceeds from disposal of businesses, investments and other assets	7	36
Cash used for investment activities	(132)	(71)
Effect of exchange rate changes on cash and time deposits	1	1
Increase (decrease) in cash and time deposits	1	(23)
Cash and time deposits - beginning of period	110	119
Cash and time deposits - end of period	111	96

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(in millions of US$, except per share amounts)

1.       ACCOUNTING POLICIES

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements, except for the recently adopted accounting policies described below. The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with Canadian generally accepted accounting principles (GAAP) and therefore should be read in conjunction with the most recent annual financial statements.

Recently Adopted Accounting Policies

Impairment of Long-lived Assets

On January 1, 2003, the Company prospectively adopted the Canadian Institute of Chartered Accountants (CICA) section 3063, Impairment of Long-lived Assets. Under this standard, an impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. No significant impairment losses for long-lived assets were recorded in the first quarter of 2003.

Disposal of Long-lived Assets and Discontinued Operations

On January 1, 2003, the Company prospectively adopted the CICA section 3475, Disposal of Long-lived Assets and Discontinued Operations. Under this standard, a long-lived asset to be disposed of by sale is measured at the lower of its carrying amount or fair value less cost to sell and is not amortized while classified as held for sale. For a long-lived asset to be disposed of other than by sale, such as by abandonment, before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Also, the standard requires that the results of operations of a component of an enterprise that has been disposed of either by sale or abandonment be reported as discontinued operations. A component of an enterprise comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the enterprise. There were no disposal activities relating to long-lived assets initiated by the Company in the first quarter of 2003.

1.       ACCOUNTING POLICIES (cont'd)

Guarantees

On January 1, 2003, the Company adopted the CICA accounting guideline AcG-14, disclosure of guarantees, which addresses disclosure requirements for a guarantor that issues a guarantee. See note 10 - Commitments and contingencies.

Recently Issued Accounting Policies

Asset Retirement Obligations

The CICA issued section 3110, Asset Retirement Obligations, which will be effective for the Company's fiscal year beginning on January 1, 2004. This standard establishes accounting standards for the recognition, measurement and disclosure of liabilities and the associated asset retirement cost for legal obligations associated with the retirement of a tangible long-lived asset. Under this standard, a liability would generally be recognized for such an obligation at its fair value when incurred and a corresponding asset retirement cost would be added to the carrying amount of the related asset.

2.       ACCOUNTING CHANGE

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted the CICA standard concerning goodwill and other intangible assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are tested for impairment on an annual basis. An impairment of $748 was identified in the goodwill balance as at January 1, 2002, and was charged to opening retained earnings in 2002 upon adoption of the accounting standard. Any further impairment arising subsequent to January 1, 2002, will be taken as a charge against income. As a result of the new standard, the Company no longer amortizes goodwill.

3.       NET INCOME PER COMMON SHARE - BASIC AND DILUTED

Basic and diluted net income per common share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted net income per common share.

Three months ended March 31
	2003	2002
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	11	85
Denominator (number of common shares in millions):
Denominator for basic net income per common
share - weighted average of outstanding shares	322	321
Effect of dilutive stock options	-	2
Denominator for diluted net income per common
share - adjusted weighted average of outstanding shares	322	323
Net income per common share - basic and diluted	0.04	0.26

In the first quarter, options to purchase 6,231,283 common shares (2002: 353,000) at a weighted average price of CAN$48.79 per share (2002: CAN$64.25) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at March 31, 2003, there were 321,642,094 (2002 : 321,104,209) common shares outstanding.

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

 Differences relate principally to accounting for foreign currency translation, derivatives, post-retirement benefits, "available-for-sale" securities, asset retirement obligations and goodwill impairment identified as at January 1, 2002. Refer to the Company's 2002 Annual Report for an explanation of these differences.

On January 1, 2003, the Company adopted, in certain circumstances, the optional hedge accounting provisions contained in the FASB Statements Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. Under this statement, when the Company elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Company's approach to managing risk.

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Recently Adopted Accounting Standards

On January 1, 2003, the Company adopted the FASB Statement No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for the recognition, measurement and disclosure of liabilities for legal obligations associated with the retirement of a tangible long-lived asset that result from its acquisition, construction, development or normal operation. Under this standard, a liability is generally recognized for such an obligation at its fair value when incurred and a corresponding asset retirement cost is added to the carrying amount of the related asset. In subsequent periods, the carrying amount of the liability is adjusted to reflect the passage of time and any changes in the timing or amount of the underlying future cash flows. The asset retirement cost is amortized to expense over the asset's useful life.

Under the FASB Statement No. 143, the Company recognized, for U.S. GAAP reporting only, additional liabilities, at fair value, of approximately $106 as at January 1, 2003, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs recognized. These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries and the disposal of certain of its spent potlining associated with smelter facilities.

As a result of the new standard, as at January 1, 2003, Property, plant and equipment - cost has been increased by $140, Property, plant and equipment - accumulated depreciation has been increased by $90, Deferred credits and other liabilities have been increased by $106, Deferred income taxes have been reduced by $17 and an after-tax charge of $39 recorded in Net income for the cumulative effect of accounting change. The cumulative effect of accounting change related primarily to costs for spent potlining disposal for pots currently in operation. Net income for the year ended December 31, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002. For the three months ended March 31, 2003, net income was reduced by $10 due to the adoption of the standard, resulting principally from higher balance sheet translation exchange losses of $8 relating to Deferred credits and other liabilities.

The following is a reconciliation of the aggregate carrying amount of liabilities for asset retirement obligations and the pro forma impact for the year ended December 31, 2002, as if the standard had been adopted effective January 1, 2002.
		(pro forma)
For the period ended	March 31, 2003	December 31, 2002

Balance - beginning of period	389	363
Liabilities incurred	3	12
Liabilities settled	(4)	(12)
Accretion expense	5	17
Exchange	27	9
Balance - end of period	420	389

On January 1, 2003, the Company prospectively adopted the FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the Company's commitment to an exit plan.

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Recently Adopted Accounting Standards (cont'd)

On January 1, 2003, the Company adopted the recognition and measurement provisions of the FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. There were no significant guarantees issued or modified after December 31, 2002.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An entity that holds a significant variable interest but is not the primary beneficiary is subject to specific disclosure requirements. The Company is studying this Interpretation and has not yet determined its impact.

Reconciliation of Canadian and U.S. GAAP

Three months ended March 31 (in millions of US$, except per share amounts)	2003	2002

Net income - as reported	13	86

Difference due to:
- Valuation of derivatives	16	99
- Asset retirement obligations	(11)	-
- Deferred tax effect on the above	(4)	(32)

Net income from continuing operations before
cumulative effect of accounting changes - U.S. GAAP	14	153

Cumulative effect of accounting changes - net of taxes
- Impairment of goodwill	-	(748)
- Asset retirement obligations	(39)	-

Loss - U.S. GAAP	(25)	(595)

Dividends on preference shares	2	1

Loss attributable to common
shareholders - U.S. GAAP	(27)	(596)

Loss per common share
- basic and diluted - U.S. GAAP	(0.08)	(1.86)

Net income attributable to common shareholders
from continuing operations before cumulative effect of
accounting changes - U.S GAAP	12	152

Net income from continuing operations before
cumulative effect of accounting changes per common
share - basic and diluted - U.S. GAAP	0.04	0.47

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Reconciliation of Canadian and U.S. GAAP (cont'd)
	March 31, 2003		December 31, 2002
	As reported	U.S. GAAP	As reported	U.S. GAAP

Other receivables	476	485	553	553

Inventories	2,023	2,028	1,987	1,983

Deferred charges and other assets	645	650	667	664

Property, plant and equipment
- Cost (excluding Construction work in progress)	17,891	18,031	17,798	17,798
- Accumulated depreciation	(8,367)	(8,458)	(8,138)	(8,138)

Intangible assets, net of accumulated amortization	329	472	332	475

Payables and accrued liabilities	2,360	2,361	2,337	2,354

Deferred credits and other liabilities	1,454	2,187	1,419	2,029

Deferred income taxes	1,166	1,001	1,140	983

Retained earnings	3,466	3,462	3,503	3,537

Deferred translation adjustments	277	223	259	205
			First Quarter
Comprehensive income (loss)			2003	2002

Loss			(25)	(595)

Net change in deferred translation adjustments			18	8

Net change in excess of market
value over book value of "available-for-sale" securities			2	4

Valuation of derivatives			13	-

Comprehensive income (loss)			8	(583)

Accumulated other comprehensive loss			March 31, 2003	December 31, 2002

Deferred translation adjustments			223	205

Minimum pension liability			(320)	(320)

Unrealized gain on "available-for-sale" securities			8	6

Valuation of derivatives			13	-

Accumulated other comprehensive loss			(76)	(109)

5.       RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES

In 2001, the Company implemented a restructuring program aimed at safeguarding its competitiveness, resulting in a series of plant sales, closures and divestments throughout the organization.

Restructuring and asset impairment charges

A schedule is provided below showing details of the provision balances and related cash payments for the restructuring and asset impairment charges relating to the 2001 restructuring program:

2001	Severance costs	Asset Impairment provisions	Other	Total

Charges	112	269	30	411
Cash payments - net	(7)	-	(7)	(14)
Non-cash charges	-	(269)	-	(269)

Provision balance as at December 31	105	-	23	128

2002

Charges	36	26	27	89
Cash payments - net	(64)	-	(1)	(65)
Non-cash charges	(6)	(26)	(7)	(39)

Provision balance as at December 31	71	-	42	113

2003

Charges	-	1	1	2
Cash payments - net	(15)	-	(15)	(30)
Non-cash charges	-	(1)	-	(1)

Provision balance as at March 31	56	-	28	84

In the first quarter of 2003, the Company recorded charges of $1 pre-tax for asset write-downs (Engineered Products) and $1 pre-tax for other costs (Packaging).

In 2002, the Company recorded charges of $89 pre-tax related to the restructuring program, which consisted of severance costs of $36 related to workforce reductions of approximately 960 employees (Q1; nil, Q2; 300 employees, Q3; 320 employees, Q4; 340 employees), impairment of long-lived assets of $26 and other exit costs related to the shutdown of facilities of $27. Severance charges of $36 (Q1; nil, Q2; 14, Q3; 6, Q4; 16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite, Alumina and Specialty Chemicals, certain cable operations in North America (Engineered Products) and extrusion operations in Malaysia and light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia). Asset impairment charges of $26 (Q1; 9, Q2; nil, Q3; 13, Q4; 4) related primarily to the extrusion operations in Pieve, Italy (Engineered Products) and the Borgofranco plant in Italy (Rolled Products Europe). Other exit costs of $27 (Q1; 5, Q2; (3), Q3; (4), Q4; 29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusion operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

5.       RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2001, Restructuring, impairment and other special charges of $657 pre-tax were recorded, which included restructuring and asset impairment charges of $411 and other special charges of $246. The charges of $411 included severance costs of $112, which related to workforce reductions of approximately 2,200 employees, impairment of long-lived assets of $269 and other exit costs related to the shutdown facilities of $30. Other special charges of $246 related to environmental provisions for treatment costs of $150 for stored spent potlining in Canada as well as remediation costs of $96 for bauxite residue disposal sites in Canada and the U.K.

Workforce reductions relating to the 2001 restructuring program and subsequent terminations are as follows:

			First Quarter
	2001	2002	2003	Total
Bauxite, Alumina and Specialty Chemicals	-	380	-	380
Primary Metal	500	-	-	500
Rolled Products Americas and Asia	200	250	-	450
Rolled Products Europe	400	-	-	400
Engineered Products	-	200	-	200
Packaging	800	130	-	930
Other	300	-	-	300
Planned workforce reductions	2,200	960	-	3,160
Terminations in period	400	2,500	135	3,035
Total remaining employees				125

In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products. Impairment charges arose as a result of negative projected cash flows and recurring losses, and related principally to buildings, machinery and equipment and some previously capitalized project costs.

5.       RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

Asset Impairment Provisions
	Assets Held and Used (1)				Assets Held for Disposal (2)
	2001	2002	Q1-2003	Total	2001	2002	Q1-2003	Total
Bauxite, Alumina and
Specialty Chemicals (3)	45	-	-	45	-	-	-	-
Primary Metal (4)	22	-	-	22	-	-	-	-
Rolled Products
Americas and Asia (7)	14	3	-	17	8	-	-	8
Rolled Products
Europe (5) (8)	79	-	-	79	22	9	-	31
Engineered Products	3	13	1	17	-	-	-	-
Packaging (6) (9)	43	1	-	44	12	-	-	12
Other	21	-	-	21	-	-	-	-
Total	227	17	1	245	42	9	-	51

(1)  An impairment provision was recorded to the extent that the net book value exceeded the fair value.

(2)  An impairment provision was recorded to the extent that the net book value exceeded the fair value less selling costs.

Assets Held and Used

(3)  Charges principally relate to the specialty chemicals plant at Burntisland, U.K.

(4)  Charges principally relate to the engineered cast products plant in Quebec, Canada.

(5)  Charges principally relate to the cold mill at the Rogerstone plant in the U.K.

(6)  Charges principally relate to the foil facilities at Glasgow, U.K.

Assets Held for Disposal

(7)  Charges principally relate to the extrusion operations in Malaysia and Thailand.

(8)  Charges principally relate to certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy.

(9)  Charges principally relate to the Pharmatech rubber stopper and aluminum seals operations in the U.S.

Assets Held for Disposal	Rolled Products	Rolled Products
	Americas & Asia	Europe	Packaging	Total
Sales & Operating Revenues
First Quarter 2002	10	26	30	66
First Quarter 2003	3	20	-	23

Net Operating Losses
First Quarter 2002	-	-	(1)	(1)
First Quarter 2003	-	-	-	-

Assets
December 31, 2002	10	5	-	15
March 31, 2003	9	4	-	13

Liabilities
December 31, 2002	5	35	-	40
March 31, 2003	5	19	-	24

5.      RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2002, the Company completed the sale of certain glass packaging operations located in Park Hills, Missouri, and Mays Landing, Williamstown and Millville, New Jersey for proceeds of $15 equal to book value. As well, the company sold its rolled product circles production unit at its Pieve plant in Italy for proceeds of $14 and its two Pharmatech rubber stopper and aluminum seals operations located in Salisbury, Maryland, U.S. for proceeds of $9 equal to book value.

The restructuring program was completed in 2002, with the exception of the closure of facilities at Glasgow, U.K., which is expected to be completed in mid-2003, the shut-down of one of the two cold mills at the Fairmont, West Virginia plant in the second half of 2003, and the sales of the extrusion operations in Malaysia and the recycling operations at the Borgofranco plant in Italy, which are planned to be completed in 2003, as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. The provision balance of $84 at March 31, 2003 is expected to be largely paid out in 2003.

6.       INTERIM INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of six operating segments; Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; and Packaging. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products and Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products. The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company except that the pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Some corporate office and certain other costs have been allocated to the respective operating segments. The operating segments are described below.

Bauxite, Alumina and Specialty Chemicals

Headquartered in Montreal, Canada comprising the Company's worldwide activities related to bauxite mining, alumina refining and the production of specialty chemicals. The Bauxite, Alumina and Specialty Chemicals Business Group operates and/or owns seven bauxite mines and deposits in five countries and five alumina plants in three countries.

Primary Metal

Also headquartered in Montreal, comprising smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services and trading operations for alumina and aluminum, operating or having interests in 16 smelters in seven countries.

6.      INTERIM INFORMATION BY OPERATING SEGMENT (cont'd)

Rolled Products Americas and Asia

Headquartered in Cleveland, U.S.A. encompassing aluminum sheet and light gauge products, operating 16 plants in six countries.

Rolled Products Europe

Headquartered in Zurich, Switzerland comprising aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock operating 11 plants in four countries.

Engineered Products

Headquartered in Neuhausen, Switzerland producing fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, building, display, electromechanical and other industrial markets, as well as sales and service centres throughout Europe, operating 47 plants in 17 countries.

Packaging

Headquartered in Zurich, consisting of the Company's worldwide food flexible, foil, specialty, pharmaceutical and cosmetics packaging businesses, operating 76 plants in 14 countries.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina as well as other non-operating items.

6. INTERIM INFORMATION BY OPERATING SEGMENT (cont'd)
Period ended March 31
Sales and operating revenues - intersegment	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	201	187
Primary Metal	605	540
Rolled Products Americas and Asia	19	48
Rolled Products Europe	123	70
Engineered Products	2	6
Packaging	5	5
Intersegment and other	(955)	(856)
	-	-
Sales and operating revenues - third parties	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	120	101
Primary Metal	586	561
Rolled Products Americas and Asia	843	782
Rolled Products Europe	509	411
Engineered Products	453	398
Packaging	752	674
Other	10	10
	3,273	2,937
EBITDA	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	54	64
Primary Metal	214	214
Rolled Products Americas and Asia	80	92
Rolled Products Europe	47	30
Engineering Products	23	27
Packaging	93	76

EBITDA from operating segments	511	503

Depreciation and amortization	(231)	(205)
Restructuring, impairment and other special charges	(2)	(14)
Intersegment, corporate offices and other	(74)	(70)
Interest	(49)	(50)
Income taxes	(141)	(78)
Minority interests	(1)	-

Net income	13	86

7.       STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

The Company does not recognize compensation expense in earnings for options granted under the share option plan for employees as stock options are granted at an exercise price equal to the market price of the underlying stock on the grant date. For pro forma income purposes, the fair value of options granted is being amortized over their respective vesting periods. Pro forma net income and net income per common share - basic and diluted, as if the Company had elected to recognize compensation expense using the fair value method for all stock options is presented below:

Three months ended March 31	2003	2002
Net income as reported	13	86
Compensation expense if the fair value method was used	2	6
Pro forma net income	11	80
Net income per common share - basic and diluted - as reported	0.04	0.26
Pro forma net income per common share - basic and diluted	0.03	0.23

The compensation cost for stock-based employee compensation awards that can be settled in cash, which is based on the change in the share price during the period, is recognized in income. For the first quarter of 2003 total compensation cost for such awards was $2 (2002: $3).
8. INCOME TAXES
	First Quarter
	2003	2002

Current	117	75
Deferred	24	3
	141	78

The composite of the applicable statutory corporate income tax rates in Canada is 39.1% (39.4% for 2002). In 2003, the difference between income taxes calculated at the Canadian composite rate and the amounts reported is primarily attributable to exchange. In 2002, the difference is primarily attributable to exchange and the impact of potential future tax benefits that were not recognized since their realization is not likely.

9.       SUPPLEMENTARY INFORMATION

Statement of Cash Flows	First Quarter
	2003	2002

Interest paid	57	57
Income taxes paid (recovered)	34	(47)

10.    COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (PMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain residual liability for EPMI's obligation arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100, with mitigation and subrogation rights. On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex, the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as a result filed a claim for $100 against Enron on March 15, 2002 as a necessary step prior to making the same claim against the Company. Enron did not respond to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex. On January 17, 2003, the Company received a decision following arbitration hearings held in December 2002, on a contractual dispute between Powerex and Alcan. The arbitrator confirmed Powerex's claim for $100. A standstill agreement, which had been in effect, has now expired. The parties remain in discussions while taking steps to preserve their respective rights. To this end, Alcan is pursuing an application before the courts of the State of Oregon for the judicial review of the arbitrator's decision. Alcan has been advised that Powerex cannot enforce the arbitrator's decision while this application is pending. The judicial review is not expected to take place before August 2003. A provision of $100 pre tax was recorded in the fourth quarter of 2002.

The Company has guaranteed the repayment of approximately $6 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. These guarantees are primarily for employee housing loans and potential environmental remediation at former Alcan sites.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 29 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

Although it is possible that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that such an outcome will significantly impair its operations or have a material adverse effect on its financial position.

11.    CAPITALIZATION OF INTEREST COSTS

Total interest costs in the first quarter were $50 (2002:  $50) of which $1 (2002: nil) was capitalized.

12.     PROPOSED ACQUISITIONS

Agreements to acquire Baltek Corporation

On March 5, 2003, the Company announced that it has entered into agreements to acquire Baltek Corporation (Baltek) for approximately $35. Under the agreements, the Company will acquire Baltek on the basis of $15.17 per share. This reflects a premium of approximately 77% based on the 20-day average trading price to March 5, 2003. With corporate head offices in New Jersey, Baltek, the world leader in balsa-based composite materials, has production and sales facilities around the world. Baltek has operated balsa plantations in Ecuador, one of the world's largest sources of balsa wood, for nearly 60 years.

The transaction, which is subject to approval by Baltek's shareholders, has received the approval of Baltek's board of directors and the support of its major shareholders. Completion is subject to other usual conditions for a transaction of this nature, although no clearances from anti-trust or competition authorities are required. Alcan expects the transaction to be completed in the second quarter of 2003.

Acquisition of VAW Packaging

On April 30, 2003 the Company completed the purchase of VAW Packaging group of businesses (FlexPac) from Norsk Hydro for approximately €345 million. FlexPac includes 14 plants in 8 countries and has 5,400 employees. FlexPac comprises a set of custom manufacturing businesses producing high-quality flexible packaging products for a wide variety of end-use customers and manufacturers' of consumer goods, including those in the food, dairy and pharmaceutical industries. The purchase price is subject to post-closing adjustments.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company reported first quarter net income of US$0.04 per share compared to US$0.26 per share a year earlier and US$0.08 per share in the fourth quarter of 2002.

The results for the first quarter of 2003 included a non-cash, after-tax charge of US$96 million (US$0.30 per share) for the effects of foreign currency balance sheet translation in addition to Other Specified Items, after-tax, of US$13 million (US$0.04 per share) that comprised mainly tax adjustments relating to prior years. Foreign currency balance sheet translation effects and Other Specified Items, after-tax, reduced earnings by US$21 million (US$0.07 per share) in the first quarter a year ago, and by US$98 million (US$0.30 per share) in the fourth quarter of 2002.

Certain terms used in this section are defined under "Definitions" below.

Consolidated Review

	FIRST QUARTER		FOURTH QUARTER
(US$ millions, unless otherwise noted)	2003	2002	2002
Sales & operating revenues	3,273	2,937	3,180
Shipments (thousands of tonnes)
Ingot products[1]	338	315	396
Rolled products	511	497	503
Conversion of customer-owned metal	105	75	119
Aluminum used in engineered products & packaging	147	126	141
Total aluminum volume	1,101	1,013	1,159
Ingot product realizations (US$ per tonne)	1,578	1,497	1,498
Average London Metal Exchange 3-month price (US$ per tonne)	1,392	1,395	1,359
Net income	13	86	26
Included in Net income are:
Foreign currency balance sheet translation	(96)	(14)	(12)
Other Specified Items	(13)	(7)	(86)

1 includes primary and secondary ingot and scrap, as well as shipments resulting from trading activities

Year-over-year, sales and operating revenues for the quarter improved by 11% as a result of increased aluminum shipments and other fabricated product volumes, better ingot product realizations, the stronger Euro and a higher-value product mix, despite pricing pressure in Engineered Products and Packaging. Higher LME prices and market premiums, the stronger Euro and improved Engineered Products and Packaging volumes strengthened results compared to the fourth quarter, despite lower aluminum shipments.

Total aluminum volume of 1,101 thousand tonnes (kt) was 9% higher than a year earlier, but 5% lower than the preceding quarter. The year-over-year increase reflects the recently acquired interest in the Alouette smelter in Quebec; production restarts in Kitimat, British Columbia and in Brazil, and improved rolled product shipments in Europe and South America. Compared to the previous quarter, volume decreased as a result of seasonally lower smelter production and decreased rolled product shipments in North and South America.

Ingot product realizations of US$1,578 per tonne increased by US$81 per tonne from the year-ago quarter, despite a slight decrease in the London Metal Exchange (LME) price, mainly reflecting higher market premiums. Compared to the previous quarter, realizations improved by US$80 per tonne in line with LME prices and the increase in market premiums.

For the quarter, net income of US$13 million compared to US$86 million in the year-ago quarter and US$26 million in the previous quarter. The differences were largely due to the unfavourable effects of foreign currency balance sheet translation compared to both prior periods, partially offset by a decrease in Other Specified Items relative to the fourth quarter of 2002. Results compared to the year-ago quarter were positively influenced by the benefits from the Company's restructuring and merger-related synergies programs, higher overall volumes and better product mix offset by rising fuel and recycled metal costs, as well as higher depreciation expense. On a quarter-over-quarter basis, the benefits from increased sales were offset by higher fuel, recycled metal and pension expenses.

Starting in 2003, the Company presents EVA® as a range of numbers using two weighted average costs of capital (WACC) that are better aligned with current capital markets. This approach reflects the dynamic nature of capital costs over time and the differing methodologies used to calculate them. Prior period amounts have been restated accordingly. Since the Company uses EVA® as its primary measure for variable compensation, it will continue to use a fixed WACC of 10% for internal purposes.

Economic Value Added (EVA® )	FIRST QUARTER		FOURTH QUARTER
(US$ millions)	2003	2002	2002
At WACC of 9%	(163)	(163)	(154)
At WACC of 8%	(127)	(127)	(118)

® EVA is a registered trademark of Stern, Stewart & Company. There is no comparable GAAP measure.

Segment Review

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a financial measure used by management for measuring the performance of the operating segments. The total EBITDA from operating segments is reconciled to net income. Reconciling items include depreciation and amortization; restructuring, impairment and other special charges; intersegment, corporate offices and other items; interest; income taxes; and minority interests. These reconciling items, except for depreciation and amortization, are not under the control of the operating segments but are managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. Significant changes in these items are explained below under Reconciliation to Net Income.

	FIRST QUARTER		FOURTH QUARTER
(US$ millions)	2003	2002	2002

Earnings before interest, taxes, depreciation and amortization (EBITDA)
Bauxite, Alumina and Specialty Chemicals	54	64	44
Primary Metal	214	214	201
Rolled Products, Americas and Asia	80	92	95
Rolled Products, Europe	47	30	30
Engineered Products	23	27	19
Packaging	93	76	91

EBITDA from operating segments (sub-total)	511	503	480
Depreciation & amortization	(231)	(205)	(224)
Restructuring, impairment and other special charges	(2)	(14)	(42)
Intersegment, corporate offices and other	(74)	(70)	(103)
Interest	(49)	(50)	(51)
Income taxes	(141)	(78)	(30)
Minority interests	(1)	-	(4)

Net income	13	86	26

Segments

First quarter EBITDA of US$54 million for Bauxite, Alumina and Specialty Chemicals were 16% lower than in the previous year. Benefits from cost initiatives, higher alumina realizations and favourable caustic soda prices were more than offset by increased foreign currency balance sheet translation losses and higher energy costs. Compared to the preceding quarter, EBITDA increased by 23% mainly due to higher alumina selling prices which lag the LME price by one quarter, partially offset by higher foreign currency balance sheet translation losses resulting from the quarter-to-quarter strengthening in the Canadian and Australian dollars.

For Primary Metal, EBITDA of US$214 million for the first quarter was unchanged from the year-ago quarter and 6% higher than the preceding quarter. The results relative to both comparable periods were favourably affected by the benefits from merger synergies, restructuring programs and other profit improvement initiatives and improved ingot product realizations; offset by significantly higher foreign currency balance sheet translation charges and cost increases related to currency, fuel and pensions. Compared to the year-ago quarter, earnings also reflected higher sales volumes from the acquisition of a 40% interest in the Alouette smelter in Quebec and production restarts, as well as increased power sales. Losses on foreign currency balance sheet translation and the currency-related increase in operating costs resulted primarily from the strengthening of the Canadian dollar during the quarter.

EBITDA for Rolled Products Americas and Asia, at US$80 million, was 13% lower than in the previous year. Favourable volumes were more than offset by the unfavourable impact of metal price movements, recycled metal costs, and a stronger Korean won. Compared to the preceding quarter, EBITDA decreased by 16%, despite cost improvements, due to the impact of higher energy costs, unfavourable metal price lags, lower volumes and recycled metal spreads.

Driven by an 11% increase in shipments as well as the streamlining of operations, Rolled Products Europe EBITDA, at US$47 million for the first quarter, improved substantially from the US$30 million in the previous year. Results also increased by US$17 million from the previous quarter due to seasonally higher volumes. Earnings relative to both prior periods benefited from a stronger Euro and continued cost improvements.

EBITDA for Engineered Products, at US$23 million, was lower by 15% compared to the same quarter in 2002. Despite solid improvements in extrusion and composite volumes and a stronger Euro, EBITDA for the North American Cable business was US$9 million lower due to weak energy cable and building wire markets. EBITDA was 21% higher than the previous quarter due to better volumes, mainly in extrusion and composite markets, and the stronger Euro; partly offset by price erosion in North American energy cable and building wire markets.

Packaging Group EBITDA, at US$93 million, increased by US$17 million compared to the same quarter in 2002 and was US$2 million higher than the previous quarter. The improvement over both periods was driven by cost saving initiatives, and the positive impact of a stronger Euro which lead to higher revenues (17% increase in continuing businesses compared to the year-ago quarter).

Reconciliation to Net Income

Depreciation and amortization of US$231 million was 13% higher than the year-ago quarter, largely due to the acquisition of Alouette, and 3% higher than the previous quarter.

"Intersegment, corporate offices and other" includes the elimination of profits on intersegment sales of aluminum as well as other non-operating items. Rising LME prices and seasonally higher inventories resulted in an unfavourable impact from such profit eliminations. Corporate office expenses decreased relative to both prior periods due to lower consulting fees, despite increases in pension costs. The fourth quarter of 2002 included a provision of US$100 million for the previously announced ruling on a contract dispute with Powerex partially offset by a gain on the sale of more than half of the Company's portfolio investment in Nippon Light Metal Company, Ltd.

The Company's effective tax rate was 91% in the quarter, reflecting mostly the effects of foreign currency balance sheet translation and Other Specified Items. Excluding these items, the Company's effective tax rate was 36%.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities during the first three months of 2003 increased to US$294 million as a result of improved earnings, excluding foreign currency balance sheet translation and Other Specified Items compared to US$258 million in the comparable period of 2002.

Financing Activities

Cash used for financing activities in the first three months of 2003 was US$162 million compared to US$211 million in the same period in 2002. Debt as a percent of invested capital at March 31, 2003 declined to 30%, compared to 31% at the end of the fourth quarter of 2002 and 32% for the year-ago quarter, resulting from continued financial discipline that was reflected in strong free cash flows.

There was little change in interest expense of US$49 million.

On April 28, 2003, the Company announced a public offering issue in the United States of US$500 million 4½% percent global notes, due May 15, 2013. Net proceeds to the Company from the sale of the notes will be used to help fund the previously announced acquisition of VAW Flexpac and to retire commercial paper.

Investment Activities

Capital expenditures during the first three months of 2003 were US$134 million compared to US$107 million a year earlier. Capital expenditures for the full year are expected to be below depreciation expense.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in Canada and the United States requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are associated with the critical accounting policies relating to post-retirement benefits; environmental liabilities and contingencies; property, plant and equipment; goodwill; and income taxes. These critical accounting policies are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company's critical accounting policies are more fully described in the Management's Discussion and Analysis, while all significant accounting policies are included in note 2 to the Consolidated Financial Statements, both contained in the 2002 Annual Report.

Cautionary Statement

Readers are cautioned that forward looking statements contained in this Management's Discussion and Analysis should be read in conjunction with "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" at Exhibit No. 99.

Definitions

"GAAP" refers to Canadian Generally Accepted Accounting Principles

The term "foreign currency balance sheet translation" means gains and losses arising from translating balance sheet items mainly in Canada and Australia (principally accounts payable, deferred credits and other liabilities, and deferred income taxes) at period-end exchange rates.

Other Specified Items include, for example: restructuring charges; asset impairment charges; unusual environmental charges; gains and losses on non-routine sales of assets, businesses or investments; gains and losses from legal claims; gains and losses on the redemption of debt; income tax adjustments related to prior years and the effects of changes in income tax rates; and other items that do not typify normal business activities.

EVA® indicates the difference between the return on capital and the cost of using that capital over the same period. See the discussion of EVA in Item 7 of the Company's 2002 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has estimated the potential impact of a 10% adverse change in interest rates, in foreign currency exchange rates or in aluminum prices based upon its financial instrument and derivative commodity contract positions outstanding at March 31, 2003.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at March 31, 2003 net of its invested surplus cash and time deposits at March 31, 2003 would be to reduce net income by $2 million. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company is prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see page 45 of the Annual Report to Shareholders for the year ended December 31, 2002 "Annual Report".

Foreign Currency Exchange Rates

The effect on net income of a movement of plus or minus 10% in foreign currency exchange rates on the Company's financial instruments (principally forward and option contracts) outstanding at March 31, 2003 is detailed below*.

In millions of US$

Currency	Plus 10% movement	Minus 10% movement
AUD	18	(19)
EUR	(23)	23
CHF	(4)	5
BRL	3	(3)
Other	2	(1)
Total	(4)	5

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

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at March 31, 2003 would be to reduce 2003 net income by approximately $14 million, of which $1 million relates to the net cost of option premiums and $13 million to forward contracts (principally forward purchase contracts). These results reflect a 10% reduction from March 31, 2003, three-month LME aluminum closing price of $1,346 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at March 31, 2003.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 10 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2. through 5.

The registrant has nothing to report under these items.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	(10)	Alcan Inc. Pension Plan for Officers dated January 2003. (Filed herewith)

	(99)	Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith)

(b)	Report on Form 8-K

A report on Form 8-K was filed on January 21, 2003 under Item 5 thereof, reporting that Alcan had received a decision following arbitration on a contractual dispute between Powerex and Alcan where Powerex's claim for $100 million was confirmed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCAN INC.

Dated: May 14, 2003

By: /s/ Thomas J. Harrington

Thomas J. Harrington

Vice President and Controller

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

Date: May 14, 2003

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

Date: May 14 , 2003

/s/ Geoffery E. Merszei
Geoffery E. Merszei
Executive Vice President and

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number 9;	Description

(10)	Alcan Inc. Pension Plan for Officers. (Filed herewith)

(99)	Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. (Filed herewith.)