Form 10-Q
period 2003-06-30
ALCAN INC
filed 2003-08-14
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes Ö No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes Ö No ____

At June 30, 2003, the registrant had 321,739,502 shares of common stock (without nominal or par value) outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s discussion and analysis of financial conditions and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Disclosure Controls and Procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Items 2. and 3.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Periods ended June 30	Second Quarter		Six Months
(in millions of US$, except per share amounts)	2003	2002	2003	2002
Sales and operating revenues	3,468	3,146	6,681	6,034
Costs and expenses
Cost of sales and operating expenses	2,751	2,473	5,286	4,760
Depreciation and amortization	231	212	455	411
Selling, administrative and general expenses	176	142	339	280
Research and development expenses	32	27	61	55
Interest (note 12)	56	49	104	99
Restructuring, impairment and other special charges (note 6)	(16)	6	(14)	20
Other expenses - net	52	43	109	50
	3,282	2,952	6,340	5,675
Income from continuing operations
before income taxes and other items	186	194	341	359
Income taxes (note 9)	151	122	292	201
Income from continuing operations
before other items	35	72	49	158
Equity income	1	2	1	3
Minority interests	(12)	(2)	(13)	(2)
Income from continuing operations	24	72	37	159
Loss from discontinued operations (note 3)	(113)	(1)	(113)	(2)
Net income (Loss)	(89)	71	(76)	157
Dividends on preference shares	1	1	3	2
Net income (Loss) attributable to common shareholders	(90)	70	(79)	155
Net income (Loss) per common share - basic and diluted (note 4)
Income from continuing operations	0.07	0.22	0.10	0.49
Loss from discontinued operations	(0.35)	-	(0.35)	(0.01)
Net Income (Loss)	(0.28)	0.22	(0.25)	0.48
Dividends per common share	0.30	0.15	0.45	0.30

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
Six months ended June 30 (in millions of US$)	2003	2002

Retained earnings - beginning of year - as reported	3,503	4,074

Accounting change - Impairment of goodwill as at January 1, 2002 (note 2)	-	(748)
As restated	3,503	3,326
Net income (Loss)	(76)	157
Dividends
- Common	(145)	(96)
- Preference	(3)	(2)
Retained earnings - end of period	3,279	3,385

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (unaudited for 2003)
(in millions of US$)	June 30, 2003	December 31, 2002

ASSETS
Current assets
Cash and time deposits	127	109
Trade receivables
(net of allowances of $61 in 2003 and $58 in 2002)	1,550	1,264
Other receivables	432	542
Inventories
• Aluminum operating segments
. Aluminum	964	905
. Raw materials	432	390
. Other supplies	305	296
	1,701	1,591
• Packaging operating segment	519	368
	2,220	1,959
Current assets held for sale (note 3)	83	76
	4,412	3,950
Deferred charges and other assets	665	666
Property, plant and equipment
• Cost (excluding Construction work in progress)	18,402	17,630
• Construction work in progress	704	570
• Accumulated depreciation	(8,654)	(8,107)
	10,452	10,093
Intangible assets, net of accumulated amortization of $69 in 2003 and $53 in 2002	319	318
Goodwill	2,353	2,303
Long-term assets held for sale (note 3)	72	208
Total assets	18,273	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited for 2003)
(in millions of US$)	June 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,509	2,294
Short-term borrowings	348	381
Debt maturing within one year	235	295
Current liabilities of operations held for sale (note 3)	41	47
	3,133	3,017
Debt not maturing within one year (note 13)	3,517	3,186
Deferred credits and other liabilities	1,631	1,418
Deferred income taxes	1,198	1,120
Long-term liabilities of operations held for sale (note 3)	8	22
Minority interests	195	150
Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
• Common shares	4,711	4,703
• Retained earnings	3,279	3,503
• Deferred translation adjustments	441	259
	8,431	8,465
	8,591	8,625
Commitments and contingencies (note 11)
Total liabilities and shareholders' equity	18,273	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Periods ended June 30 (in millions of US$)	Second Quarter		Six Months
	2003	2002	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	24	72	37	159
Adjustments to determine cash from operating activities:
Depreciation and amortization	231	212	455	411
Deferred income taxes	44	36	69	40
Asset impairment provisions	8	9	8	9
Gain on sales of businesses and investment - net	(51)	-	(51)	-
Change in operating working capital:
• Change in receivables	112	38	71	51
• Change in inventories	(40)	(10)	(60)	23
• Change in payables	(47)	(2)	(36)	(91)
• Total change in operating working capital	25	26	(25)	(17)
Change in deferred charges, other assets, deferred credits and other liabilities - net	33	40	106	65
Other - net	19	(2)	24	(8)
Cash from operating activities in continuing operations	333	393	623	659
Cash from (used for) operating activities in discontinued operations (note 3)	3	7	7	(1)
Cash from operating activities	336	400	630	658

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)
Periods ended June 30 (in millions of US$)	Second Quarter		Six Months
	2003	2002	2003	2002

FINANCING ACTIVITIES
New debt	501	51	505	182
Debt repayments	(261)	(21)	(346)	(192)
	240	30	159	(10)
Short-term borrowings - net	(40)	(49)	(64)	(175)
Common shares issued	3	4	8	10
Dividends
• Alcan shareholders (including preference)	(50)	(49)	(100)	(98)
• Minority interests	(1)	(2)	(10)	(3)
Cash from (used for) financing activities in continuing operations	152	(66)	(7)	(276)
Cash used for financing activities in discontinued operations (note 3)	(1)	-	(4)	(1)
Cash from (used for) financing activities	151	(66)	(11)	(277)
INVESTMENT ACTIVITIES
Property, plant and equipment	(206)	(152)	(337)	(257)
Business acquisitions (note 14)	(343)	(172)	(348)	(172)
	(549)	(324)	(685)	(429)
Net proceeds from disposal of businesses, investments and other assets	47	11	53	47
Cash used for investment activities in continuing operations	(502)	(313)	(632)	(382)
Cash used for investment activities in discontinued operations (note 3)	(2)	(3)	(4)	(5)
Cash used for investment activities	(504)	(316)	(636)	(387)
Effect of exchange rate changes on cash and time deposits	3	7	4	8
Increase (Decrease) in cash and time deposits	(14)	25	(13)	2
Cash of subsidiaries consolidated - net	30	-	30	-
Cash and time deposits - beginning of period	111	96	110	119
Cash and time deposits - end of period	127	121	127	121

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2003 (Unaudited) (in millions of US$, except per share amounts)
1.	ACCOUNTING POLICIES

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

Recently Adopted Accounting Policies

Impairment of Long-lived Assets

On January 1, 2003, the Company elected to early adopt the Canadian Institute of Chartered Accountants (CICA) section 3063, Impairment of Long-lived Assets. Under this standard, an impairment loss is recognized when the carrying amount of a long-lived asset held for use is not recoverable and exceeds its fair value. An impairment loss of $8 relating to the packaging operations was recorded in the second quarter of 2003.

Disposal of Long-lived Assets and Discontinued Operations

On January 1, 2003, the Company elected to early adopt the CICA section 3475, Disposal of Long-lived Assets and Discontinued Operations. Under this standard, a long-lived asset to be disposed of by sale is measured at the lower of its carrying amount or fair value less cost to sell, and is not amortized while classified as held for sale. Assets and liabilities classified as held for sale are reported as assets held for sale and liabilities of operations held for sale on the balance sheet. A long-lived asset to be disposed of other than by sale, such as by abandonment, before the end of its previously estimated useful life, is classified as held for use until it is disposed of and depreciation estimates revised to reflect the use of the asset over its shortened useful life. Also, the standard requires that the results of operations of a component of an enterprise, that has been disposed of either by sale or abandonment or is classified as held for sale, be reported as discontinued operations if the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. A component of an enterprise comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the enterprise. Disposal activities relating to long-lived assets initiated by the Company in the second quarter of 2003 are described in note 3 - Discontinued Operations and Assets Held for Sale.

1.	ACCOUNTING POLICIES (cont'd)

Guarantees

On January 1, 2003, the Company adopted the CICA accounting guideline AcG-14, disclosure of guarantees, which addresses disclosure requirements for a guarantor that issues a guarantee. See note 11 - Commitments and Contingencies.

Recently Issued Accounting Policies

Asset Retirement Obligations

The CICA issued section 3110, Asset Retirement Obligations, which will be effective for the Company's fiscal year beginning on January 1, 2004. This standard establishes accounting standards for the recognition, measurement and disclosure of liabilities and the associated asset retirement cost for legal obligations relating to the retirement of a tangible long-lived asset. Under this standard, a liability would generally be recognized for such an obligation at its fair value when incurred and a corresponding asset retirement cost would be added to the carrying amount of the related asset.

The CICA issued accounting guideline AcG-15, Consolidation of variable interest entities, which will be effective for the Company's fiscal year beginning on January 1, 2004. The Guideline provides guidance as to when to apply consolidation principles to certain entities that are subject to control on a basis other than ownership of voting shares and thus determining when an enterprise includes the assets, liabilities and results of activities of such an entity (a variable interest entity) in its consolidated financial statements.

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

3.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations. These businesses are classified as held for sale and are included in discontinued operations. An impairment charge of $113, after tax, was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell. Accepted valuation techniques were used to estimate fair values. Certain financial information has been reclassified in the prior periods to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows. All of these divestments are expected to be completed within one year.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd) Selected financial information for the businesses included in discontinued operations is reported below:

	Second Quarter		Six Months
Periods ended June 30	2003	2002	2003	2002

Sales	62	53	122	102
Loss from operations	-	(1)	-	(3)
Loss from impairment	(136)	-	(136)	-
Pre-tax loss	(136)	(1)	(136)	(3)
Income taxes	23	-	23	1
Loss from discontinued operations	(113)	(1)	(113)	(2)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	June 30, 2003	December 31, 2002

Current assets held for sale:
Cash and time deposits	1	1
Trade receivables	41	36
Other receivables	9	11
Inventories	32	28
	83	76

Long-term assets held for sale:
Deferred charges and other assets	1	1
Property, plant and equipment, net	5	140
Intangible assets, net	10	14
Goodwill, net	56	53
	72	208

Current liabilities of operations held for sale:
Payables and accrued liabilities	41	43
Short-term borrowings	-	4
	41	47

Long-term liabilities of operations held for sale:
Debt not maturing within one year	-	1
Deferred credits and other liabilities	1	1
Deferred income taxes	7	20
	8	22

4.

NET INCOME PER COMMON SHARE - BASIC AND DILUTED

Basic and diluted net income per common share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted net income per common share.

Periods ended June 30	Second Quarter		Six Months
	2003	2002	2003	2002
Numerator for basic and diluted net income per common share:
Net income (Loss) attributable to common shareholders	(90)	70	(79)	155
Denominator (number of common shares in millions):
Denominator for basic net income (loss) per common
share - weighted average of outstanding shares	322	321	322	321
Effect of dilutive stock options	-	2	-	2
Denominator for diluted net income (loss) per common
share - adjusted weighted average of outstanding shares	322	323	322	323
Net income (Loss) per common share - basic and diluted	(0.28)	0.22	(0.25)	0.48

In the second quarter and six months of 2003, options to purchase 6,242,883 and 6,222,883 common shares, respectively (2002: 932,000 and 353,000) at a weighted average price of CAN$48.78 and CAN$48.79 per share, respectively (2002: CAN$61.21 and CAN$64.25) were outstanding during the periods but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at June 30, 2003, there were 321,739,502 (2002: 321,256,890) common shares outstanding.
5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES Significant differences between Canadian and United States GAAP are described below: Derivatives

Beginning in 2001, the Company elected not to adopt the optional hedge accounting provisions of the FASB Statements Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. Accordingly, for U.S. GAAP reporting purposes only, beginning in 2001, unrealized gains and losses resulting from the valuation of derivatives at fair value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. On January 1, 2003, the Company adopted, for certain transactions, the optional hedge accounting provisions; see "Recently Adopted Accounting Standards" below.  In its primary Canadian GAAP financial statements, the Company continues to recognize the gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged, except for certain foreign currency forward contracts and swaps that are used to hedge certain foreign currency denominated debt and foreign currency denominated loans and oil put options, which are recorded at fair value.

5.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Currency translation

The difference between Deferred translation adjustments under Canadian GAAP and U.S. GAAP arises from the different treatment of exchange on long-term debt at January 1, 1983, resulting from the adoption of accounting standards on foreign currency translation on such date.

Investments

Under U.S. GAAP, certain portfolio investments, which are considered to be "available-for-sale" securities, are measured at market value, with the unrealized gains or losses included in Comprehensive income. Under Canadian GAAP, the concept comprehensive income does not exist and these investments are measured at cost.

Minimum pension liability

Under U.S. GAAP, if the accumulated benefit obligation exceeds the market value of plan assets, a minimum pension liability for the excess is recognized to the extent that the liability recorded in the balance sheet is less than the minimum liability. Any portion of this additional liability that relates to unrecognized prior service cost is recognized as an intangible asset while the remainder is charged to Comprehensive income. Canadian GAAP has no such requirement to record a minimum liability and does not have the concept of comprehensive income.

Impairment of goodwill

Under U.S. GAAP, goodwill impairment identified as at January 1, 2002 is charged to income as the cumulative effect of an accounting change. Under Canadian GAAP, an impairment loss identified as at January 1, 2002 is recognized as a charge to opening retained earnings in 2002.

Asset retirement obligations

Under U.S. GAAP, standards are established for the recognition, measurement and disclosure of liabilities for legal obligations associated with the retirement of a tangible long-lived asset that result from its acquisition, construction, development or normal operation. A liability is generally recognized for such an obligation at its fair value when incurred and a corresponding asset retirement cost is added to the carrying amount of the related asset. In subsequent periods, the carrying amount of the liability is adjusted to reflect the passage of time and any changes in the timing or amount of the underlying future cash flows. The asset retirement cost is amortized to expense over the asset's useful life. Under Canadian GAAP, a similar standard will be effective for the Company's fiscal year beginning on January 1, 2004.

Deferred translation adjustments

Under U.S. GAAP, deferred translation adjustments are reported as a component of Comprehensive income. Under Canadian GAAP, the concept of Comprehensive income does not exist and deferred translation adjustments are reported as a component of shareholders' equity.

Long-lived assets held for sale

Under U.S. GAAP, assets and liabilities classified as held for sale are presented separately as one line in each of the asset and liability sections, respectively, in the balance sheet. Under Canadian GAAP, current and long-term assets and liabilities are presented separately.

5.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Recently Adopted Accounting Standards

On January 1, 2003, the Company adopted, for certain transactions, the optional hedge accounting provisions contained in the FASB Statements Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency denominated forecasted transaction. Under this statement, when the Company elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Company's approach to managing risk.

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

Under the FASB Statement No. 143, the Company recognized, for U.S. GAAP reporting purposes only, additional liabilities, at fair value, of approximately $106 as at January 1, 2003, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs recognized. These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries and the disposal of certain of its spent potlining associated with smelter facilities.

As a result of the new standard, as at January 1, 2003, Property, plant and equipment - cost has been increased by $140, Property, plant and equipment - accumulated depreciation has been increased by $90, Deferred credits and other liabilities have been increased by $106, Deferred income taxes have been reduced by $17 and an after-tax charge of $39 recorded in Net income for the cumulative effect of accounting change. The cumulative effect of accounting change related primarily to costs for spent potlining disposal for pots currently in operation. Net income for the year ended December 31, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002. For the second quarter and six months ended June 30, 2003, net income was reduced by $12 and $22, respectively, due to the adoption of the standard, resulting principally from higher balance sheet translation exchange losses of $10 and $18, respectively, relating to Deferred credits and other liabilities.

5.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)

Recently Adopted Accounting Standards (cont'd)

The following is a reconciliation of the aggregate carrying amount of liabilities for asset retirement obligations and the pro forma impact for the year ended December 31, 2002, as if the standard had been adopted effective January 1, 2002.

			(pro forma)
	For the period ended	June 30, 2003	December 31, 2002

	Balance - beginning of period	389	363
	Liabilities incurred	6	12
	Liabilities settled	(13)	(12)
	Accretion expense	10	17
	Exchange	67	9
	Balance - end of period	459	389

On January 1, 2003, the Company prospectively adopted the FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the Company's commitment to an exit plan.

On January 1, 2003, the Company adopted the recognition and measurement provisions of the FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. There were no significant guarantees issued or modified after December 31, 2002. See note 11 - Commitments and Contingencies.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An entity that holds a significant variable interest but is not the primary beneficiary is subject to specific disclosure requirements. The Company is studying the accounting requirements of this Interpretation and is preparing for its implementation.

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd) Reconciliation of Canadian and U.S. GAAP

	Periods ended June 30		Second Quarter		Six Months
	(in millions of US$, except per share amounts)	Reference	2003	2002	2003	2002

	Income from continuing operations - as reported		24	72	37	159
	Differences due to:
	- Valuation of derivatives	(a)	12	(20)	28	79
	- Currency translation	(b)	1	-	1	-
	- Asset retirement obligations	(f)	(13)	-	(24)	-
	- Deferred tax effect on the above		(2)	7	(6)	(25)

	Income from continuing operations before
	cumulative effect of accounting changes - U.S. GAAP		22	59	36	213
	Cumulative effect of accounting changes - net of taxes

	- Impairment of goodwill	(e)	-	-	-	(748)
	- Asset retirement obligations	(f)	-	-	(39)	-

	Income (Loss) from continuing operations
	- U.S. GAAP		22	59	(3)	(535)

	Loss from discontinued operations		(113)	(1)	(113)	(2)

	Net income (Loss) - U.S. GAAP		(91)	58	(116)	(537)

	Dividends on preference shares		1	1	3	2
	Net income (Loss) attributable to common
	shareholders - U.S. GAAP		(92)	57	(119)	(539)

	Net income (Loss) per common share - basic
	- U.S. GAAP
	Income (Loss) from continuing operations		0.06	0.18	(0.02)	(1.68)
	Loss from discontinued operations		(0.35)	-	(0.35)	-
	Net income (Loss)		(0.29)	0.18	(0.37)	(1.68)

	Net income (Loss) per common share - diluted
	- U.S. GAAP
	Income (Loss) from continuing operations		0.06	0.17	(0.02)	(1.68)
	Loss from discontinued operations		(0.35)	-	(0.35)	-
	Net income (Loss)		(0.29)	0.17	(0.37)	(1.68)

	Income attributable to common shareholders
	from continuing operations before cumulative effect
	of accounting changes - U.S. GAAP		21	58	33	211

	Income from continuing operations
	before cumulative effect of accounting changes
	per common share - basic - U.S. GAAP		0.06	0.18	0.10	0.65

	Income from continuing operations
	before cumulative effect of accounting changes
	per common share - diluted - U.S. GAAP		0.06	0.17	0.10	0.65

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd) Reconciliation of Canadian and U.S. GAAP (cont'd)

	June 30, 2003				December 31, 2002
	As			U.S.	As			U.S.
	reported	Ref.	Amount	GAAP	reported	Ref.	Amount	GAAP
Other receivables	432	(a)	33	465	542		-	542
Inventories	2,220		-	2,220	1,959	(a)	(4)	1,955
Deferred charges and other assets	665		-	665	666	(a)	(9)	663
						(c)	6
Property, plant and equipment
- Cost (excluding Construction work in progress)	18,402	(f)	140	18,542	17,630		-	17,630
- Accumulated depreciation	(8,654)	(f)	(91)	(8,745)	(8,107)		-	(8,107)
Intangible assets, net of accumulated amortization	319	(d)	143	462	318	(d)	143	461
Payables and accrued liabilities	2,509	(f)	1	2,510	2,294	(a)	17	2,311
Deferred credits and other liabilities	1,631	(a)	4	2,374	1,418	(d)	610	2,028
		(d)	610
		(f)	129
Deferred income taxes	1,198	(a)	8	1,038	1,120	(a)	(9)	963
		(d)	(148)			(d)	(148)
		(f)	(20)
Shareholders' equity
- Redeemable non-retractable preference shares	160		-	160	160		-	160
- Common shares	4,711		-	4,711	4,703		-	4,703
- Retained earnings	3,279	(a)	(1)	3,273	3,503	(a)	(20)	3,537
		(b)	55			(b)	54
		(f)	(60)
- Deferred translation adjustments	441	(b)	(55)	-	259	(b)	(54)	-
		(g)	(386)			(g)	(205)
- Other comprehensive income (loss)	-	(a)	22	88	-	(c)	6	(109)
		(d)	(320)			(d)	(320)
		(g)	386			(g)	205
Shareholders' equity	8,591		(359)	8,232	8,625		(334)	8,291

(a) Derivatives
(b) Currency translation
(c) Investments
(d) Minimum pension liability
(e) Impairment of goodwill
(f) Asset retirement obligations
(g) Deferred translation adjustments

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd) Reconciliation of Canadian and U.S. GAAP (cont'd)

	Second Quarter		Six Months
Comprehensive income (loss)	2003	2002	2003	2002
Net income (Loss)	(91)	58	(116)	(537)
Net change in deferred translation adjustments	163	278	181	286
Net change in excess of market value over book value of "available-for-sale" securities	-	6	2	10
Reclassification to net income on disposal of "available- for- sale" securities	(8)	-	(8)	-
Valuation of derivatives (net of tax of $4 and $9 in the second quarter and six months of 2003, respectively)
Net change from periodic revaluations	14	-	27	-
Net amount reclassified to income	(5)	-	(5)	-
Net change in minimum pension liability (net of tax of $36 in the second quarter and six months of 2002)	-	(77)	-	(77)
Comprehensive income (loss)	73	265	81	(318)

			June 30,	December 31,
Accumulated other comprehensive income (loss)			2003	2002
Deferred translation adjustments			386	205
Minimum pension liability			(320)	(320)
Unrealized gain on "available-for-sale" securities			-	6
Valuation of derivatives			22	-
Accumulated other comprehensive income (loss)			88	(109)

6.

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

Restructuring and asset impairment charges

A schedule is provided below showing details of the provision balances and related cash payments for the restructuring and asset impairment charges relating to the 2001 restructuring program:

2001	Severance Costs	Asset Impairment Provisions	Other	Total
Charges	112	269	30	411
Cash payments - net	(7)	-	(7)	(14)
Non-cash charges	-	(269)	-	(269)
Provision balance as at December 31	105	-	23	128

2002
Charges	36	26	27	89
Cash payments - net	(64)	-	(1)	(65)
Non-cash charges	(6)	(26)	(7)	(39)
Provision balance as at December 31	71	-	42	113

2003
Charges	-	1	3	4
Cash payments - net	(23)	-	(17)	(40)
Non-cash charges	-	(1)	-	(1)
Provision balance as at June 30	48	-	28	76

6.

RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In the second quarter of 2003, the Company recorded a net gain of $16 pre-tax principally for the sale of the Borgofranco power facilities in Italy (Rolled Products Europe) partly offset by other costs of $2 pre-tax (Packaging). In the first quarter of 2003, the Company recorded charges of $1 pre-tax for asset writedowns (Engineered Products) and $1 pre-tax for other costs (Packaging).

In 2002, the Company recorded charges of $89 pre-tax related to the restructuring program, which consisted of severance costs of $36 related to workforce reductions of approximately 960 employees (Q1: nil, Q2: 300 employees, Q3: 320 employees, Q4: 340 employees), impairment of long-lived assets of $26 and other exit costs related to the shutdown of facilities of $27. Severance charges of $36 (Q1: nil, Q2: 14, Q3: 6, Q4: 16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite, Alumina and Specialty Chemicals), certain cable operations in North America (Engineered Products) and extrusion operations in Malaysia and light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia). Asset impairment charges of $26 (Q1: 9, Q2: nil, Q3: 13, Q4: 4) related primarily to the extrusion operations in Pieve, Italy (Engineered Products) and the Borgofranco plant in Italy (Rolled Products Europe). Other exit costs of $27 (Q1: 5, Q2: (3), Q3: (4), Q4: 29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusion operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

6.

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

Workforce reductions relating to the 2001 restructuring program and subsequent terminations are as follows:

			Six Months
	2001	2002	2003	Total

Bauxite, Alumina and Specialty Chemicals	-	380	-	380
Primary Metal	500	-	-	500
Rolled Products Americas and Asia	200	250	-	450
Rolled Products Europe	400	-	-	400
Engineered Products	-	200	-	200
Packaging	800	130	-	930
Other	300	-	-	300
Planned workforce reductions	2,200	960	-	3,160
Terminations in period	400	2,500	210	3,110
Total remaining employees				50

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

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)
Asset Impairment Provisions
	Assets Held and Used (1)				Assets Held for Disposal (2)
		Six Months				Six Months
	2001	2002	2003	Total	2001	2002	2003	Total
Bauxite, Alumina and
Specialty Chemicals (3)	45	-	-	45	-	-	-	-
Primary Metal (4)	22	-	-	22	-	-	-	-
Rolled Products
Americas and Asia (7)	14	3	-	17	8	-	-	8
Rolled Products
Europe (5) (8)	79	-	-	79	22	9	-	31
Engineered Products	3	13	1	17	-	-	-	-
Packaging (6) (9)	43	1	-	44	12	-	-	12
Other	21	-	-	21	-	-	-	-
Total	227	17	1	245	42	9	-	51

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
Assets Held for Disposal
(7) Charges principally relate to the extrusion operations in Malaysia and Thailand.
(8) Charges principally relate to certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy.
(9) Charges principally relate to the Pharmatech rubber stopper and aluminum seals operations in the U.S.

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)
Assets Held for Disposal

	Bauxite, Alumina and Specialty Chemicals
			Rolled Products Americas & Asia		Rolled Products Europe
							Packaging		Total
	Second Quarter	Six Months	Second Quarter	Six Months	Second Quarter	Six Months	Second Quarter	Six Months	Second Quarter	Six Months
Sales & Operating Revenues
2002	9	19	3	13	24	50	28	58	64	140
2003	-	-	3	6	18	38	-	-	21	44
Net Operating Losses
2002	(3)	(5)	-	-	-	-	(1)	(2)	(4)	(7)
2003	-	-	-	-	-	-	-	-	-	-

	Bauxite, Alumina and Specialty Chemicals
			Rolled Products Americas & Asia		Rolled Products Europe
							Packaging		Total
Assets
December 31, 2002	-		10		5		-		15
June 30, 2003	-		8		-		-		8
Liabilities
December 31, 2002	-		5		35		-		40
June 30, 2003	-		5		19		-		24

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

The restructuring program was completed in 2002, with the exception of the closure of facilities at Glasgow, U.K. and the sales of the extrusion operations in Malaysia and the recycling operations at the Borgofranco plant in Italy, all of which are planned to be completed in 2003, as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. The provision balance of $76 at June 30, 2003 is expected to be largely paid out in 2003.

7.

INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of six operating segments; Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; and Packaging.   The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring, impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products and Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products. The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company. The operating segments are described below.

Bauxite, Alumina and Specialty Chemicals

Headquartered in Montreal, Canada comprising the Company's worldwide activities related to bauxite mining, alumina refining and the production of specialty chemicals. The Bauxite, Alumina and Specialty Chemicals Business Group owns, or has an interest in, seven bauxite mines and deposits in five countries and five alumina plants in three countries.

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

7.	INFORMATION BY OPERATING SEGMENT (cont'd)

Packaging

Headquartered in Zurich, consisting of the Company's worldwide food flexible, foil, specialty, pharmaceutical and cosmetics packaging businesses, operating 90 plants in 18 countries.

Intersegment, corporate offices and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

7.	INFORMATION BY OPERATING SEGMENT (cont'd)
Periods ended June 30
Sales and operating revenues - intersegment	Second Quarter		Six Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	231	187	432	374
Primary Metal	590	575	1,195	1,115
Rolled Products Americas and Asia	17	42	36	90
Rolled Products Europe	140	83	263	153
Engineered Products	10	3	12	9
Packaging	5	6	10	11
Intersegment and other	(993)	(896)	(1,948)	(1,752)
	-	-	-	-
Sales and operating revenues - third parties	Second Quarter		Six Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	136	111	256	212
Primary Metal	610	615	1,196	1,176
Rolled Products Americas and Asia	896	857	1,739	1,639
Rolled Products Europe	530	474	1,039	885
Engineered Products	453	430	906	828
Packaging	834	645	1,526	1,270
Other	9	14	19	24
	3,468	3,146	6,681	6,034

Business Group Profit (BGP)	Second Quarter		Six Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	60	63	114	127
Primary Metal	169	211	383	425
Rolled Products Americas and Asia	93	94	173	186
Rolled Products Europe	57	35	104	65
Engineered Products	21	27	44	54
Packaging	99	88	185	160

BGP (Sub-total)	499	518	1,003	1,017

Intersegment, corporate offices and other	(41)	(55)	(116)	(125)
Restructuring, impairment and
other special charges	16	(6)	14	(20)
Depreciation and amortization	(231)	(212)	(455)	(411)
Interest	(56)	(49)	(104)	(99)
Income taxes	(151)	(122)	(292)	(201)
Minority interests	(12)	(2)	(13)	(2)

Income from continuing operations	24	72	37	159

8.

STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

The Company does not recognize compensation expense in earnings for options granted under the share option plan for employees as stock options are granted at an exercise price equal to the market price of the underlying stock on the grant date. For pro forma income purposes, the fair value of options granted is being amortized over their respective vesting periods. The Black-Scholes valuation model is used to determine the fair value of the options granted.  Pro forma net income and net income per common share - basic and diluted, as if the Company had elected to recognize compensation expense using the fair value method for all stock options, is presented below:

	Second Quarter		Six Months
Periods ended June 30	2003	2002	2003	2002
Net income (Loss) as reported	(89)	71	(76)	157
Compensation expense if the fair value method was used	2	1	4	7
Pro forma net income	(91)	70	(80)	150
Net income per common share - basic and diluted - as reported	(0.28)	0.22	(0.25)	0.48
Pro forma net income per common share - basic and diluted	(0.28)	0.22	(0.26)	0.45

For stock-based employee compensation awards that can be settled in cash, the compensation cost, which is based on the change in the share price during the period, is recognized in income. For the second quarter and six months of 2003, total compensation cost (income) for such awards was $3 and $5, respectively (2002: $(1) and $2).

9.	INCOME TAXES
		Second Quarter		Six Months
		2003	2002	2003	2002
	Current	107	86	223	161
	Deferred	44	36	69	40
		151	122	292	201

The composite of the applicable statutory corporate income tax rates in Canada is 39.1% (39.4% for 2002). In 2003, the difference between income taxes calculated at the Canadian composite rate and the amounts reported is primarily attributable to exchange, partly offset by lower tax rates in foreign jurisdictions. In 2002, the difference is primarily attributable to exchange.

10.	SUPPLEMENTARY INFORMATION
	Statement of Cash Flows				Second Quarter		Six Months
					2003	2002	2003	2002
	Interest paid	- continuing operations			75	60	132	117
		- discontinued operations			-	1	-	1
	Income taxes paid	- continuing operations			99	110	133	62
		- discontinued operations			(1)	2	(1)	3

10.

COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain residual liability for EPMI's obligation arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100, with mitigation and subrogation rights. On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex, the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as a result filed a claim for $100 against Enron on March 15, 2002 as a necessary step prior to making the same claim against the Company. Enron did not respond to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex. On January 17, 2003, the Company received a decision following arbitration hearings held in December 2002, on a contractual dispute between Powerex and Alcan. The arbitrator confirmed Powerex's claim for $100. A standstill agreement, which had been in effect, has now expired. The parties remain in discussions while taking steps to preserve their respective rights. To this end, Alcan is pursuing an application before the U.S. Federal Court in the State of Oregon for judicial review of the arbitrator's decision. Powerex filed a petition in the British Columbia Supreme Court in which Powerex asks the Court to, among other things, recognize and enforce the January 17, 2003 arbitration decision by granting judgement to Powerex and declaring that the award is enforceable in the same manner as a judgement or order of the Court. On July 10, 2003, the B.C. Supreme Court adjourned the hearing of the Powerex petition pending a decision of the U.S. Federal Court in Oregon regarding Alcan's application for judicial review. The U.S. Federal Court hearing will occur on August 12, 2003 and a decision will likely be issued at a later date. A provision of $100 pre tax was recorded in the fourth quarter of 2002.

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

Although it is possible that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that such an outcome will significantly impair its operations or have a material adverse effect on its financial condition or liquidity in any particular reporting period.  The Company does not believe that additional material losses, in excess of amounts accrued, are reasonably possible.

12.	CAPITALIZATION OF INTEREST COSTS

Total interest costs in continuing operations in the second quarter and six months of 2003 were $57 and $106 respectively (2002:  $49 and $99) of which $1 and $2 (2002: nil) were capitalized.

13.	LONG TERM DEBT On May 1, 2003, the Company issued $500 4.5% global notes due May 15, 2013.

14.

VAW FLEXIBLE PACKAGING

On April 30, 2003, the Company completed the acquisition of VAW Flexible Packaging from Norsk Hydro for a cost of $339, subject to post-closing adjustments. The business combination is accounted for using the purchase method of accounting and the results of operations are included in the Consolidated Financial Statements since acquisition.

As part of the acquisition of VAW Flexible Packaging in the second quarter of 2003, the Company acquired, directly and indirectly, 63% of the total issued share capital of Strongpack Plc in Thailand. Strongpack is engaged in packaging businesses, providing production and processing services on all types of flexible packaging materials. On June 20, 2003, the Company acquired an additional 11% of Strongpack at a price of $4.

Assets acquired and liabilities assumed are:

Current assets	321
Deferred charges and other assets	2
Property, plant and equipment	258
Excess of purchase price over book value of net assets acquired	59
640
Current liabilities	179
Debt not maturing within one year	15
Deferred credits and other liabilities	59
Minority interests	44
Fair value of net assets	343

The Company is in the process of determining the allocation of the excess of the purchase price over book value of net assets acquired to the fair values of the assets acquired and liabilities assumed. For financial statements reporting purposes, the excess of purchase price over book value acquired is included in Property, plant and equipment as at June 30, 2003.

15.

SUBSEQUENT EVENTS

Baltek Corporation

On July 1, 2003, the Company completed the acquisition of Baltek Corporation for approximately $35.  Baltek is the world's leading supplier of balsa-based structural core materials.

Tender Offer for Pechiney

On July 7, 2003, the Company announced plans to launch a tender offer for Pechiney. Pechiney is an international group listed on the Paris and New York Stock exchanges. Its three core businesses are primary aluminum, aluminum conversion and packaging. Pechiney employs 34,000 employees.

The offer is conditional upon government and regulatory approvals as well as the tendering of more than 50% of the total diluted number of Pechiney shares to the offer. The Company expects the offer to be completed within five months.

In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included in the financial statements. These interim results are not necessarily indicative of results for the full year.

Item 2. Management's discussion and analysis of financial conditions and results of operations.

The Company reported net income from continuing operations of US$0.07 per share in the second quarter of 2003 compared to US$0.22 per share a year earlier and US$0.04 per share in the first quarter of 2003.

Net income from continuing operations for the second quarter of 2003 included a non-cash, after-tax charge of US$146 million (US$0.45 per share) for the effects of foreign currency balance sheet translation, as well as an after-tax net gain of US$26 million (US$0.08 per share) from Other Specified Items. Other Specified Items, as described in the table below, comprised mainly after-tax gains of US$41 million on the sale of non-core assets in Italy and the remaining portfolio investment in Nippon Light Metal Company, Ltd., partially offset by US$8 million of after-tax charges for plant closures. Foreign currency balance sheet translation effects and Other Specified Items, after-tax, reduced earnings by US$78 million (US$0.24 per share) in the second quarter a year ago, and by US$109 million (US$0.34 per share) in the first quarter of 2003. Foreign currency balance sheet translation and Other Specified Items are reported separately in order to provide investors a meaningful basis for evaluating underlying earning trends. Foreign currency balance sheet translation effects, which are non-cash, result from movements in exchange rates that can be pronounced from quarter to quarter, but often average out over time.

The terms "foreign currency balance sheet translation" and "Other Specified Items" are defined under "Definitions" below.

After including results from discontinued operations, the Company reported a second quarter loss of US$89 million (US$0.28 per share), compared to net income of US$71 million (US$0.22 per share) in the year-ago quarter and net income of US$13 million (US$0.04 per share) in the first quarter of 2003.

Consolidated Review
	SECOND QUARTER		SIX MONTHS		FIRST QUARTER

(US$ millions, unless otherwise noted)	2003	2002	2003	2002	2003

Sales & operating revenues	3,468	3,146	6,681	6,034	3,213
Shipments (thousands of tonnes)
Ingot products[1]	381	359	719	674	338
Rolled products	530	528	1,041	1,025	511
Conversion of customer-owned metal	100	95	205	170	105
Aluminum used in engineered products & packaging	144	152	291	278	147
Total aluminum volume	1,155	1,134	2,256	2,147	1,101

Ingot product realizations (US$ per tonne)	1,570	1,536	1,574	1,518	1,578
Average London Metal Exchange 3-month price (US$ per tonne)	1,379	1,377	1,386	1,386	1,392
Included in Income from continuing operations are:
Foreign currency balance sheet translation	(146)	(70)	(242)	(84)	(96)
Other Specified Items	26	(8)	13	(15)	(13)

Income from continuing operations	24	72	37	159	13
Loss from discontinued operations	(113)	(1)	(113)	(2)	-

Net income (loss)	(89)	71	(76)	157	13

1 includes primary and secondary ingot and scrap, as well as shipments resulting from trading activities

Other Specified Items
	SECOND		SIX		FIRST
	QUARTER		MONTHS		QUARTER
(US$ millions)	2003	2002	2003	2002	2003

Restructuring program
Sales of assets	18	-	18	-	-
Restructuring charges	(1)	(5)	(2)	(10)	(1)
Asset impairment	-	-	(1)	(9)	(1)
Gains (losses) from non-routine sales of assets and investment	23	-	23	6	-
Plant closures	(8)	-	(8)	-	-
Prior years' income tax adjustments	(3)	-	(14)	3	(11)
Other	(3)	(3)	(3)	(3)	-

Other Specified Items	26	(8)	13	(15)	(13)

Continuing operations

Record sales and operating revenues were achieved for the quarter and six month period. Sales and operating revenues for the quarter were higher relative to both comparable periods largely as a result of the stronger Euro and the FlexPac acquisition on April 30, 2003. Increased aluminum shipments and better pricing, primarily in rolled and engineered products, also contributed to the improvement. In addition, higher ingot product realizations contributed to the better performance relative to the year-ago quarter.

Total aluminum volume of 1,155 thousand tonnes (kt) was 2% higher than a year earlier and 5% higher than the preceding quarter. The year-over-year increase reflects the second 20% tranche of the Alouette smelter acquisition in Quebec; production restarts in Kitimat, British Columbia and improved rolled product shipments in Asia. Compared to the previous quarter, volume increased as a result of seasonally higher smelter production and North American rolled product shipments.

Ingot product realizations of US$1,570 per tonne increased by US$34 per tonne from the year-ago quarter mainly reflecting higher market premiums. Compared to the previous quarter, realizations decreased slightly in line with LME prices.

For the quarter, net income from continuing operations of US$24 million compared to US$72 million in the year-ago quarter and US$13 million in the previous quarter. Compared to the year-ago quarter, the difference was largely due to the acquisition of FlexPac and the benefits from the Company's ongoing cost improvement initiatives, higher overall volumes, stronger pricing and favourable variances in Other Specified Items, more than offset by higher energy and recycled metal costs, the negative impact of strengthening European currencies (other than the Euro), higher depreciation expense, higher pension expenses and the unfavourable effects of foreign currency balance sheet translation. On a quarter-over-quarter basis, the difference was largely due to the benefits from increased sales, the FlexPac acquisition and favourable variances in Other Specified Items, partly offset by the negative effects of currency fluctuations, largely the Canadian dollar, and the favourable effects of foreign currency sheet translation.

Discontinued operations

The Company's continuing Value Based Management led to a decision to sell non-strategic Packaging operations to release cash for higher value-adding opportunities. The difference between the expected proceeds on sale and the book value of these assets resulted in a non-cash, after-tax impairment charge of US$113 million. Even though these operations are not major business units within the Packaging group, the businesses are classified as held for sale and are included in discontinued operations because the operations and cash flows will be eliminated as a result of the disposal and the Company will not have any significant continuing involvement in the operations after the disposal. New accounting standards require that the impairment charge along with the operating results be disclosed separately as discontinued operations. Certain financial information has been reclassified in the prior periods to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows.

Segment Review
	SECOND QUARTER		SIX MONTHS		FIRST QUARTER

(US$ millions)	2003	2002	2003	2002	2003

Business Group Profit (BGP)
Bauxite, Alumina and Specialty Chemicals	60	63	114	127	54
Primary Metal	169	211	383	425	214
Rolled Products Americas and Asia	93	94	173	186	80
Rolled Products Europe	57	35	104	65	47
Engineered Products	21	27	44	54	23
Packaging	99	88	185	160	86
BGP (sub-total)	499	518	1,003	1,017	504
Intersegment, corporate offices and other	(41)	(55)	(116)	(125)	(75)
Restructuring, impairment and other special charges	16	(6)	14	(20)	(2)
Depreciation & amortization	(231)	(212)	(455)	(411)	(224)
Interest	(56)	(49)	(104)	(99)	(48)
Income taxes	(151)	(122)	(292)	(201)	(141)
Minority interests	(12)	(2)	(13)	(2)	(1)

Income from continuing operations	24	72	37	159	13

Segments

Starting this quarter, for external reporting purposes the Company has changed the name of the profitability metric by which its business groups are measured. This change is in response to guidance recently issued by the Securities and Exchange Commission. Current and prior period results have been calculated in exactly the same manner. However, the name has changed from operating segment EBITDA to business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring, impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

Second quarter BGP of US$60 million for Bauxite, Alumina and Specialty Chemicals was marginally lower than the previous year. Benefits from cost initiatives, higher alumina shipments and realizations, and favourable caustic soda prices were more than offset by increased foreign currency balance sheet translation losses and higher energy costs. Compared to the preceding quarter, BGP was up by 11% mainly due to improved alumina selling prices, which lag the LME price by one quarter, and higher bauxite and alumina shipments, partially offset by increased energy costs and higher foreign currency balance sheet translation losses resulting from the quarter-to-quarter strengthening in the Canadian and Australian dollars.

For Primary Metal, BGP of US$169 million for the second quarter decreased by US$42 million from the year-ago quarter and US$45 million from the preceding quarter due to foreign currency impacts on balance sheet translation and economic costs resulting from appreciation of the Canadian dollar and European currencies other than the Euro. Excluding currency effects, benefits from increased volumes and continued cost improvements more than offset higher fuel and related material prices and increased pension costs. Aluminum production continued to increase as a result of the Company's purchase of a second 20% interest in the Alouette smelter relative to the year-ago quarter, as well as higher production from existing smelters which, for the most part, continued to surpass productivity benchmarks in the industry.

BGP for Rolled Products Americas and Asia, at US$93 million, was largely unchanged from the previous year. Higher volume, stronger pricing, and the benefits from cost initiatives were offset by the negative impact of metal pricing lags, higher energy prices and lower recycled metal spreads. Compared to the preceding quarter, BGP increased by 16% as higher seasonal volumes, improving recycled metal spreads and better operating costs, including lower energy prices, more than offset the negative impact of metal pricing lags.

Rolled Products Europe achieved a record BGP of US$57 million in the quarter, a significant improvement of US$22 million compared to the year-ago quarter and of US$10 million compared to previous quarter, despite sluggish market conditions. Earnings benefited from an enhanced product portfolio mix, continued cost discipline and the stronger Euro. Shipments were slightly below the record level set in the second quarter of last year.

Engineered Products posted BGP of US$21 million, which was 22% lower than the previous year and 9% below the preceding quarter. Results were adversely affected by continued weakness in the cable and composite markets despite improving prices in those businesses, higher raw material (PVC and plastic) costs and one-off expenses associated with the start-up of new automotive projects, partially offset by the stronger Euro.

Packaging BGP at US$99 million was US$11 million ahead of the previous year and US$13 million better than the preceding quarter, including US$11 million from the FlexPac acquisition that became effective on April 30, 2003. Excluding FlexPac and one-off expenses of US$6 million to implement cost initiatives, BGP increased by US$8 million over the preceding quarter and US$6 million over the second quarter in 2002, driven by cost improvements, the stronger Euro and an improved European Pharma and Personal Care business. BGP growth was most notable in the Food Packaging and Food Services businesses.

Reconciliation to net income from continuing operations

"Intersegment, corporate offices and other" includes the elimination of profits on intersegment sales of aluminum as well as other non-operating items. Declining ingot realizations resulted in a favourable impact from such intersegment profit eliminations. Corporate office expenses decreased relative to the prior year due to lower consulting fees, despite increased pension costs, but increased as compared to the preceding quarter. This quarter, "other" included a gain on sale of the Company's remaining portfolio investment in Nippon Light Metal Company, Ltd. of US$33 million, partially offset by provisions of US$13 million for two plant closures.

Restructuring, impairment and other special charges for the second quarter resulted mainly from a gain on sale of non-core assets in Italy amounting to US$18 million.

Depreciation and amortization of US$231 million was 9% higher than the year-ago quarter, largely due to increased ownership in the Alouette smelter and the purchase of VAW FlexPac, and 3% higher than the previous quarter due to the FlexPac acquisition.

The Company's effective tax rate on income from continuing operations was 81% in the quarter and 86% for the first half of 2003, reflecting the effects of foreign currency balance sheet translation and Other Specified Items.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities during the first six months of 2003 amounted to US$630 million compared to US$658 million in the comparable period of 2002. The variance mainly reflects higher operating working capital.

Financing Activities

Cash used for financing activities in the first six months of 2003 was US$11 million compared to US$277 million in the same period in 2002. In the second quarter of 2003, the Company issued US$500 million of 4.5% global notes due May 15, 2013. Net proceeds were used to fund the acquisition of VAW FlexPac and retire commercial paper.

Debt as a percent of invested capital at June 30, 2003 increased to 32%, compared to 30% at the end of the first quarter of 2003 and 33% for the year-ago quarter. Debt as a percent of invested capital does not have a uniform definition. Because other issuers may calculate debt as a percent of invested capital differently, our calculation may not be comparable to other issuers' calculations. The reconciliations of borrowings, equity and invested total capital in the table below are presented to explain our calculation. The figure is calculated by dividing borrowings into total invested capital. Total invested capital is equal to the sum of borrowings and equity. Borrowings is the sum of the amounts for short-term borrowings, debt maturing within one year, debt not maturing within one year and debt of operations held for sale. Equity is the sum of the amounts for common shareholders' equity, redeemable non-retractable preference shares and minority interests. Minority interests, which represent the equity in the Company's consolidated subsidiaries that is owned by third parties, are included in equity as the Company believes that, for purposes of calculating debt as a percent of invested capital, minority interests have characteristics that are more similar to equity than to debt. Minority interests do not have characteristics such as fixed payment terms or interest terms that are associated with debt. The full amount of debt of consolidated subsidiaries is included in borrowings and accordingly, equity, for purposes of calculating debt as a percent of invested capital, includes both the Company's equity in consolidated subsidiaries and the minority interest shareholders' equity in the Company's consolidated subsidiaries. The Company believes that debt as a percent of invested capital can be a useful supplemental measure of the Company's financial leverage because it indicates the extent to which it is financed by debtholders. The measure is widely used to assess the relative amounts of capital put at risk by debtholders and equity investors.

	SECOND	FIRST
	QUARTER	QUARTER
(US$ millions)	2003	2002	2003
Debt
Short-term borrowings	348	396	350
Debt maturing within one year	235	678	334
Debt not maturing within one year	3,517	3,037	3,105
Debt of operations held for sale	-	2	2
Debt	4,100	4,113	3,791

Equity
Minority interests	195	148	135
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	8,431	8,225	8,451

Equity	8,786	8,533	8,746

Total invested capital	12,886	12,646	12,537

Debt as a percent of invested capital (%)	32%	33%	30%

Interest expense of US$56 million increased by US$7 million compared to the previous year and US$8 million compared to the preceding quarter due to cash outlays related to the purchase of VAW FlexPac.

Investment Activities

Capital expenditures during the first six months of 2003 were US$337 million compared to US$257 million a year earlier. Capital expenditures for the full year are expected to be below depreciation expense.

Commitments and Contingencies

The Company, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 29 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

Although it is possible that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that such an outcome will significantly impair its operations or have a material adverse effect on its financial condition or liquidity in any particular reporting period. The Company does not believe that additional material losses, in excess of amounts accrued, are reasonably possible.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in Canada and the United States requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are associated with the critical accounting policies relating to post-retirement benefits; environmental liabilities and contingencies; property, plant and equipment; goodwill; and income taxes. These critical accounting policies are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The company's critical accounting policies are more fully described in the Management's Discussion and Analysis, while all significant accounting policies are included in note 2 to the Consolidated Financial Statements, both contained in the 2002 Annual Report.

Cautionary Statement

Statements made in this quarterly report which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized. Important factors which could cause such differences include global supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials' costs and availability, changes in the relative value of various currencies, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effects of integrating acquired businesses and the ability to attain expected benefits and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes.

Definitions

"GAAP" refers to Canadian Generally Accepted Accounting Principles.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at June 30, 2003 net of its invested surplus cash and time deposits at June 30, 2003 would be to reduce net income for 2003 by $1 million. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company is prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see page 45 of the Annual Report to Shareholders for the year ended December 31, 2002 "Annual Report".

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding at June 30, 2003.

In US$ millions, except average contract rate									Total Nominal Amount	Fair Value

		2003	2004	2005	2006	2007	2008	2009

To purchase USD against the foreign currency

CHF	Nominal amount	33	25	18	6	-	-	-	82	(4)
	Average contract rate	1.470	1.440	1.353	1.249	-	-	-

GBP	Nominal amount	1	-	-	-	-	-	-	1	-
	Average contract rate	1.380	-	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	108	144	-	-	-	-	-	252	45
	Average contract rate	0.530	0.550	-	-	-	-	-

GBP	Nominal amount	-	1	-	-	-	-	-	1	-
	Average contract rate	-	1.430	-	-	-	-	-

BRL	Nominal amount	10	-	-	-	-	-	-	10	-
	Average contract rate	2.880	-	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	163	70	43	11	10	10	5	312	(19)
	Average contract rate	1.077	1.074	1.098	1.091	1.082	1.088	0.090

CHF	Nominal amount	46	-	-	-	-	-	-	46	(1)
	Average contract rate	1.520	-	-	-	-	-	-

GBP	Nominal amount	32	8	-	-	-	-	-	40	-
	Average contract rate	1.450	1.395	-	-	-	-	-

The Company changed the disclosure alternative for reporting currency derivatives in the second quarter of 2003 from sensitivity analysis to fair value presentation. Information for the Company's currency derivatives outstanding as at December 31, 2002 is presented below for comparative purposes. The reason for the change is that the fair value presentation provides greater detail regarding the Company's currency derivatives.

In US$ millions, except average contract rate									Total Nominal Amount	Fair Value

		2003	2004	2005	2006	2007	2008	2009

To purchase USD against the foreign currency

CHF	Nominal amount	60	18	5	3	-	-	-	86	(5)
	Average contract rate	1.085	1.460	1.203	1.190	-	-	-

GBP	Nominal amount	15	-	-	-	-	-	-	15	(1)
	Average contract rate	1.541	-	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	186	122	-	-	-	-	-	308	9
	Average contract rate	0.532	0.550	-	-	-	-	-

BRL	Nominal amount	29	-	-	-	-	-	-	29	(1)
	Average contract rate	3.4	-	-	-	-	-	-

To purchase EUR against the foreign currency

GBP	Nominal amount	22	1	-	-	-	-	-	23	-
	Average contract rate	0.641	0.637	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	231	16	4	4	3	2	-	260	(10)
	Average contract rate	0.977	0.953	0.959	0.960	0.963	0.968	-

CHF	Nominal amount	128	-	-	-	-	-	-	128	-
	Average contract rate	1.457	-	-	-	-	-	-

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

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at June 30, 2003 would be to reduce net income over the period ending December 2009 by approximately $12 million (of which $3 and $7 relate to 2003 and 2004, respectively), relating to forward contracts (principally forward purchase contracts). These results reflect a 10% reduction from the June 30, 2003, three-month LME aluminum closing price of $1,365 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at June 30, 2003.

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

Item 4. Disclosure Controls and Procedures.

As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 11 of Item 1, Part I of this quarterly report on Form 10-Q.

The Company's U.S. subsidiary, Alcan Aluminum Corporation ("Alcancorp") was named in a law suit brought by the U.S. Environmental Protection Agency ("EPA") in April 2003, which seeks to recover clean-up costs relating to the disposal of approximately 3 million gallons of rolling oil emulsion at the Quanta Resources site during 1978 and 1979. The rolling oil emulsion was generated at Alcancorp's rolled products facility in Oswego, New York. This case involves the same material involved in the previously disclosed case in the Annual Report on Form 10-K for the year ended December 31, 2002 regarding the Pollution Abatement Services site, a third-party site, in Oswego, New York, which is currently under appeal. Alcancorp has established a reserve of $1.3 million for this matter.

Items 2. and 3.

The registrant has nothing to report under these items.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Alcan held on April 24, 2003, the shareholders:

  elected Messrs. Roland Berger, Clarence J. Chandran, L. Denis Desautels, Travis Engen, L. Yves Fortier, William R. Loomis, Jr., J. E. Newall, Guy Saint-Pierre, Gerhard Schulmeyer, Paul M. Tellier and Milton K. Wong as directors of Alcan to serve until the close of the next annual meeting or until they cease to hold office as such, by show of hands; and

  appointed PricewaterhouseCoopers LLP as auditors to serve until the close of the next annual meeting, by show of hands.

Item 5. Other information

The registrant has nothing to report under this item.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(10)	Alcan Inc. Deferred Share Unit Plan, amended and Restated as of April 23, 2003.

	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i)	a report on Form 8-K was furnished on April 16, 2002 in connection with the earnings release reporting the Company's financial results for the three months ended March 31, 2003.

ii)

A report on Form 8-K was filed on May 2, 2003 under Item 5 thereof, reporting that Alcan closed the sale of USD 500,000,000 principal amount of its 4.50% notes due 2013 pursuant to an underwritten offering under Registration Statement No. 333-85998 on Form S-3 filed under the Securities Act of 1933, as amended.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCAN INC.

Dated:	August 14, 2003	By:	/s/ D. Glenn Rioux
D. Glenn Rioux
Assistant Controller
(A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number 9;	Description

(10)	Alcan Inc. Deferred Share Unit Plan, amended and Restated as of April 23, 2003.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.