Form 10-K/A
ALCAN INC
filed 2003-09-11
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

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

TABLE OF CONTENTS

ITEM 7 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

SIGNATURES

EXPLANATORY NOTE

This Form 10-K/A amends the introduction to Part I and Items 7, 8 and 15 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed on March 27, 2003 (the "Form 10-K"). The changes are made principally as a result of the Registrant's recent decision to classify certain non-strategic Packaging segment assets as held for sale and in response to recent rules adopted by the Securities and Exchange Commission regarding non-GAAP financial measures. This amendment (i) reclassifies certain financial information in 2002 and prior years to present operations currently classified as held for sale as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows and makes corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (see note 30 - Discontinued Operations and Assets Held for Sale to the consolidated financial statements); (ii) eliminates the presentation of the non-GAAP financial measures "Economic Value Added", or EVA, "effective income tax rate excluding non-recurring charges and foreign currency balance sheet translation effects", and "interest coverage ratio"; (iii) clarifies references to the Registrant's basis for determining the fair value of certain acquired assets; and (iv) provides (in note 31 - Subsequent Events to the consolidated financial statements) a description of certain events occurring after March 27, 2003, the date on which the Registrant initially filed the Form 10-K.

Please note that this amended Annual Report does not reflect most events occurring after March 27, 2003. For a description of such subsequent events, please read the Registrant's reports filed with the Securities and Exchange Commission since March 27, 2003.

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

Certain information called for by Items of this Form is incorporated by reference to the Annual Report and to the Management Proxy Circular. Such information is specifically identified herein, including by the reference "See Annual Report." or "See Management Proxy Circular.". With the exception of such information specifically incorporated by reference, the Annual Report and the Management Proxy Circular are not to be deemed filed as part of this Form 10-K Report. Information incorporated by reference is considered to be part of this report, and information filed later with the SEC will automatically update and supersede this information.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report. The text under such heading is incorporated herein by reference.

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
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

Note regarding Presentation of Financial Information

During the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations to release cash for higher value-adding opportunities. Even though these operations are not major business units within the Packaging group, the businesses are classified as held for sale and are included in discontinued operations because the operations and cash flows will be eliminated as a result of the disposal and the Company will not have any significant continuing involvement in the operations after the disposal.

New accounting standards require that the operating results and any impairment charge be disclosed separately as discontinued operations. Certain financial information has been reclassified in 2002 and prior years to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows. The financial information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised from the information initially presented in our Annual Report to reflect the reclassification. For further details, see note 30 to the financial statements - Discontinued Operations and Assets Held for Sale.

Alcan's improved earnings demonstrate its ability to deliver results despite soft economic conditions.

Market Overview
Western World* Primary Aluminum Balance

Demand

Total Western World consumption grew by an estimated 2.8% to about 28.5 million tonnes (Mt) in 2002, a weak recovery following last year's sharp decline of 5.3%. Of this, 19.5 Mt was primary metal, up 3.2% from 2001, with the balance comprising secondary/recycled metal. Demand was up in all regions except Latin America and Africa, but remained below levels reached in 2000. North American consumption showed the strongest improvement at 4.6%, rebounding from a steep decline of 11.3% in 2001. Asian demand rose 4.0% driven by a recovery in exports to China and North America. A slow economy in Europe generated growth of only 1.0% while the biggest disappointment was in Latin America, where uncertainty in Brazil and turmoil in Argentina and Venezuela led to a decline of 2.5%.

Supply

Total Western World primary aluminum supply (production plus imports) increased 3.1% to 20.0 Mt in 2002. Of this, primary aluminum production represented 17.2 Mt, up 3.4% from the previous year but still below the 17.3 Mt reached in 2000, with the balance comprising 2.8 Mt of net imports from China and the former Eastern Bloc (C.I.S. and Eastern Europe). The increase in Western World primary production was due to restarts of idled capacity in Brazil and the U.S. Pacific Northwest and a full year of production from the new Alma and Mozal smelters in Canada and Mozambique. Net imports from China and the former Eastern Bloc remained essentially flat, with Chinese increases largely offset by reductions from the C.I.S.

* Defined as the world excluding the Commonwealth of Independent States (C.I.S.), Eastern Europe and China.

((Graph))

Western World Primary Aluminum Supply and Demand
Mt/y

Supply

98:	19.115	19.016	19.111	19.289
99:	19.386	19.478	19.639	19.901
00:	19.744	19.688	19.559	19.805
01:	19.666	19.467	19.108	19.237
02:	19.780	20.050	19.780	20.300

Demand (seasonally adjusted)

98:	19.454	19.010	19.201	18.610
99:	19.560	19.201	19.385	19.825
00:	20.132	20.646	20.062	19.862
01:	18.908	18.897	19.072	19.072
02:	19.480	18.880	20.050	19.900

Balance

With primary aluminum supply and demand increasing at almost the same rate, the surplus remained unchanged from 2001 at about 450 thousand tonnes (kt). This registered as a 407 kt increase in reported stocks with the remainder in unreported stocks. By the end of the year, inventories held by the London Metal Exchange (LME), COMEX and aluminum producers had increased to approximately 4.3 Mt, or the equivalent of about 11.0 weeks of consumption. Average LME prices declined 6% during the year to $1,365 /t from $1,454 /t in 2001.

((Graph))

Total Aluminum Inventories and Ingot Prices

Total inventories (IAI*, LME and COMEX**) MT

98:	3.923	3.762	3.816	3.997
99:	3.931	3.833	3.967	4.001
00:	3.919	3.612	3.552	3.488
01:	3.734	3.784	3.872	3.872
02:	4.084	4.226	4.250	4.230

LME three-month price
US$/t

98:	1,484	1,392	1,344	1,300
99:	1,212	1,332	1,471	1,535
00:	1,652	1,502	1,587	1,527
01:	1,562	1,511	1,404	1,337
02:	1,395	1,377	1,329	1,358
*	International Aluminum Institute
**	Inventories held by the New York Mercantile Exchange

Outlook

Demand is expected to rise at a slightly slower pace than supply in 2003, resulting in a forecast surplus of approximately 495 kt compared to 450 kt in 2002. Most of the increase in supply is expected to come from expansions of existing capacity in Norway, India, Mozambique and Brazil, although there is some risk that drought conditions could idle capacity in various areas of the globe.

Western World Consumption

((Graph))

2002 Western World Consumption by End-Use Market

Containers and Packaging	17%
Building and Construction	18%
Electrical	9%
Transportation	30%
Other	26%

Western World demand was up in all end-use markets except beverage cans. Transportation remained the largest end-use market for aluminum and the fastest growing in 2002, up 5.5% to 8.6 Mt. Global light vehicle production rose an estimated 3% in 2002, including a 35% increase in China. Aluminum use continued to increase in automobiles. The heavy truck and aerospace markets remained weak. Alcan's revenues from the transportation market increased by 10% to $0.9 billion.

     Consumption in the containers and packaging market was up a slight 0.7% at 5.0 Mt. Can stock demand declined by 0.2% in 2002, mirroring the U.S. decline in beverage can shipments. Other packaging, principally foil, rose by almost 3%. Alcan's revenues from the packaging and beverage can markets, which represented the largest share of the Company's revenues increased by 2% to $5.1 billion.

     Demand from the building and construction sector rose a modest 1.7% to 5.1 Mt. While housing starts reached a 16-year high of 1.7 million in the U.S., the building and construction market was very weak in Asia and Europe. Alcan's revenues from building and construction increased by 2% to $1 billion.

     After declining more than 7% in 2001, the electrical market saw a 1.4% gain last year to 2.4 Mt. Much of the increase took place in Brazil (up 21%) in response to the power crisis of 2001. There was little change in other regions. Alcan's revenues from the electrical market declined by 10% to $0.6 billion.

     Demand from all other markets increased by 2.3% in 2002 to 7.4 Mt. This includes 2.4 Mt from the machinery and equipment market, and 1.7 Mt from the consumer durables market. Alcan's revenues from these other markets, including aluminum ingot, decreased by 5% to $4.7 billion.

((Graph))

Western World Consumption by Geographic Market

North America	33%
South America	7%
Western Europe	31%
Asia/Pacific/Africa	29%

Alcan's 2002 Revenues by Geographic Market

North America	43%
South America	3%
Western Europe	39%
Asia/Pacific/Africa	15%

Merger with algroup

Merger synergies delivered $157 million in savings.

Alcan completed its merger with algroup in October 2000. The merger was recorded under the purchase method of accounting, in a transaction that valued algroup at $5.7 billion. This included the issue by the Company of 116.1 million shares, having a market value of $3.6 billion, and the assumption of algroup's debt totaling $2.1 billion.

     As of the fourth quarter of 2000, results from the operations of algroup have been included in the financial results of Alcan.

     Merger integration synergies in excess of $200 million before tax have been achieved, with benefits of $157 million recorded in 2002 earnings. In 2001, Alcan benefited from about $70 million of synergies. Total one-time disbursements necessary to obtain these synergies will amount to $89 million, of which $19 million was incurred in 2002, with $55 million having been spent up to 2001.

Results of Operations
Net Income

((Graph))
	2002	2001	2000

Net Income (US$M)	374	2	610
Non-recurring* (US$M)	(158)	(480)	37
LME (US$/t)	1,365	1,454	1,567

*Non-recurring items include both non-recurring gains (charges) and the effects of foreign currency balance sheet translation.

Benefits from the Company's cost-saving initiatives, diversified portfolio and continued financial discipline helped offset lower LME prices in 2002.

Restructuring benefits reached $178 million.

     Net income was $374 million in 2002 compared to $2 million in 2001 and $610 million in 2000. The improvement in 2002 reflected the success of the Company's cost-saving initiatives together with higher overall volumes, a higher-value product mix, lower interest expense and the absence of goodwill amortization. These factors combined to offset lower LME prices and higher pension costs.

     Net income in 2002 included non-recurring charges of $117 million after-tax. The largest of these were provisions of $68 million for a ruling on a contract dispute with Powerex (a subsidiary of BC Hydro) and $22 million for the impairment of certain businesses in Italy. In addition, charges of $21 million were taken for the closures of the Burntisland Specialty Chemicals plant and the Banbury R&D facility in the U.K., $17 million relating to other merger synergies and restructuring as well as $15 million in other special charges. These items were partially offset by an after-tax gain of $26 million on the sale of more than half of the Company's remaining portfolio investment in Nippon Light Metal Company, Ltd. The non-recurring charges of $117 million after tax are detailed in the first paragraph of footnote 1 of the Quarterly Financial Data of the Annual Report.

     Foreign currency balance sheet translation losses in 2002 were $41 million after-tax, and originated from the revaluation of deferred income taxes and other net monetary liabilities mostly in Canada and in Australia. In 2001, there were gains amounting to $51 million after-tax and in 2000 gains of $40 million after-tax.

     Anticipating challenging economic conditions, Alcan moved to safeguard its competitiveness in 2001 by launching a restructuring program aimed at achieving annual savings of pre-tax $200 million. In 2002, the Company realized $178 million in cost reductions under the program and reached an annual run rate in excess of the $200 million by year-end. Costs to implement the program were $270 million compared to an estimate of $276 million, half of which involved cash expenditures for redundancy with the balance comprising non-cash items such as asset write-downs.

     Results in 2001 were adversely affected by large restructuring, impairment and other special charges. Excluding these items, operating income declined from 2000 as a result of lower average metal prices, partially offset by merger synergies and the inclusion of algroup results for a full year.

     Non-recurring after-tax charges for 2001 consisted mainly of the loss on the disposal of operations in Jamaica of $90 million, charges related to the restructuring program of $165 million, charges for the synergy program of $37 million, asset impairment provisions of $87 million and increases to environmental reserves of $167 million. These charges were slightly offset by a favourable prior year's tax adjustment of $12 million.

     Non-recurring after-tax charges for 2000 included non-cash merger related costs of $25 million, rationalization charges of $30 million for the closure of Rogerstone Foil operations in the U.K. and of the village of Kemano, B.C. in Canada, offset by favourable prior years' tax adjustments of $57 million in Canada and in Germany.

((Graph))

Revenues and Aluminum Volumes
	2002	2001	2000

Sales and operating revenues (US$M)	12,327	12,423	9,097
Total aluminum volume * (kt)	4,437	4,253	3,509

*Includes ingot products and rolled products shipments, conversion of customer-owned metal (tolling) as well as aluminum used in engineered products and packaging.

Increased volumes helped offset a 6% reduction in the average 3-month LME price.

Sales and Operating Revenues

Sales and operating revenues remained flat as increased volumes in primary metal and rolled product businesses, and the benefits of a stronger euro, offset a 6% reduction in the average three-month LME price.

((Graph))

Alcan's 2002 Revenues by Market

Packaging	26%
Beverage cans	16%
Aluminum ingot	17%
Building and construction	8%
Electrical	5%
Transportation	7%
Other	21%

((Graph))

Sales Price Realizations
	2002	2001	2000

Ingot products (US$/t)	1,507	1,581	1,667
Rolled products (US$/t)	2,295	2,385	2,455
LME (US$/t)	1,365	1,454	1,567

Realizations for both ingot products and rolled products declined in line with lower LME prices.

Costs and Expenses

Despite a 6% drop in average LME prices, cost of sales and operating expenses as a percentage of sales and operating revenues remained flat at 79% compared to 2001 (78% in 2000). The relative improvement was primarily due to the benefits from cost initiative programs, including merger integration synergies and the 2001 restructuring program, as well as the reduction in start-up and pre-operating expenses related to the new smelter in Alma, Quebec.

((Graph))

Total Aluminum Volume and Purchases

	2002	2001	2000

Total aluminum volume *(kt)	4,437	4,253	3,509
Total purchases (kt)	1,804	1,822	1,670

*Includes ingot products and rolled products shipments, conversion of customer-owned metal (tolling) as well as aluminum used in engineered products and packaging.

Increased primary production covered higher rolled product shipments and reduced the need for purchased metal.

     Depreciation expense was $835 million as compared to $799 million in the previous year and $540 million in 2000. This increase reflected depreciation on the Alma smelter, which reached its full capacity at the end of September 2001, and the Company's 40% share of the Alouette smelter in Quebec that was acquired in two tranches of 20% each in 2002. These increases were offset in part by the sale of operations in Jamaica in May 2001.

     Selling, administrative and general expenses, at $573 million, increased by 5% from $545 million in 2001, and from $406 million in 2000. The increase in 2002 was due principally to higher pension expenses, and increased consultant fees related to performance improvement initiatives. Expressed as a percentage of sales and operating revenues, these expenses increased to 4.6%, representing a slight deterioration relative to the 2001 and 2000 rates of 4.4% and 4.5%, respectively.

     Alcan's research and development (R&D) activities are closely aligned with the needs of its core businesses, principally bauxite and alumina, smelting, fabrication, and packaging. The Company maintains a strong effort in developing sheet applications and technology for the automotive industry and is working closely with a number of automotive companies in this regard. In 2002, the Company decided to focus its fabrication R&D in two locations, Kingston, Canada and Neuhausen, Switzerland, and is therefore closing its laboratories in Banbury, U.K. R&D expenses were $115 million for 2002 compared to $135 million in 2001 and $81 million in 2000. Most of the increase from 2000 was due to the integration of algroup and its dedicated research and development in the engineered products and packaging sectors.

((Graph))

Interest

	2002	2001	2000

Capitalized interest	1	30	81
Interest expense	202	252	78
Effective average interest rate	5.0	6.1	7.1

Interest expense fell as rates declined and debt decreased.

     Both the effective average interest rate and debt levels decreased in 2002 reflecting lower short-term interest rates and the Company's strong free cash flows. Total interest costs rose in 2001 due to the inclusion of algroup debt for a full year and to the debt incurred to finance capital expenditures.

     Interest capitalized in the previous years related mainly to the construction of the new smelter in Alma, Quebec. The Company does not expect to capitalize interest in 2003.

     Other pre-tax expenses (net of other income) of $114 million, compared to $112 million in 2001 and $50 million in 2000, comprised mainly a $100 million provision for a ruling on a contract dispute with Powerex (a subsidiary of BC Hydro), partially offset by a gain on the sale of more than half of the Company's remaining portfolio investment in Nippon Light Metal Company, Ltd. of $36 million. In 2001, other expenses included a $123-million loss on the disposal of the Jamaican operations. The 2000 figure included rationalization costs of $45 million as well as a non-recurring environmental provision of $14 million.

Income Taxes

     The reported effective tax rate of 44% in 2002 (43% in 2001 and 29% in 2000) compares to a composite statutory tax rate of 39% in Canada (40% in 2001 and 2000). The difference represents principally the impact of foreign currency items, net of unrecorded tax benefits on losses, investment and other allowances and lower foreign tax rates. A full reconciliation between these two rates is presented in note 9 to the financial statements.

Goodwill

In 2002, the Company adopted new accounting standards on goodwill. As a result of this change, goodwill is no longer being amortized. Goodwill amortization was $72 million and $16 million in 2001 and 2000, respectively. Also under these standards, the Company completed a review of goodwill and recorded an impairment charge of $748 million as a reduction in opening retained earnings as of January 1, 2002. The adjustment reflected the decline in end-market conditions in the period from the algroup merger in October 2000 to January 1, 2002. This adjustment has no impact on the future growth of the Company, nor did it affect its cash flows.

Cash Flows and Liquidity

Operating Activities

((Graph))

Cash from Operations and Free Cash Flow *

	2002	2001	2000	1999	1998

Free Cash Flow (US$M)	683	75	(582)	(135)	(214)
Cash from Operations (US$M)	1,614	1,387	1,066	1,182	739

* Includes discontinued operations

Cash from operations reached record levels in 2002.

     The Company achieved an all-time record cash from operations in 2002, despite lower LME prices, as a result of continued financial discipline. The improvement in 2001 was attained despite lower net income, and resulted mainly from improved operating working capital.

     The substantial increase in free cash flow (calculated by subtracting dividends and capital expenditures from cash from operating activities) reflected higher cash from operations as well as lower capital expenditures.

     Continued focus on working capital management resulted in a decline in net operating working capital of $161 million in 2002, in addition to the decrease of $150 million in 2001. Net operating working capital increased in 2000 by $225 million. The improvement in 2001 and 2002 was due to reductions in trade receivables and inventories (30 kt over the two years), offset in part by a decrease in payables. The increase in 2000 was due mainly to a refinancing of trade payables by short-term borrowings in Korea and the reduction in payables related to the Alma smelter in Quebec.

Investment Activities

Alcan adopted Maximizing Value as its governing objective in 2001 and as such uses a value-based approach to identify investment opportunities. A number of resulting value-maximizing initiatives were implemented in 2002.

((Graph))

Capital Expenditures and Depreciation

	2002	2001	2000	1999	1998

Capital Expenditures (US$M)	711	1,091	1,482	1,169	805
Depreciation (US$M)	835	799	540	477	462

Capital expenditures were well below depreciation.

     Financial discipline resulted in capital expenditures that were well below depreciation in 2002. Capital expenditures included amounts related to the Alma smelter project of $250 million in 2001 and $850 million in 2000. The Company expects to incur $800 to $850 million of capital expenditures in 2003.

     During 2002, the Company acquired a 40% joint venture interest in the Aluminerie Alouette consortium. The first tranche of 20% was purchased from the Société générale de financement (SGF) and the second tranche of 20% from the Corus Group plc at costs of $172 million and $171 million, respectively, subject to certain post-closing adjustments.

     Asset disposals in 2002 were mainly comprised of the molded glass operations in the U.S. and China and the rolled products circles operations in Italy, as well as three company-owned ships and more than half of the Company's remaining portfolio investment in Nippon Light Metal Company, Ltd.

Financing Activities

Debt decreased as a result of strong free cash flow.

((Graph))

Total Borrowings and Equity

	2002	2001	2000	1999	1998

Borrowings* (US$M)	3,867	4,091	4,608	1,489	1,789
Equity** (US$M)	8,775	8,902	9,253	5,738	5,629
Debt as a percent of invested capital (%)	31	32	33	21	24

*	Includes borrowings of operations held for sale.
**	Includes minority interests and preference shares.

Total borrowings declined during 2002, resulting in an improved debt/equity ratio.

In January 2002, the Company redeemed all of its $150-million 8 7/8% debentures originally due on January 15, 2022, for 104.15% of their face value. A loss of $6 million was recognized in the first quarter of 2002. The redemption was financed by commercial paper borrowings at a significantly lower rate of interest. In September 2002, the Company issued $500-million of 4 7/8% global notes due September 15, 2012. Net proceeds were used to repay existing long-term debt and commercial paper borrowings.

     The quarterly common share dividend remained at 15 cents per share in 2002. Total dividends paid (common and preference) to shareholders were $197 million in 2002 compared to $200 million in 2001 and $155 million in 2000.

     Cash and time deposits totaled $109 million at the end of 2002, which is slightly lower than the $116 million at the end of 2001. Alcan has committed credit facilities totaling $2 billion. The Company expects that cash from operations, combined with the $2 billion still available under its credit facilities, will be more than sufficient to meet the cash requirements of operations, planned capital expenditures and dividends. In addition, the Company believes that its ability to access global capital markets, considering its investment grade rating, should provide any additional liquidity that may be required to meet unforeseen events.

Environment, Health and Safety (EHS)

Continuous improvement in performance while increasing value for stakeholders is the core feature of Alcan's EHS approach. In 2002, the Company began to implement its revised EHS Policy. An initiative entitled "A Call to Action" was cascaded throughout the organization to capture employee feedback on improving Alcan's safety record at an even faster rate. Other developments during 2002 included better integration of EHS into business systems and the development of improved performance metrics.

     Alcan produced its first sustainability report, entitled Alcan's Journey Towards Sustainability, that charts the Company's progress in measuring and managing its economic, environmental and social impacts and also draws a definitive link between Alcan's business success and its EHS activities. Furthermore, Alcan was selected for the Dow Jones Sustainability World Index and for the Gobal Reporters Survey conducted by the United Nations Environment Program (UNEP) and SustainAbility in recognition of its on-going efforts to implement sustainability within its businesses.

     Finally, the Company won a UNEP award for excellence in sustainable development, a result of promoting the benefits of recycling and fostering an entrepreneurial spirit among school children around the world.

     Alcan believes that existing and planned EHS measures allow it to exceed statutory and regulatory demands while improving its competitive position and efficiency. Alcan's capital expenditures to protect the environment and improve working conditions were $67 million in 2002. Similar expenditures for 2003 and 2004 are projected to be $106 million and $147 million, respectively. In addition, expenditures charged against income for environmental protection were $140 million in 2002, and are expected to be $137 million both in 2003 and 2004.

Operating Segment Review

At the beginning of 2002, the Company re-aligned its management structure from four to six business groups in order to improve its performance, move closer to its markets and increase responsiveness. The six business groups or segments are Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; and Packaging. EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) continues to be a key financial performance measure for the operating segments. EBITDA is not a substitute for net income, cash flows and other measures of financial performance as defined by generally accepted accounting principles, and may be defined differently by other companies. The Company considers EBITDA to be a key financial performance measure used by management for the six operating segments. Management believes that, for the Company, EBITDA provides a measure of operating results that is unaffected by the differences in capital structures among otherwise comparable companies. Additional operating segment information is presented in note 28 to the financial statements.

((Graph))

Alcan's 2002 Revenues by Business Group

Bauxite, Alumina and Specialty Chemicals	4%
Primary Metal	20%
Rolled Products Americas and Asia	27%
Rolled Products Europe	15%
Engineered Products	13%
Packaging	21%

     The information that follows is reported by operating segment on a stand-alone basis. Transactions between groups are conducted at arm's-length and reflect market prices. Accordingly, earnings from Bauxite, Alumina and Specialty Chemicals as well as from Primary Metal operations include profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company's fabricating and packaging operations. Earnings from the downstream operations represent only the value-added portion of the profit from rolled products, engineered products and packaging products.

Bauxite, Alumina and Specialty Chemicals

Production costs hit record lows for second consecutive year.

The Bauxite, Alumina and Specialty Chemicals (BASC) group operates five refineries and two specialty chemicals plants and has seven wholly or partially owned bauxite mines/deposits. The alumina produced is generally used to supply the Company's own smelting requirements. BASC spent much of the last few years repositioning its business portfolio around low-cost bauxite and alumina assets in Australia and has moved from the fourth to the second cash-cost quartile in the industry.

((Graph))
Sales and Production - BASC
	2002	2001	2000

Intersegment sales (US$M)	757	771	536
Third-party sales (US$M)	435	477	470
Alumina production (kt)	4,271	4,625	3,941

Lower production in 2002 reflected the earlier sale of Jamaican operations partly offset by record production at Gove and Vaudreuil.

     In 2002, record production levels at the Gove refinery in Australia and Vaudreuil in Canada refineries helped offset the decrease in production due to the sale of the Jamaican operations in the second quarter of 2001.

     In the first quarter of 2001, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine at a cost of $379 million (subject to certain post-closing adjustments) bringing its interest in these assets to 100%. This low-cost refinery has total annual capacity of 1.9 Mt and set production records in 2001 and 2002. This investment has helped the Company to further reduce its average alumina cost, while giving it access to Gove's significant low-cost expansion potential in the future.

     On May 31, 2001, the Company completed the sale of its operations in Jamaica, which had an annual capacity of some 1.1 Mt of alumina.

     As a result of a value-based review of its activities in specialty chemicals, Alcan announced in January 2002 that it would exit this business in Europe due to the unprofitable nature of this market, and because of its disadvantaged cost position. A significant effort was made to sell the Burntisland Specialty Chemicals plant in the U.K., but a successful transaction could not be structured. Consequently, Alcan ceased operations in November 2002, following a consultation process with employees and union representatives.

     The decrease in production and lower alumina prices, partially offset by improved production costs, contributed to lower EBITDA in 2002. Higher production and substantial cost reductions, partially offset by lower alumina prices, contributed to higher EBITDA in 2001 compared to 2000.

     Average realized prices for alumina decreased both in 2002 and 2001 in line with LME prices. The Company continues to pursue lower costs in the face of ongoing pricing pressure.

((Graph))

EBITDA - BASC

	2002	2001	2000

EBITDA (US$M)	249	301	265
LME (US$/t)	1,365	1,454	1,567

Lower alumina prices and production contributed to lower EBITDA in 2002.

     Production costs were 6% better in 2002, setting a new record for a second consecutive year, due to the divestment of high-cost operations in Jamaica, lower raw material prices and to ongoing cost reduction efforts. Production costs decreased by 3% in 2001 compared to 2000, as a result of divestment activities, ongoing cost reduction efforts, including synergies from the algroup merger, and improved productivity.

     In the second quarter of 2002, a production optimization project at Gove was initiated. This $40-million project will increase the refinery's capacity by 100 kt/y and is expected to further reduce costs on a per tonne basis. Construction work should be completed in the first quarter of 2003.

Specialty Chemicals

Operating results for 2002 were 24% lower than in 2001 mainly due to an operating loss of $10 million attributable to the European business from which the Company exited in November 2002.

     Operating results for 2001 were 35% lower than in 2000. While the European business underwent a major restructuring that streamlined the organization and improved process efficiencies, worldwide operations were adversely impacted by the economic slowdown resulting in lower shipments and prices.

Primary Metal

Our 40% stake in Alouette exemplifies value-maximizing investment.

Alcan is the second largest aluminum producer in the Western World. Its Primary Metal group operates or has interests in sixteen smelters worldwide, 62% of which are supplied by company-owned power (compared to the industry average of 28%) - a major competitive advantage. With its focus on continuous improvement in technology and cost, the Company has an excellent low-cost primary metal position with 50% of its smelting capacity in the top tier of industry cash cost. In addition to LME-grade ingot, Primary Metal produces value-added aluminum in the form of sheet ingot, extrusion billet, cable rods and foundry ingot for other Alcan plants or third-party customers serving the transportation, building and construction, consumer goods and machinery markets.

((Graph))

Sales and Production - Primary Metal
	2002	2001	2000

Intersegment sales (US$M)	2,205	2,117	1,674
Third-party sales (US$M)	2,447	2,546	1,655
Aluminum production (kt)	2,238	2,042	1,562

Alma and Alouette were major contributors to a 10% increase in production.

     A full year of production at Alma, the 40% acquisition of Alouette and capacity restarts contributed to the 10% increase in production.

     Eleven of the thirteen smelters operating without any water restrictions set all-time production records in 2002. The Alma smelter reached full production of 405 kt in 2002, after all pots became operational on September 30, 2001, as compared to the 272 kt produced in 2001.

     As part of its maximizing value initiatives, Alcan acquired a 20% interest in the Aluminerie Alouette consortium from Société générale de financement (SGF) in April 2002. Later, in September 2002, the Company purchased an additional 20% interest in Alouette from Corus Group plc, bringing its total participation to 40%. Alouette is a world-class aluminum smelter located in Sept-Îles, Quebec, with an annual capacity of 243 kt/y; the acquisition will help the Company leverage value maximizing synergies within its Quebec smelter system.

     In 2002, production at the Kitimat smelter in British Columbia was lower due to production cut-backs that occurred in 2001 as a result of water shortages. However, because water levels improved in the Nechako Reservoir in B.C. during 2002, 60 kt/y of idled capacity was gradually restarted beginning in the third quarter.

     Most of Alcan's smelter production is in the form of value-added ingot. Sales of these products increased by 12% in 2002 and in fact were at all-time record levels for each of the three major products: sheet ingot, foundry ingot and extrusion billet.

     Record production was also achieved at the partially owned anode plant, Aluchemie, in the Netherlands and calcined coke plant in Strathcona, Alberta, as well as at the Company's power facilities in Quebec.

((Graph))

EBITDA - Primary Metal

	2002	2001	2000

EBITDA (US$M)	858	818	729
Average third party realized price (US$/t)	1,533	1,614	1,747
LME (US$/t)	1,365	1,454	1,567

Higher volumes and improved costs more than offset a 6% reduction in LME prices.

     Additional sales volumes and lower operating costs (including the reduction in Alma start-up expenses) and benefits from merger synergies and the restructuring program more than offset a 6% reduction in LME prices and the unfavourable effects of foreign currency balance sheet translation of $10 million in 2002.

     The main factors contributing to the increase in EBITDA in 2001 were additional production volumes, lower operating costs and initial merger synergy savings as well as a gain on foreign currency balance sheet translation of $18 million, partially offset by lower ingot realizations and increased start-up costs for the new Alma smelter.

((Graph))

Cost of Production - Primary Metal

	2002	2001	2000

Special charges (US$/t)	43	111	97
Cost of production (US$/t)	1,204	1,214	1,233

Total metal production costs for the year declined by $78/t.

     The decrease of $78 /t in total metal production costs in 2002 was attributable to a decrease in Alma start-up expenses, lower raw material costs and the benefits from the merger synergy and restructuring programs.

     The largest of the special charges in 2002 was related to Kitimat's idled capacity. The charges also included Alma pre-operating and start-up expenses of $10 million ($140 million in 2001 and $73 million in 2000).

     In September 2002, the five co-venturers of Alouette announced their approval of the phase II expansion project, which will increase production capacity to 550 kt/y. While the project commenced in late 2002, Alcan's $350-million contribution to the cost will not begin until 2004. The new pots will gradually come on line starting in February 2005 with completion expected in the fall of 2005. The expansion project was predicated on a 500 MW block of power that was awarded to Alouette by the provincial power authority.

     A $66-million, 44 kt/y expansion project in Soeral, Norway, in which Alcan has a 50% interest, is on budget and expected to be completed in the first quarter of 2003.

     The high amperage/low energy project at the Lynemouth and Lochaber smelters in the U.K. was approved in June 2002 for $38 million. By increasing the amperage in existing pots, this project will result in additional production of 16 kt/y, improved current and power efficiencies and reduced CO2 emissions.

     Construction of a pot-relining centre at the Alma smelter was approved in January 2003 for $39 million. The centre will include processes for pot demolition, relining, cathode rodding, as well as minimum storage and shipping facilities for spent potlining.

     A project to build the Candonga hydropower plant on the Doce River in Brazil, with a total installed capacity of 140 MW, was approved in 2001. Alcan is participating equally in this project with CVRD (Companhia Vale do Rio Doce). Construction began in July 2001 with the first turbine expected to be in operation by November 2003. Alcan's share of the cost is estimated at $48 million. The project is 75% complete, on budget and ahead of schedule.

     Other value-maximizing options were developed in 2002. For example, on June 6, 2002, the Company announced an agreement in principle to form a joint venture with Qingtongxia Aluminum Company (QTX), a leading aluminum company in China. The proposed joint venture provides an opportunity for Alcan to acquire a 50% share in a 130 kt/y aluminum smelter that utilizes modern, pre-bake technology. In addition, Alcan would have an option for a 50% share in the planned and approved 150 kt/y expansion of the smelter. Due diligence and the development of an implementation plan were the main focuses in the latter part of 2002, in preparation for formal negotiations with QTX and Chinese officials in 2003.

Significant volume increases drive Rolled Products' EBITDA performance.

Rolled Products Americas and Asia

     Alcan Rolled Products Americas and Asia (RPAA), with sixteen production facilities in six countries, is focused on meeting the ever-changing needs of its global and regional fabrication customers through the rapid transfer and adoption of best technology and management practices. The RPAA group manufactures and sells high-quality sheet and light gauge rolled products serving numerous markets including beverage, automotive, construction, and other durable goods.

((Graph))

Sales and Realized Prices - RPAA

	2002	2001	2000

Sales (US$M)	3,327	3,316	3,391
Average realized price *(US$/t)	2,218	2,359	2,401

* Excluding conversion of customer-owned metal

Revenues increased despite lower price.

     The sales increase was driven by higher volumes despite lower average realized prices. Highlights for 2002 included record shipments in North America and Asia despite difficult economic and market conditions. Volumes increased by 4% in North America and 23% in Asia, offsetting market declines in South America caused largely by currency volatility. Growth in can demand resulted in higher sales volumes through the Company's Asian assets, as can company qualifications were completed during the year. Alcan also made further inroads into the North American beverage can and industrial products markets, as well as in the South American can market. Increased demand for can stock in North America was attributable to new brand introductions and packaging innovations by the major soft drink companies.

Rolled Products Americas and Asia revenues can be broken down by end-use market as follows:

((Graph))

Can and Closures	54%
Distribution	8%
Foil and Foilstock	17%
Industry	10%
Automotive	7%
Other	4%

((Graph))

EBITDA and Shipments - RPAA

		2002	2001	2000

EBITDA (US$M)		367	296	261
Shipments * (kt)		1,613	1,522	1,487

* Includes shipments of rolled products and conversion of customer-owned metal.

Higher volumes and lower costs led to improved EBITDA.

     The financial results for RPAA in 2002 reflected a significant increase in EBITDA compared to 2001. This was attributable to volume increases along with particularly successful cost reduction efforts in North America and the favourable impact of metal price movements. These factors more than offset the negative impact of a stronger Korean won and a volatile Brazilian economic situation and currency.

     The improvement in 2001 EBITDA was mainly due to higher can sheet volume in South America and the benefits from cost reduction initiatives, partially offset by higher energy prices.

     In the past decade, Alcan has made important investments in the expansion, upgrade and acquisition of rolled products facilities in North and South America and Asia with a commitment to innovation, cost reduction, manufacturing excellence and maximizing value for the shareholder.

RPAA Business Units

In North America, record shipments were achieved in 2002 within the industrial products, container, industrial fin stock and converter foil markets. In addition to the increase in overall volumes, RPAA's shipments of higher value-added can stock grew by 12% as a result of the focus on value-based management. Over the past few years, industry over-capacity in the common alloys market was rationalized through the closing of two competitors' plants, which helped stabilize the market and improve margins. In response to global over-capacity in the light gauge sheet and foil markets and heightened competition from imports, Alcan announced that it would reduce production at its Fairmont, West Virginia, plant effective in the first quarter of 2003.

     In 2002, the automotive sector continued to be a growth market for Alcan. Automotive sheet sales were up over 2001 as North American automobile demand increased in response to financing incentives offered by the automakers. New Alcan automotive sheet programs for the year included innovations in sport utility vehicle (SUV) lift-gate and hood technologies resulting from continued close co-operation with customers.

     South American economies were severely impacted in 2002 by political uncertainty in Brazil, Argentina and Venezuela. The Brazilian real fell 53% during the year, which reduced demand for U.S.$-based aluminum products and led to an 8% drop in sheet shipments. Alcan is turning to new export markets and new product introductions, as well as focusing on higher value-added products, to help mitigate the decline in local demand. As the only company capable of producing can sheet in South America, Alcan is well positioned to benefit from the improving economic trend that began in late 2002.

     In Asia, Alcan Taihan Aluminum Limited (ATA) in Korea achieved a major milestone when, after two and a half years of dedicated efforts, it qualified its can-body stock with 28 customer can manufacturing plants in Australia, China, Korea, Malaysia, Singapore, Taiwan, Thailand and Vietnam. Alcan became the number two supplier to the Chinese rolled products market, which continues to benefit from double-digit growth in demand.

Recycling

During 2002, Alcan remained the world's leader in recycling used aluminum beverage cans (UBCs). Alcan's U.S. operations recycled 24 billion UBCs, representing an estimated 45% of all aluminum cans recycled in the United States. RPAA operates three aluminum can recycling plants located in Oswego, New York; Berea, Kentucky; and Greensboro, Georgia. At Alcan's Berea recycling facility, the largest UBC recycling facility in the world, production increased by nearly 22% as a result of improved manufacturing efficiencies.

     In South America, Brazil with its 85% recycling rate was recognized as the world-wide leader among countries where UBC recycling is not legally mandated. At its state-of-the-art recycling operation in Pinda, Alcan recycled 36% of these cans in addition to metal received from a third-party metal recycler and utilized 59% of the recycled material to produce can stock.

     In Korea, ATA's Ulsan plant commissioned a new aluminum recycling furnace that is being used to process scrap from its own operations and from customers. The 30-tonne capacity furnace uses technology that was developed by Alcan, which enhances the scrap recovery rate.

Rolled Products Europe

Rolled Products Europe (RPE) produces a variety of flat rolled products through its eleven plants, with Alunorf in Germany as its hub. RPE is focused on fully capturing the integration synergies from the merger with algroup, and continues to optimize its product portfolio and its production system to better serve its customers and reduce costs. RPE supplies a number of European markets including beverage can, industrial sheet and plate, foilstock, lithographic and automotive.

((Graph))

Sales and Realized Prices - RPE

	2002	2001	2000

Sales (US$M)	1,814	1,735	1,666
Average realized price * (US$/t)	2,467	2,448	2,571

* Excluding conversion of customer-owned metal.

Higher prices and shipments resulted in increased sales.

     Higher realized prices and a 10% increase in shipments resulted in increased sales. RPE's realized prices improved relative to LME prices as a result of portfolio changes towards higher value-added products in more economically attractive markets.

     The European beverage can market grew 5% in 2002, mainly driven by the growing demand in Eastern Europe. RPE can volumes increased at a faster pace than growth in demand. The distribution market was slow at the beginning of the year, but recovered significantly after the summer period, ending 1.5% above 2001 levels.

     Most end-user markets remained weak all year. The industrial plate sector suffered from difficulties in the aerospace market, while the recovery in the construction market by-passed Germany. The trend toward substitution of aluminum for steel in these markets continued, exemplified by the demand for aluminum automotive sheet which remained strong, with volumes up 16% over 2001.

Rolled Products Europe third-party revenues can be broken down by end-use market as follows:

((Graph))

Can and Closures	23%
Distribution	17%
Foil and Foilstock	7%
Industry	16%
Lithographic	10%
Automotive	9%
Other	18%

((Graph))

EBITDA and Shipments - RPE

		2002	2001	2000

EBITDA (US$M)		132	83	144
Shipments * (kt)		836	759	696

* Includes shipments of rolled products and conversion of customer-owned metal.

Increased volumes and lower costs resulted in higher EBITDA.

     Increased volumes, at a sustained higher-value mix, as well as benefits from merger synergy and restructuring programs resulted in higher EBITDA. The strengthening of the euro and Swiss franc against the U.S. dollar contributed approximately $7 million to EBITDA in 2002.

     Despite increased volumes with the inclusion of algroup's operations for a full year, lower EBITDA in 2001 was mainly due to the economic downturn in the second half of the year and lower price realizations.

     After a value-based review of alternatives, Alcan announced in late 2001 the restructuring of its rolled products businesses in the U.K. and Italy. The aim of these measures was twofold: to make the businesses more competitive in the face of economic difficulties; and to put them in the best possible position to meet future industry needs.

     Virtually all of these measures were completed on plan by the fourth quarter of 2002. Alcan sold its circles business in Pieve, Italy. In addition, the restructuring and downsizing of the rolling mill at Rogerstone in the U.K. have been completed, helping to optimize the product portfolio and align production capacity across Alcan's European rolling system.

     During 2002, the Banbury R&D facility was closed and the main resources and programs were reallocated to Neuhausen, Switzerland and Kingston, Canada.

Recycling

In the U.K., Alcan has an infrastructure of over 300 independent recyclers. In addition to UBCs, post-consumer and can process scrap support a dedicated recycling facility at Latchford in the U.K. with a total annual capacity of 148 kt.

This facility significantly increased its scrap intake and produced over 10% more sheet ingot than in 2001.

Engineered Products

     Engineered Products manufactures extruded and cast aluminum products, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre-reinforced plastic and foam-plastic. The group provides value-added solutions for weight reduction in the automotive and mass transportation markets, as well as for the building façade and display markets. Engineered Products also has the largest aluminum cable position in North America. Its focus is to capitalize on profitable growth opportunities by leveraging its superior technology on a global basis.

((Graph))

Sales and EBITDA - Engineered Products

	2002	2001	2000

EBITDA (US$M)	96	103	55
Sales and operating revenues (US$M)	1,645	1,661	724

Difficult business conditions contributed to slightly lower EBITDA.

     EBITDA was slightly below 2001 due to the difficult business conditions in light of the strengthening euro, particularly in extrusions and distribution markets in Europe.

     The increase in both revenues and EBITDA in 2001 was mainly due to the inclusion of algroup for the full year, as well as good volume growth in the first half of the year.

Alcan's engineered products revenues can be broken down by business as follows:

((Graph))

Extrusions	24%
Composites	19%
Automotive	12%
Cable	26%
Service Centres	13%
Mass Transportation	6%

Engineered Products Business Units

EBITDA for Alcan's North American cable business is comparable to 2001. A softening trend in the latter part of the year followed a strong market in the first quarter. Total shipments were flat with increasing rod sales offset by lower building wire and cable sales. Prices remained under pressure throughout the year, reflecting difficult conditions in customer markets.

     The overall volume for Alcan's extrusions was slightly below that of 2001. Market share in the soft alloys and large profiles industry was largely maintained, while slight increases in hard alloys and supplies to the mass transportation market were achieved. However, specialized industry volumes were lower due to depressed end-use markets, principally machinery and capital goods.

     The use of composites in transport and industrial applications continued to grow, particularly in the wind-power generation market, where the Company is a leading supplier. While display volumes and prices remained under pressure throughout the year, architectural applications in Europe and North America had another year of strong performance. Geographic coverage was improved in 2002 with the opening of a new plant for the production of Alucobond in Bahia, Brazil.

     Overall car production in Europe decreased by 1.5% compared to the previous year. New car sales dropped by 3.1% in Western Europe and 1.9% in the U.S. Although the market success of each new model is different, Alcan was able to maintain sales and further increase order backlogs for structural parts, including bumper systems, extrusions and high-pressure die-cast structural parts. For example, sales of cockpit carriers showed strong growth in 2002.

     Alcan's mass transportation systems again achieved record sales in 2002. This trend reflects the continuing growth in public-sector projects, mainly involving new high-speed trains, metro trams and light-rail systems. The "Transrapid" magnetic levitation train project in Shanghai, China, received much market and media attention for example.

Packaging

Proposed acquisition of VAW Packaging an example of profitable growth.

With 2002 revenues of $2.6 billion, Alcan Packaging has leading positions in the end-use markets of food, pharmaceutical, cosmetic and personal care, and tobacco packaging markets. It offers a variety of packaging solutions using plastics, paper and paperboard as well as aluminum and other materials. Alcan Packaging is capitalizing on profitable growth opportunities, both internally and externally, created by enhanced product ranges, broader distribution systems and new customer relationships formed by the algroup merger. The group is also focused on reorganizing its European foil rolling and container businesses.

((Graph))

Sales and EBITDA - Packaging

	2002	2001	2000

EBITDA (US$M)	327	328	67
Sales and operating revenues (US$M)	2,599	2,658	1,165

Significant cost improvements helped offset a weak economic environment.

     Benefits from cost initiatives, largely related to merger synergy and restructuring programs, compensated for the weak economic environment resulting in comparable EBITDA performance relative to 2001.

     Margin pressures associated with customer consolidation and over-capacity in a weakened economic environment characterized packaging markets in 2002. Demand for food, pharmaceutical and technical applications softened in the first quarter of 2002 reflecting general economic uncertainty, then gradually recovered as the year progressed. The divestiture of the molded glass operations in the third quarter also had an unfavourable impact on sales and operating revenues compared to 2001.

     Both revenues and EBITDA increased in 2001 largely due to the inclusion of algroup businesses for the full year.

Alcan's packaging revenues can be broken down as follows:

((Graph))

By Market
Food	45%
Pharmaceutical	19%
Tobacco	16%
Cosmetics	3%
Other	17%

By Type of Input
Plastic and Paper	43%
Aluminum	33%
Paperboard	12%
Glass	9%
Steel	3%

By Region
Europe	52%
North America	41%
South America	3%
Asia	4%

Acquisition of VAW Packaging

At the close of 2002, an agreement was finalized to acquire VAW Flexible Packaging (FlexPac) from Norsk Hydro for approximately $370 million. The proposed acquisition represents an excellent platform for profitable growth and is a good example of Alcan's focus on maximizing value. It would significantly enhance Alcan's global position in packaging, expanding its footprint technologically and regionally, particularly in the developing markets of Asia. On completion, Alcan would have world-class flexible packaging operations in Europe, Asia and the Americas. FlexPac includes 14 plants in 8 countries and 5,400 employees and posted consolidated sales of $680 million in 2001 at today's exchange rates. Based upon projected earnings for 2002, the purchase price represents a multiple of approximately 6.9 times EBITDA.

Packaging Business Units

Foil and technical products continued to implement major restructuring programs in the U.K., Germany and Switzerland, which are key to maximizing shareholder value. To maintain profitability, these aggressive cost reduction programs were needed to offset declines in major markets, particularly in the construction industry.

     Flexible food packaging, particularly in Europe, was the most significantly impacted by price pressure. European volumes weakened in the early months of the year, although North American volumes remained strong. EBITDA was nonetheless sustained, and in the case of North America significantly improved, both through leveraging Alcan's strong service offering to key accounts and by successes in restructuring and other cost initiatives.

     Operations began in late 2001 at a new contract packaging and specialty carton facility in Pennsylvania, building on Alcan's success in another similar plant in Canada. New investments were also made to relocate one facility and include it with the construction of a dedicated plant for a major customer in Spain.

     Alcan's food container business counterbalanced the general economic slowdown in Europe with its cost initiatives and, despite lower sales, recorded improved profits.

     Following volume declines in pharmaceutical and cosmetics packaging in the last quarter of 2001, the recovery in 2002 has been mixed. Although flexible pharma packaging has rebounded well, product introductions by customers in plastics as well as in specialty cartons and contract packaging have been subject to delays. Aerosol can volumes did recover during the year, but pricing pressure continued due to European overcapacity. The Company's molded glass operations were sold at the end of the third quarter in 2002, as they were disadvantaged from a competitive standpoint. Included in the year were revenues of $88 million and operating losses of $6 million from these operations.

     Alcan's tobacco packaging business reached a new milestone in 2002, with U.S. carton sales growing by 50% over the prior year as a result of commissioning a new plant in Richmond, Virginia during 2001. The second year of the new venture in Kazakhstan saw the achievement of additional new customer volume, establishing a strong foothold in the markets of western Asia. Inner-liner volumes also remained very buoyant throughout the year in line with the projections underpinning Alcan's new metallizing and laminating plant in Berlin, Germany, which was at an advanced stage of construction by the end of 2002.

Risks and Uncertainties

For further details, refer to notes 22, 23 and 24 of the financial statements.

Risk Management

As a multinational company, which is to a large degree engaged in a commodity-related business, Alcan's financial performance is heavily influenced by fluctuations in metal prices and exchange rates. In order to reduce the associated risks, the Company uses a variety of financial instruments and commodity contracts. Clearly defined policies and management controls govern all risk management activities. Transactions in financial instruments for which there is no underlying exposure to the Company are prohibited, except for a small metal trading portfolio not exceeding 10,000 tonnes.

     The decision whether and when to commence a hedge, along with the duration of the hedge, can vary from period to period depending on market conditions and the relative costs of various hedging instruments. The duration of a hedge is always linked to the timing of the underlying transaction, with the connection between the two being constantly monitored to ensure effectiveness.

Sensitivities
Estimated after-tax effect on Alcan's net income of:

	Change in full	US$M	US$
	year average*		per share

Exchange rate on long-term profitability
Canadian dollar	+1 US cent	$(11)	$(0.03)
Euro	+1 US cent	$4	$0.01

Exchange rate on balance sheet translation
Canadian dollar	+1 US cent	$(17)	$(0.05)
Australian dollar	+1 US cent	$(6)	$(0.02)

Metal price on long-term profitability
Aluminum	+US$100/t	$146	$0.45

* Except for balance sheet translation which is point-in-time.

Foreign Currency Exchange

Exchange rate movements, particularly between the Canadian dollar and the U.S. dollar, have an impact on Alcan's costs and therefore its net results. Because the Company has significant operating costs denominated in Canadian dollars while its reporting currency is the U.S. dollar, it benefits long-term from a weakening in the Canadian dollar, but conversely, is disadvantaged if it strengthens.

     Following the algroup merger, exchange movements have a greater impact on the Company's net income as a result of translating the euro earnings into U.S. dollars. Alcan benefits from a strengthening of the euro, but conversely, is disadvantaged if it weakens.

     The Company's deferred income tax liabilities and net monetary liabilities for operations in Canada and Australia are translated into U.S. dollars at current rates. The resultant exchange gains or losses are included in income and fluctuate from quarter to quarter depending on the changes in exchange rates. A decrease in the Canadian and Australian dollars results in a favourable effect, whereas an increase results in an unfavourable impact.

Aluminum Prices

Depending on market conditions and logistical considerations, Alcan may sell primary aluminum to third parties and may purchase primary aluminum and secondary aluminum, including scrap, on the open market to meet the requirements of its fabricating businesses. In addition, depending on pricing arrangements with fabricated products customers, Alcan may hedge some of its purchased metal supply in support of those sales.

     Through the use of forward purchase and sale contracts and options, Alcan seeks to limit the impact of lower metal prices.

Critical Accounting Policies

The Company's significant accounting policies are presented in note 2 to the financial statements. The critical accounting policies described below are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Post-retirement Benefits

The costs of pension and other post-retirement benefits are calculated based on assumptions determined by management, with the assistance of independent actuarial firms and consultants. These assumptions include the long-term rate of return on pension assets, discount rates for pension and other post-retirement benefits obligations, expected service period, salary increases, retirement ages of employees and health care cost trend rates. If actual experience differs from the assumptions made by management, the pension and other post-retirement benefits expenses will increase or decrease in future years as a result. See note 26 - Post-retirement Benefits for additional information, including a sensitivity analysis for assumed health care cost trend rates.

Environmental Liabilities and Contingencies

Environmental expenses and contingencies are accrued on an undiscounted basis when it is probable that a liability for past events exists and the liabilities can be reasonably estimated. In determining whether a liability exists, the Company is required to make judgments as to the probability of a future event occurring. If the Company's judgments differ from those of legal or statutory authorities, the provisions for environmental expenses and contingencies could increase or decrease in future periods.

Property, Plant and Equipment

Due to changing economic and other circumstances, the Company regularly reviews and evaluates its property, plant and equipment for impairment in order to record the assets at the lower of cost or net recoverable amount. In determining whether the assets are impaired, the Company makes assumptions and estimates as to future cash flows and profitability. Actual results could differ from those estimates.

Goodwill

As reported in note 3, Accounting Changes, effective January 2002, goodwill is no longer amortized but is tested annually for impairment at the reporting unit level. Impairment is determined by comparing the fair value of the reporting unit to its carrying value. The fair value of a reporting unit and assets and liabilities within a reporting unit may be determined using alternative methods for market valuation, including quoted market prices, discounted cash flows and net realizable values. In estimating the fair value of a reporting unit, the Company chose a valuation method developed by outside consultants and made assumptions and estimates in a number of areas, including future cash flows and discount rates. The Company regularly uses independent appraisers and consultants to perform valuations of the assets and liabilities. The use of different judgments and estimates in the test for goodwill impairment may result in significantly different results.

Income Taxes

The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in the Company's consolidated financial statements. Income tax assets and liabilities, both current and deferred, are measured according to the income tax legislation that is expected to apply when the asset is realized or the liability settled. The Company regularly reviews the recognized and unrecognized deferred income tax assets to determine whether a valuation allowance is required or needs to be adjusted. In forming a conclusion about whether it is appropriate to recognize a tax asset, the Company must use judgment in assessing the potential for future recoverability while at the same time considering past experience. All available evidence is considered in determining the amount of a valuation allowance. If the Company's interpretations differ from those of tax authorities or judgments with respect to tax losses change, the income tax provision could increase or decrease in future periods.

Cautionary Statement

Statements made in this report that describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws, which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "estimates", "anticipates" or the negative thereof or other variations thereon. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized. Important factors that could cause such differences include global supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials' costs and availability, changes in the relative value of various currencies, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effects of integrating acquired businesses and the ability to attain expected benefits and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes. The aluminum market overview contained in this report is based on research that includes information from sources believed to be reliable, but Alcan does not make any representation that it is accurate in every detail. The aluminum market overview represents the Company's views as of February 9, 2003.

As the Company follows Canadian GAAP, reference should be made to note 7 to the Consolidated Financial Statements of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP. Beginning in 2001, the Company adopted for supplementary U.S. GAAP reporting purposes only, the Financial Accounting Standards Board Statement Nos. 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at fair value.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Responsibility for the Annual Report

Alcan's management is responsible for the preparation, integrity and fair presentation of the financial statements and other information in the Annual Report. The financial statements have been prepared in accordance with Canadian generally accepted accounting principles and include, where appropriate, estimates based on the best judgment of management. A reconciliation with generally accepted accounting principles in the United States is also presented. Financial and operating data elsewhere in the Annual Report are consistent with that contained in the accompanying financial statements.

Alcan's policy is to maintain systems of internal accounting, administrative and disclosure controls of high quality consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company's systems of internal accounting, administrative and disclosure controls through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the shareholders' independent auditors and management, including internal audit staff, to satisfy themselves that Alcan's policy is being followed. In addition, a Disclosure Committee of management has been established to manage disclosure of corporate information and oversee the functioning of the Company's disclosure controls and procedures.

The Audit Committee has recommended the appointment of PricewaterhouseCoopers LLP as the independent auditors, subject to approval by the shareholders.

The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the financial statements have been audited by PricewaterhouseCoopers LLP, whose report is provided on this page.

((Signature))
Travis Engen, President and Chief Executive Officer

((Signature))
Geoffery E. Merszei, Executive Vice-President and Chief Financial Officer

February 9, 2003 (except as to notes 30 and 31 of the Consolidated financial statements, which are as of August 14, 2003)

OECD Guidelines

The Organization for Economic Cooperation and Development (OECD), which consists of 30 industrialized countries including Canada, has established guidelines setting out an acceptable framework of reciprocal rights and responsibilities between multinational enterprises and host governments. Alcan supports and complies with the OECD guidelines and has a Worldwide Code of Employee and Business Conduct, which is consistent with them.

Auditors' Report

To the Shareholders of Alcan Inc

We have audited the consolidated balance sheets of Alcan Inc. as at December 31, 2002, 2001 and 2000 and the consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.

We have also reported to the shareholders under date February 9, 2003 on the consolidated financial statements of the Company for the years ended December 31, 2002, 2001 and 2000 prior to the reclassification of the discontinued operations as described in note 30.

((Signature))
PricewaterhouseCoopers LLP, Chartered Accountants Montreal, Canada, February 9, 2003
        (except as to notes 30 and 31 which are as of August 14, 2003)

Comments by Auditors on Canada-United States Reporting Difference

United States reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by a change in accounting principle, such as those changes described in note 3 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian and United States generally accepted auditing standards, our report to the shareholders dated February 9, 2003 (except as to notes 30 and 31 which are as of August 14, 2003) expressed in accordance with Canadian reporting standards which do not permit a reference to such changes in accounting principles in the auditors' report when the changes are properly accounted for and adequately disclosed in the financial statements.

((Signature))

PricewaterhouseCoopers LLP, Chartered Accountants Montreal, Canada, February 9, 2003
        (except as to notes 30 and 31 which are of August 14, 2003)

Consolidated Financial Statements

Consolidated Statement of Income (in millions of US$, except per share amounts)
Year ended December 31	2002	2001	2000
	(Restated-note 3)		(Restated-note 3)

Sales and operating revenues	12,327	12,423	9,097
Costs and expenses
Cost of sales and operating expenses	9,748	9,823	7,068
Depreciation and amortization (notes 2 and 6)	835	799	540
Selling, administrative and general expenses	573	545	406
Research and development expenses	115	135	81
Interest	202	252	78
Restructuring, impairment and other special charges (note 8)	69	654	-
Other expenses (income) - net (note 12)	114	112	50

	11,656	12,320	8,223

Income from continuing operations
before income taxes and other items	671	103	874
Income taxes (note 9)	295	44	255

Income from continuing operations before other items	376	59	619
Equity income	3	3	4
Minority interests	(3)	13	1

Income from continuing operations
before amortization of goodwill	376	75	624
Amortization of goodwill (notes 2 and 6)	-	72	16

Income from continuing operations	376	3	608
Income (Loss) from discontinued operations (note 30)	(2)	(1)	2

Net income	374	2	610
Dividends on preference shares	5	8	10

Net income (Loss) attributable to common shareholders	369	(6)	600

Net income (Loss) per common share - basic
Income from continuing operations
before amortization of goodwill	1.16	0.21	2.46
Amortization of goodwill	-	0.22	0.05

Income (Loss) from continuing operations	1.16	(0.01)	2.41
Income (Loss) from discontinued operations	(0.01)	(0.01)	0.01

Net income (Loss) per common share - basic	1.15	(0.02)	2.42

Net income (Loss) per common share - diluted
Income from continuing operations
before amortization of goodwill	1.15	0.21	2.46
Amortization of goodwill	-	0.22	0.05

Income (Loss) from continuing operations	1.15	(0.01)	2.41
Income (Loss) from discontinued operations	(0.01)	(0.01)	0.01

Net income (Loss) per common share - diluted	1.14	(0.02)	2.42
Dividends per common share	0.60	0.60	0.60

Consolidated Statement of Retained Earnings (in millions of US$)

Year ended December 31	2002	2001	2000

Retained earnings - beginning of year
As previously reported	4,095	4,290	4,227
Accounting change - Unamortized exchange loss (note 3)	(21)	(18)	(10)

As restated	4,074	4,272	4,217
Accounting change - Impairment of goodwill
as at January 1, 2002 (note 3)	(748)	-	-
Net income	374	2	610
Amount related to common shares purchased
for cancellation	-	-	(400)
Dividends
- Common	(192)	(192)	(145)
- Preference	(5)	(8)	(10)

Retained earnings - end of year (note 21)	3,503	4,074	4,272

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheet (in millions of US$)
December 31	2002	2001	2000
		(Restated-note 3)	(Restated-note 3)

ASSETS
Current assets
Cash and time deposits	109	116	249
Trade receivables (net of allowances of $58 in 2002,
$51 in 2001 and $53 in 2000)(notes 2 and 11)	1,264	1,190	1,689
Other receivables	542	526	548
Inventories
- Aluminum operating segments
- Aluminum	905	875	1,034
- Raw materials	390	413	414
- Other supplies	296	269	268

	1,591	1,557	1,716
- Packaging operating segment	368	368	376

	1,959	1,925	2,092

Current assets held for sale (note 30)	76	60	78

	3,950	3,817	4,656
Deferred charges and other assets (note 13)	666	715	701
Property, plant and equipment (note 14)
Cost (excluding Construction work in progress)	17,630	16,094	14,678
Construction work in progress	570	609	1,969
Accumulated depreciation	(8,107)	(7,130)	(6,751)

	10,093	9,573	9,896
Intangible assets, net of accumulated amortization
of $53 in 2002, $26 in 2001 and $5 in 2000 (note 6)	318	285	315
Goodwill (note 6)	2,303	2,874	2,613
Long-term assets held for sale (note 30)	208	194	208

Total assets	17,538	17,458	18,389

Consolidated Balance Sheet (in millions of US$)
December 31	2002	2001	2000
		(Restated-note 3)	(Restated-note 3)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,294	2,293	2,384
Short-term borrowings	381	553	1,078
Debt maturing within one year (note 17)	295	652	333
Current liabilities of operations held for sale (note 30)	47	37	45

	3,017	3,535	3,840

Debt not maturing within one year (notes 17 and 24)	3,186	2,884	3,195
Deferred credits and other liabilities (note 16)	1,418	1,130	873
Deferred income taxes (note 9)	1,120	986	1,203
Long-term liabilities of operations held for sale (note 30)	22	21	25
Minority interests	150	132	244
Shareholders' equity
Redeemable non-retractable preference shares (note 18)	160	160	160
Common shareholders' equity
Common shares (note 19)	4,703	4,687	4,597
Retained earnings (note 21)	3,503	4,074	4,272
Deferred translation adjustments (note 23)	259	(151)	(20)

	8,465	8,610	8,849

	8,625	8,770	9,009

Commitments and contingencies (note 22)

Total liabilities and shareholders' equity	17,538	17,458	18,389

The accompanying notes are an integral part of the financial statements.

Approved by the Board:

((Signature))
Travis Engen, Director

((Signature))
Guy Saint-Pierre, Director

Consolidated Statement of Cash Flows (In millions of US$)
Year ended December 31	2002	2001	2000
		(Restated - note 3)	(Restated - note 3)

Operating activities
Income from continuing operations	376	3	608
Adjustments to determine cash from operating activities:
Depreciation and amortization	835	799	540
Amortization of goodwill	-	72	16
Deferred income taxes	71	(149)	52
Asset impairment provisions	33	232	-
Loss (Gain) on sales of businesses and investment - net	(27)	123	(9)
Change in operating working capital
Change in receivables	153	112	(21)
Change in inventories	93	77	(116)
Change in payables	(85)	(39)	(88)

Total change in operating working capital	161	150	(225)
Change in deferred charges, other assets,
deferred credits and other liabilities - net	152	133	42
Other - net	3	14	35

Cash from operating activities in continuing operations	1,604	1,377	1,059
Cash from operating activities in
discontinued operations (note 30)	10	10	7

Cash from operating activities	1,614	1,387	1,066

Financing activities
New debt	848	1,852	1,586
Debt repayments	(1,138)	(1,779)	(419)

	(290)	73	1,167
Short-term borrowings - net	(209)	(479)	280
Sale of receivables	-	300	-
Common shares purchased for cancellation	-	-	(530)
Common shares issued	16	61	21
Dividends
- Alcan shareholders (including preference)	(197)	(200)	(155)
- Minority interests	(6)	(2)	(2)

Cash from (used for) financing activities
in continuing operations	(686)	(247)	781
Cash from financing activities in
discontinued operations (note 30)	2	-	-

Cash from (used for) financing activities	(684)	(247)	781

Consolidated Statement of Cash Flows (In millions of US$)
Year ended December 31	2002	2001	2000
		(Restated - note 3)	(Restated - note 3)

Investment activities
Property, plant and equipment	(711)	(1,091)	(1,482)
Business acquisitions (note 15)	(345)	(404)	(244)

	(1,056)	(1,495)	(1,726)
Net proceeds from disposal of businesses, investments
and other assets	118	239	184
Preacquisition loan to algroup to finance special payment
to algroup shareholders	-	-	(532)

Cash used for investment activities
in continuing operations	(938)	(1,256)	(2,074)
Cash used for investment activities
in discontinued operations (note 30)	(14)	(19)	(9)

Cash used for investment activities	(952)	(1,275)	(2,083)

Effect of exchange rate changes on cash and time deposits	13	(7)	2

Decrease in cash and time deposits	(9)	(142)	(234)
Cash of subsidiaries consolidated (deconsolidated) - net	-	-	180
Cash and time deposits - beginning of year	119	261	315

Cash and time deposits - end of year
In continuing operations	109	116	249
Cash and time deposits - end of year
in discontinued operations	1	3	12

Cash and time deposits - end of year	110	119	261

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
(in millions of US$, except where indicated)

Note 1. Nature of Operations

Alcan is engaged, together with subsidiaries, joint ventures and related companies, in a variety of aspects of the aluminum and packaging businesses on an international scale. Its operations include the mining and processing of bauxite, the basic aluminum ore; the refining of bauxite into alumina; the generation of electric power for use in smelting aluminum; the smelting of aluminum from alumina; the recycling of used and scrap aluminum; the fabrication of aluminum, aluminum alloys and non-aluminum materials into semi-fabricated and finished products; the producing and converting of specialty packaging and packaging products for many industries including the food, pharmaceutical, cosmetic and health sectors; the distribution and marketing of aluminum, non-aluminum and packaging products; and, in connection with its aluminum operations, the production and sale of industrial chemicals. Alcan, together with its subsidiaries, joint ventures and related companies, has bauxite holdings in five countries, produces alumina in three countries, smelts primary aluminum in seven countries, operates rolled products plants in ten countries, has engineered products plants in seventeen countries, has packaging facilities in fourteen countries and has sales outlets and maintains warehouse inventories in the larger markets of the world. Alcan also operates a global transportation network that includes the operation of bulk cargo vessels, port facilities and freight trains.

Note 2. Summary of Significant Accounting Policies
Generally Accepted Accounting Principles

These financial statements conform with Canadian generally accepted accounting principles (GAAP). Note 7 - Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP), provides an explanation and reconciliation of differences between Canadian and U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP in Canada and the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

These consolidated financial statements include the accounts of subsidiaries that are controlled by Alcan, all of which are majority owned. Joint ventures, irrespective of percentage of ownership, are proportionately consolidated to the extent of Alcan's participation. Companies subject to significant influence are accounted for using the equity method. Under the equity method, Alcan's investment is increased or decreased by Alcan's share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in companies in which Alcan does not have significant influence are accounted for using the cost method. Under the cost method, dividends received are recorded as income.

     Intercompany balances and transactions, including profits in inventories, are eliminated in the consolidated financial statements.

     All business combinations are accounted for under the purchase method.

Foreign Currency

The financial statements of self-sustaining foreign operations (located principally in Europe and Asia) are translated into U.S. dollars at prevailing exchange rates. Revenues and expenses are translated at average exchange rates for the year while assets and liabilities are translated at exchange rates in effect at year-end. Differences arising from exchange rate changes are included in the Deferred translation adjustments (DTA) component of Common shareholders' equity. If there is a reduction in the Company's ownership in a foreign operation, the relevant portion of DTA is recognized in Other expenses (income) - net or Restructuring, impairment and other special charges at that time. All other operations, including most of those in Canada, are considered to be integrated foreign operations having the U.S. dollar as the functional currency. Under this method, monetary items are translated at current rates and translation gains and losses are included in income. (See note 3 - Accounting Changes; Deferred Foreign Exchange Translation Gains and Losses). Non-monetary items are translated at historical rates.

     The Company has entered into foreign currency contracts and options that are designated as hedges of certain future identifiable foreign currency revenue and operating cost exposures. The exchange gains or losses are not recorded in the financial statements until the contract is settled or the designated transaction is recognized. They are then included, together with related hedging costs, in Sales and operating revenues, Cost of sales and operating expenses, Depreciation and amortization or Property, plant and equipment, as applicable, concurrently with recognition of the underlying items being hedged.

     Foreign currency forward contracts and swaps are also used to hedge certain foreign currency denominated debt and intercompany foreign currency denominated loans. Unrealized currency gains or losses on these contracts are recorded in earnings concurrently with the unrealized gains or losses on the foreign currency denominated debt and intercompany foreign currency denominated loans being hedged.

Other gains and losses from foreign currency denominated items are included in Other expenses (income) - net.

Revenue Recognition

The Company recognizes revenue when significant risks and benefits of ownership are transferred, which coincides with when the goods are shipped or services rendered.

Commodity Contracts and Options

Virtually all of the forward metal contracts and options serve to hedge certain future identifiable aluminum price exposures. Gains or losses on these hedges are not recorded in the financial statements until early settlement or recognition of the hedged transaction. They are then included, together with related hedging costs, in Sales and operating revenues or Cost of sales and operating expenses, as applicable, concurrently with recognition of the underlying items being hedged.

     Unrealized gains and losses on oil and natural gas futures contracts, swaps and options are generally not recorded in the financial statements until recognition of the hedged transactions. In circumstances where a hedging relationship cannot be demonstrated, the derivatives are recorded at fair value and the unrealized gains and losses recorded in earnings.

      In circumstances where the Company's purchase or sales contracts for a commodity contain derivative characteristics, these contracts are generally not recorded at fair value as they involve quantities that are expected to be used or sold in the normal course of business over a reasonable period of time.

Interest Rate Swaps

Amounts receivable or payable under interest rate swaps are recorded in Interest concurrently with the interest expense on the underlying debt. Unrealized gains and losses are not recorded in the financial statements as these contracts hedge interest costs on certain debt.

Inventories

Aluminum, raw materials, packaging products and other supplies are stated at cost (determined for the most part on the monthly average cost method) or net realizable value, whichever is lower.

Capitalization of Interest Costs

The Company capitalizes interest costs associated with the financing of major capital expenditures up to the time the asset is ready for its intended use.

Sale of Receivables

When the Company sells certain receivables, it retains servicing rights and provides limited recourse, which constitute retained interests in the sold receivables. No servicing asset or liability is recognized in the financial statements as the fees received by the Company reflect the fair value of the cost of servicing these receivables. The related purchase discount is included in Other expenses (income) - net.

Property, Plant and Equipment

Property, plant and equipment is recorded at the lower of cost and net recoverable amount. Depreciation is calculated on the straight-line method using rates based on the estimated useful lives of the respective assets. The principal rates range from 2% to 10% for buildings and structures, 1% to 4% for power assets and 3% to 20% for chemical, smelter and fabricating assets.

Goodwill

As of January 2002, goodwill is no longer amortized and is carried at the lower of carrying value and fair value. Goodwill is tested for impairment on an annual basis at the reporting unit level. Fair value is determined using discounted cash flows.

     Under accounting standards in effect until December 31, 2001, goodwill was recorded at cost less accumulated amortization and was amortized over a period of 40 years using the straight-line method of amortization. Periodic assessments were made to determine whether there was permanent impairment in the remaining unamortized goodwill balance based on the undiscounted cash flows of the underlying operations. (See note 3 - Accounting Changes; Goodwill and Other Intangible Assets).

Intangible Assets

Intangible assets are primarily trademarks and patented and non-patented technology, all of which have finite lives. Intangible assets are recorded at cost less accumulated amortization and are generally amortized over 15 years using the straight-line method of amortization.

Environmental Costs and Liabilities

Environmental expenses are accrued on an undiscounted basis when it is probable that a liability for past events exists. Such liabilities are reviewed and adjusted as required on a regular basis to reflect current conditions. For future removal and site restoration costs, provision is made in a systematic manner by periodic charges to income, except for assets that are no longer in use, in which case full provision is charged immediately to income. Environmental expenses are normally included in Cost of sales and operating expenses except for large, unusual amounts which are included in Other expenses (income) - net. For 2001, the environmental provisions for treatment costs relating to spent potlining (SPL) in Quebec and British Columbia, Canada, and for remediation costs relating to red mud disposal at other sites in Canada and the United Kingdom were included in Restructuring, impairment and other special charges. Accruals related to environmental costs are included in Payables and accrued liabilities and Deferred credits and other liabilities.

     Environmental expenditures of a capital nature that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent environmental contamination that has yet to occur are included in Property, plant and equipment and are depreciated generally over the remaining useful life of the underlying asset.

Post-retirement Benefits

The costs of pension benefits and post-retirement benefits other than pensions are recognized on an accrual basis over the working lives of employees. Post-retirement benefit obligations are actuarially calculated using management's best estimates and based on expected service period, salary increases and retirement ages of employees. Post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

Stock Options and Other Stock-based Compensation

The Company does not recognize compensation expense in earnings for options granted under the share option plan for employees as stock options are granted at an exercise price equal to the market price of the underlying stock on the grant date. The pro forma effect, if the Company had elected to recognize compensation expense for stock options using the fair value method, is disclosed in note 20 - Stock Options and Other Stock-Based Compensation. Stock compensation arrangements that can be settled in cash result in the recognition of compensation expense.

Income Taxes

The Company uses the liability method for income taxes, under which deferred income tax assets and liabilities are recorded based on the temporary differences between the accounting basis and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are revalued for all changes in tax rates and exchange rates. The future recoverability of recognized deferred income tax assets is assessed on a regular basis to determine whether a valuation allowance is required.

Cash and Time Deposits

All time deposits have original maturities of 90 days or less and qualify as cash equivalents.

Recently Issued Accounting Standards
Hedging Relationships

The Canadian Institute of Chartered Accountants (CICA) issued an accounting guideline which establishes certain conditions regarding when hedge accounting may be applied and which is effective for the Company's fiscal year beginning January 1, 2004, with earlier application encouraged. The Company is studying the new guideline and is preparing for implementation of the hedging provisions. Each hedging relationship will be subject to an effectiveness test on a regular basis for reasonable assurance that it is and will continue to be effective.

Under these rules, any derivative instrument that does not qualify for hedge accounting will be reported on a mark-to-market basis in earnings.

Impairment of Long-lived Assets

The CICA issued Section 3063, Impairment of Long-lived Assets, which will be effective for the Company's fiscal year beginning on January 1, 2003. Under this standard, an impairment loss should be recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The policies of this standard are the same as the policies contained in the recently adopted Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. (See note 7 - Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP)).

Disposal of Long-lived Assets and Discontinued Operations

The CICA issued Section 3475, Disposal of Long-lived Assets and Discontinued Operations, which will be effective for disposal activities initiated by the Company's commitment to a plan on or after May 1, 2003, with earlier application encouraged. Under this standard, a long-lived asset to be disposed of by sale should be measured at the lower of its carrying amount or fair value less cost to sell and should not be amortized while classified as held for sale. For a long-lived asset to be disposed of other than by sale, such as by abandonment, before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Also, the standard requires that the results of operations of a component of an enterprise that has been disposed of either by sale or abandonment should be reported in discontinued operations. A component of an enterprise comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the enterprise. The policies of this standard are the same as those policies contained in the recently adopted FASB Statement No.144, Accounting for the Impairment or Disposal of Long-lived Assets. (See note 7 - Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP)).

Note 3. Accounting Changes
Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted the new standard of the CICA concerning goodwill and other intangible assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are tested for impairment on an annual basis.

     Goodwill is tested for impairment using a two-step test. Under the first step, the fair value of a reporting unit, based upon discounted cash flows, is compared to its net carrying amount. If the fair value is greater than the carrying amount, no impairment is deemed to exist. However, if the fair value is less than the carrying amount, a second test must be performed whereby the fair value of the reporting unit's goodwill must be estimated to determine if it is less than its carrying amount. Fair value of goodwill is estimated in the same way as goodwill is determined at the date of acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit.

     An impairment of $748 (including $8 relating to assets held for sale) was identified in the goodwill balance as at January 1, 2002, and was charged to opening retained earnings in 2002 upon adoption of the new accounting standard. Any further impairment arising subsequent to January 1, 2002, will be taken as a charge against income. As a result of the new standard, the Company no longer amortizes goodwill. The amount of goodwill amortization was $72 in 2001 and $16 in 2000.

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

     This standard has been applied retroactively and, consequently, prior years' financial statements have been restated. At December 31, 2001, Retained earnings have been decreased by $21 (2000: $18) and Deferred charges and other assets have been reduced by $21 (2000: $18) to reflect the recognition of the unamortized exchange losses that existed at each year-end.

     Related to this accounting change, in 2002, an exchange loss of $7 (2001: $3; 2000: $8), on the translation of long-term foreign currency denominated monetary assets and liabilities, has been included in Other expenses (income) - net.

Stock Options and Other Stock-based Compensation

On January 1, 2002, the Company adopted the new standard of the CICA relating to the measurement of stock options and other stock-based compensation. This standard is being applied to both options granted after January 1, 2002, and options granted before that date. This standard encourages but does not require that the fair value method be used for transactions with employees. In note 20 - Stock Options and Other Stock-based Compensation, pro forma net income and net income per common share - basic and diluted are presented as if the fair value based method had been applied to all stock option awards.

Business Combinations

All business combinations initiated on or after July 1, 2001, are now required to be accounted for under the purchase method.

Note 4. Income from Continuing Operations per Common Share - Basic and Diluted

Basic and diluted income from continuing operations per common share are based on the weighted average number of shares outstanding during the year. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted income from continuing operations per common share.

	2002	2001	2000

Numerator for basic and diluted income
from continuing operations per common share:
Income (Loss) from continuing operations
attributable to common shareholders	371	(5)	598

Denominator (number of common shares in millions):
Denominator for basic income from
continuing operations per common share -
weighted average of outstanding shares	321	320	248
Effect of dilutive stock options	1	1	-

Denominator for diluted income from
continuing operations per common share -
adjusted weighted average of outstanding shares	322	321	248

Income (Loss) from continuing operations
per common share - basic	1.16	(0.01)	2.41

Income (Loss) from continuing operations
per common share - diluted	1.15	(0.01)	2.41

Options to purchase 1,146,500 common shares (2001: 579,000; 2000: nil) at a weighted average price of CAN$60.16 per share (2001: CAN$59.35) were outstanding during the year but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

     As at December 31, 2002, there are 321,470,298 common shares outstanding (2001: 320,901,748; 2000: 317,921,113).

Note 5. Combination with Alusuisse Group Ltd

On October 17, 2000, the Company entered into a combination agreement with Alusuisse Group Ltd (algroup). At that date, the shareholders of algroup, in response to the Company's share exchange offer, tendered 6,747,707 shares, representing 99.37% of the outstanding registered algroup shares, in exchange for 115,385,790 shares of the Company valued at $30.11 per share. The Company also assumed from algroup total debt of $2,171. The combination was completed and algroup became a subsidiary of the Company on October 17, 2000. During 2001, the Company acquired the remaining shares of algroup in accordance with the provisions of Swiss law.The combination was accounted for using the purchase method of accounting and the results of operations of algroup are included in the consolidated financial statements since acquisition. At the date of acquisition, the purchase price was allocated based on the assigned fair values of the assets acquired and liabilities assumed as follows:

Fair value of net assets acquired at date of acquisition
Cash and time deposits	175
Other current assets	1,641
Deferred charges and other assets	162
Capital assets	2,822

Total assets	4,800
Current liabilities	2,002
Long-term debt*	1,292
Deferred credits and other liabilities	330
Deferred income taxes	401

Fair value of net assets acquired at date of acquisition	775

* Includes a preacquisition loan of $532 from Alcan to finance a special payment to algroup shareholders.

Determinations of fair values were made based on accepted valuation techniques. Allocation of the purchase price involved estimates and information gathering during the months following the date of the combination. This estimation process was finalized in 2001.

     Net restructuring and other costs for plant closures of $54 were recognized in the purchase price allocation. Of the total restructuring and other costs of $54, an amount of $1 was paid out in 2002 (2001: $16) relating primarily to employee severance costs.

     In 2001, the fair values of certain assets and liabilities were adjusted from the amounts originally assigned at the date of combination. As a result, additional goodwill of $123 was recorded.

     The difference between the total purchase price and the net fair value of all identifiable assets and liabilities acquired as at December 31, 2001, was $2,780 (2000: $2,620) and is accounted for as goodwill. Goodwill was amortized over a period of 40 years using the straight-line method of amortization until December 31, 2001. As of January 1, 2002, goodwill is no longer amortized but is carried at the lower of carrying value and fair value. Goodwill is tested for impairment on an annual basis. (See note 3 - Accounting Changes; Goodwill and Other Intangible Assets).

Consideration

Issuance of common shares on October 17, 2000 (115,385,790 common shares
without nominal or par value; average market value of $30.11 per share)	3,474
Issuance of common shares in 2001 (687,882 common shares without nominal or par value;
average market value of $44 per share)	30
Other consideration	51
Total consideration	3,555

Supplemental pro forma information (in millions of US$, except per share amounts)

The following unaudited pro forma information for 2000 presents a summary of consolidated results of operations of the Company and algroup as if the combination had occurred on January 1, 1999. These pro forma results have been prepared for comparative purposes only.

2000 (unaudited)
Sales and operating revenues	13,146
Net income before amortization of goodwill	737
Net income	672
Net income per common share before amortization of goodwill	2.22
Net income per common share - basic and diluted	2.02

Note 6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	Balance				Deferred	Balance
	as at	Impairment			translation	as at
	January 1, 2002	losses	Additions	Adjustments	adjustments	December 31, 2002

Bauxite, Alumina and Specialty Chemicals	543	-	-	3	-	546
Primary Metal	426	-	33	3	49	511
Rolled Products Europe	163	(163)	-	-	-	-
Engineered Products	466	(321)	2	(5)	19	161
Packaging	1,255	(256)	-	(8)	94	1,085
Other	21	-	-	(21)	-	-

Total	2,874	(740)	35	(28)	162	2,303

Using the newly adopted accounting standard of the CICA concerning goodwill and other intangible assets (see note 3 - Accounting Changes), the Company completed a review to determine whether, at January 1, 2002, there was impairment in the goodwill balance. As a result of this review, an impairment loss of $748 (including $8 relating to assets held for sale) was recognized as a charge to opening retained earnings in 2002. The adjustment reflects the decline in end-market conditions in the period from the algroup merger in October 2000 to January 1, 2002. The fair value of all reporting units was determined using discounted future cash flows. The annual test was completed for the year 2002 and no further impairment was identified.

     A reduction in goodwill of $28 was recorded in 2002 principally relating to a decrease in the valuation allowance related to future income tax assets acquired in the combination with algroup, but which were not recognized at the date of the business combination.

Changes in the carrying amount of goodwill for the year ended December 31 were as follows:

	2001	2000

Goodwill - beginning of year	2,613	-
Issuance of common shares to complete algroup acquisition	30	2,620
Goodwill allocated to assets held for sale	-	(53)
Adjustments to fair values of algroup assets and liabilities	123	_
Other consideration to complete algroup acquisition	7	-
Acquisition of the remaining 30% of the Gove alumina refinery	234	-
Deferred translation adjustments	(58)	62
Amortization	(72)	(16)
Amount related to disposal of a business	(3)	-

Goodwill - end of year	2,874	2,613

Amortizable intangible assets	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

		December 31, 2002

Trademarks	138	20	118
Patented and non-patented technology	213	32	181
Other	20	1	19

	371	53	318

		December 31, 2001

Trademarks	122	10	112
Patented and non-patented technology	189	16	173

	311	26	285

		December 31, 2000

Trademarks	125	2	123
Patented and non-patented technology	195	3	192

	320	5	315

The aggregate amortization expense for the year ended December 31, 2002, was $23. The estimated amortization expense for the five succeeding fiscal years is approximately $23 per year.

The acquisition of intangible assets amounted to $20 in the year ended December 31, 2002.

     Pro forma income from continuing operations and income from continuing operations per common share - basic and diluted, before goodwill amortization, are presented below.

Year ended December 31	2001	2000

Reported income from continuing operations	3	608
Goodwill amortization	72	16

Adjusted income from continuing operations	75	624

Income (Loss) from continuing operations
per common share - basic and diluted
Reported income (loss) from continuing operations	(0.01)	2.41
Goodwill amortization	0.22	0.05

Adjusted income from continuing operations
per common share - basic and diluted	0.21	2.46

Note 7. Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP)

Significant differences between Canadian and United States GAAP are described below.

Derivatives

Beginning in 2001, the Company was required to adopt, for U.S. GAAP reporting purposes, the FASB Statement Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. These standards require that all derivatives be recorded in the financial statements at fair value. However, the Company elected not to adopt the FASB's optional hedge accounting provisions. Accordingly, for U.S. GAAP reporting purposes only, beginning in 2001, unrealized gains and losses resulting from the valuation of derivatives at fair value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. In its primary Canadian GAAP financial statements, the Company continues to recognize the gains and losses on derivative contracts in income concurrently with the recognition of the transactions being hedged, except for certain currency forward contracts and oil put options which are recorded at fair value.

     Upon initial adoption of the FASB Statement Nos. 133 and 138 in 2001, the cumulative effect of the accounting change resulted in a decrease in net income of $12.

Currency Translation

The difference between Deferred translation adjustments under Canadian GAAP and U.S. GAAP arises from the different treatment of exchange on long-term debt at January 1, 1983, resulting from the adoption of accounting standards on foreign currency translation.

Comprehensive Income

U.S. GAAP requires the disclosure of Comprehensive income which, for the Company, comprises Net income under U.S. GAAP, the movement in Deferred translation adjustments under U.S. GAAP, unrealized gains or losses for the period less gains or losses realized during the period on "available-for-sale" securities and the movement in the minimum pension liability. The concept of Comprehensive income does not exist under Canadian GAAP.

Investments

Under U.S. GAAP, certain portfolio investments, which are considered to be "available-for-sale" securities, are measured at market value, with the unrealized gains or losses included in Comprehensive income. Under Canadian GAAP, these investments are measured at cost.

Minimum Pension Liability

Under U.S. GAAP, if the accumulated benefit obligation exceeds the market value of plan assets, a minimum pension liability for the excess is recognized to the extent that the liability recorded in the balance sheet is less than the minimum liability. Any portion of this additional liability that relates to unrecognized past service cost is recognized as an intangible asset while the remainder is charged to Comprehensive income. Canadian GAAP has no such requirement to record a minimum liability.

Joint Ventures

Under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method, while under U.S. GAAP, joint ventures are accounted for under the equity method. Under an accommodation of the U.S. Securities and Exchange Commission, accounting for joint ventures need not be reconciled from Canadian to U.S. GAAP. The different accounting treatment affects only the display and classification of financial statement items and not net income or shareholders' equity. (See note 10 - Joint Ventures for summarized financial information about joint ventures).

Consolidated Statement of Income

Under U.S. GAAP, income from continuing operations before amortization of goodwill and income from continuing operations per common share before amortization of goodwill would not be presented.

Consolidated Balance Sheet

Under U.S. GAAP, assets and liabilities classified as held for sale are presented separately as one line in each of the asset and liability sections, respectively, in the balance sheet. Under Canadian GAAP, current and long-term assets and liabilities are presented separately.

Statement of Cash Flows

Under U.S. GAAP, separate subtotals within operating, financing and investment activities would not be presented.

Recently Adopted Accounting Standards for U.S. GAAP Presentation

In 2002, the Company adopted the FASB Statement No. 141, Business Combinations, and the FASB Statement No. 142, Goodwill and Other Intangible Assets. Both statements are the same as the recently issued Canadian accounting standards except that under U.S. GAAP, goodwill impairment identified as at January 1, 2002, is charged to income as the cumulative effect of an accounting change. Under Canadian GAAP, an impairment loss of $748 (including $8 relating to assets held for sale) was recognized as a charge to opening retained earnings in 2002. (See note 3 - Accounting Changes, for a description of the impact on the Company and see note 6 - Goodwill and Intangible Assets).

     In 2002, the Company adopted the FASB Statement No. 144, Accounting for Impairment or Disposal of Long-lived Assets. This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets and discontinued operations.

     The FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses disclosure and initial recognition and initial measurement requirements for a guarantor that issues a guarantee. In 2002, the Company adopted the disclosure requirements of the Interpretation, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

     In 2002, the Company adopted the FASB Statement No. 148, Accounting for Stock-based Compensation. This statement amends transition and disclosure provisions provided in the FASB Statement No. 123, Accounting for Stock-based Compensation. (See note 2 - Summary of Significant Accounting Policies; Stock Options and Other Stock-based Compensation).

Recently Issued Accounting Standards

The FASB has issued Statement No. 143, Accounting for Asset Retirement Obligations, which will be effective for the Company's fiscal year beginning on January 1, 2003. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is studying these requirements and has not yet determined its impact.

     The FASB has recently issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which will be effective for the Company's fiscal year beginning on January 1, 2003. This standard requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the Company`s commitment to an exit plan. The provisions of this new standard are generally to be applied prospectively.

     Under the recently issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the initial recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is studying the accounting requirements of this interpretation and is preparing for its implementation.

     In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An entity that holds a significant variable interest but is not the primary beneficiary is subject to specific disclosure requirements. The Company is studying this Interpretation and has not yet determined its impact.

Reconciliation of Canadian and U.S. GAAP
	2002	2001	2000

Income from continuing operations
- as reported (restated for 2001 and 2000 - note 3)	376	3	608
Differences due to:
- Valuation of derivatives	60	(72)	-
- Other	(2)	5	(4)
- Deferred tax effect on the above	(20)	23	-

Income (Loss) from continuing operations
before cumulative effect of accounting changes - U.S. GAAP	414	(41)	604
Income (Loss) from discontinued operations	(2)	(1)	2
Cumulative effect of accounting changes - net of taxes
- Valuation of derivatives	-	(12)	-
- Impairment of goodwill	(748)	-	-

Net income (Loss) - U.S. GAAP	(336)	(54)	606
Dividends on preference shares	(5)	(8)	(10)

Net income (Loss) attributable to common shareholders - U.S. GAAP	(341)	(62)	596

Net income (Loss) per common share - basic and diluted - U.S. GAAP
Income (Loss) from continuing operations	1.27	(0.15)	2.39
Income (Loss) from discontinued operations	(0.01)	(0.01)	0.01
Cumulative effect of accounting changes	(2.32)	(0.03)	-

Net income (Loss) per common share - basic and diluted - U.S. GAAP	(1.06)	(0.19)	2.40

December 31	2002		2001		2000
	As	U.S.	As	U.S.	As	U.S.
Reported		GAAP	Reported	GAAP	Reported	GAAP
			(Restated		(Restated
			- note 3)		- note 3)

Deferred charges and other assets	666	663	715	716	701	716

Intangible assets, net of
accumulated amortization	318	461	285	303	315	315

Payables and accrued liabilities	2,294	2,311	2,293	2,366	2,384	2,384

Deferred credits and other liabilities	1,418	2,028	1,130	1,363	873	873

Deferred income taxes	1,120	963	986	889	1,203	1,207

Retained earnings	3,503	3,537	4,074	4,070	4,272	4,324

Deferred translation adjustments (DTA)	259	205	(151)	(207)	(20)	(76)

Year ended December 31	2002	2001	2000

Comprehensive income (loss)
Net income (Loss)	(336)	(54)	606
Net change in deferred translation adjustments	412	(131)	56
Net change in excess of market value over book value of "available-for-sale" securities	8	(7)	(4)
Reclassification to net income on disposal of "available-for-sale" securities	(10)	-	-
Net change in minimum pension liability - net of taxes of $81 (2001: $67)	(172)	(148)	-

Comprehensive income (loss)	(98)	(340)	658

December 31	2002	2001	2000

Accumulated other comprehensive loss
Deferred translation adjustments	205	(207)	(76)
Minimum pension liability	(320)	(148)	-
Unrealized gain on "available-for-sale" securities	6	8	15

Accumulated other comprehensive loss	(109)	(347)	(61)

Note 8. Restructuring, Impairment and Other Special Charges

Restructuring, impairment and other special charges of $654 pre-tax, which were recorded in 2001, included restructuring and asset impairment charges of $408 and other special charges of $246.

Restructuring and Asset Impairment Charges

The provision balances and related cash payments for the restructuring and asset impairment charges consisted of:

		Asset
	Severance	Impairment
	Costs	Provisions	Other	Total

2001:
Charges	111	268	29	408
Cash payments - net	(7)	-	(7)	(14)
Non-cash charges	-	(268)	-	(268)

Provision balance as at December 31	104	-	22	126
2002:
Charges	36	26	27	89
Cash payments - net	(63)	-	-	(63)
Non-cash charges	(6)	(26)	(7)	(39)

Provision balance as at December 31	71	-	42	113

In 2001, the Company recorded charges of $408 pre-tax in Restructuring, impairment and other special charges as a result of a restructuring program aimed at safeguarding its competitiveness. The aim of the restructuring program was twofold: to make the businesses more competitive in the face of the current economic difficulties; and to put them in the best position to meet future industry needs. These aims are being achieved through cost reduction measures, exiting from non-core products and the consolidation of certain operations and are resulting in a series of plant sales, closures and divestments throughout the organization. The charges associated with this program consisted of severance costs of $111 related to workforce reductions of approximately 2,190 employees, impairment of long-lived assets of $268 and other exit costs related to the shutdown of facilities of $29.

     The workforce reductions of 2,190 employees, which consist principally of manufacturing employees from all segments of the Company's worldwide operations, are comprised of:

  500 employees - Primary Metal (principally Canada)
  200 employees - Rolled Products Americas and Asia
  400 employees - Rolled Products Europe (U.K. and Italy)
  790 employees - Packaging (U.K., Canada, U.S. and other areas)
  300 employees - Other operating segments

     In 2002, the Company recorded charges of $69 pre-tax in Restructuring, impairment and other special charges, including restructuring and asset impairment charges of $89 and a reduction in other special charges of $20. Charges of $89 relating to the restructuring program consisted of severance costs of $36 relating to workforce reductions of approximately 950 employees, impairment of long-lived assets of $26 and other exit costs related to the shutdown of facilities of $27.

     Severance charges of $36 relate primarily to the closure of the Burntisland facility, U.K. (Bauxite, Alumina and Specialty Chemicals), certain cable operations in North America (Engineered Products) and extrusion operations in Malaysia and light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia).

     Asset impairment charges of $26 relate primarily to the extrusion operations in Pieve, Italy (Engineered Products) and the Borgofranco plant in Italy (Rolled Products Europe).

     Other exit costs of $27 consist principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusion operations in Thailand arising from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

     The workforce reductions in 2002 of approximately 950 employees were comprised of 380 employees in Bauxite, Alumina and Specialty Chemicals, 250 employees in Rolled Products Americas and Asia, 200 employees in Engineered Products and 120 employees in Packaging.

     In 2002, the Company completed the sale of certain glass packaging operations located in Park Hills, Missouri, and Mays Landing, Williamstown and Millville, New Jersey for proceeds of $15, equal to book value. As well, the Company sold its rolled product circles production unit at its Pieve plant in Italy for proceeds of $14 and its two Pharmatech rubber stopper and aluminum seals operations located in Salisbury, Maryland, U.S. for proceeds of $9 equal to book value.

     As at December 31, 2002, approximately 2,880 of a total of 3,140 employees (2,190 employees in 2001 and 950 employees in 2002) had been terminated, consisting of approximately 390 employees in 2001 and 2,490 employees in 2002.

     Total impairment charges of $294 consisted of a charge of $268 in 2001 ($226 for assets to be held and used and $42 for assets held for disposal) and charges of $26 in 2002 ($17 for assets to be held and used and $9 for assets to be held for disposal). These charges related principally to buildings, machinery and equipment and some previously capitalized project costs.

     In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products.

     The cumulative impairment charge of $243 for assets to be held and used consisted of $45 for Bauxite, Alumina and Specialty Chemicals; $22 for Primary Metal; $17 for Rolled Products Americas and Asia; $79 for Rolled Products Europe; $16 for Engineered Products; $43 for Packaging; and $21 for Other. The impairment charge arose as a result of negative projected cash flows and recurring losses. The charges principally related to the cold mill at the Rogerstone plant in the U.K. (Rolled Products Europe); the foil facilities at Glasgow, U.K. (Packaging); the specialty chemicals plant at Burntisland, U.K. (Bauxite, Alumina and Specialty Chemicals) and the engineered cast products plant in Quebec, Canada (Primary Metal). An impairment provision was recorded to the extent that the net recoverable amount, which approximates fair value based on discounted cash flows, was below the net book value.

     The cumulative impairment charge of $51 for assets held for disposal consisted of $8 for Rolled Products Americas and Asia; $31 for Rolled Products Europe; and $12 for Packaging. The charges principally related to the extrusion operations in Malaysia and Thailand (Rolled Products Americas and Asia); certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy (Rolled Products Europe); and the Pharmatech rubber stopper and aluminum seals operations in the U.S. (Packaging). An impairment provision was recorded to bring the net book value to net realizable value. These assets were disposed of in 2002, except for the extrusion operations in Malaysia and the recycling operations at the Borgofranco plant in Italy. The assets held for disposal had:

- sales and operating revenues of $250 in 2001 (Rolled Products Americas and Asia - $30; Rolled Products Europe - $90; Packaging - $130) and $190 in 2002, (Rolled Products Americas and Asia - $16; Rolled Products Europe - $84; and Packaging - $90).

- net operating losses of $(10) in 2001 (Rolled Products Americas and Asia - nil; Rolled Products Europe - nil; Packaging - $(10)) and losses of $(9) in 2002 (Rolled Products Americas and Asia - $(2); Rolled Products Europe - $(1); and Packaging - $(6)).

- assets of $200 at December 2001 (Rolled Products Americas and Asia - $20; Rolled Products Europe - $100; Packaging - $80) and $15 at December 2002 (Rolled Products Americas and Asia - $10; Rolled Products Europe - $5 and Packaging - nil).

- liabilities of $110 at December 2001 (Rolled Products Americas and Asia - $10; Rolled Products Europe - $30; Packaging - $70) and $40 at December 2002 (Rolled Products Americas and Asia - $5; Rolled Products Europe - $35 and Packaging - nil).

     The restructuring program was completed in 2002, with the exception of the closure of facilities at Glasgow, U.K., which is expected to be completed in mid-2003, the shut-down of one of the two cold mills at the Fairmont, West Virginia, plant in the first quarter for 2003, and the sales of the extrusion operations in Malaysia and the recycling operations at the Borgofranco plant in Italy, which are expected to be completed in 2003, as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. The provision balance of $113 at December 31, 2002, is expected to be largely paid out in 2003.

Other Special Charges

In 2001, the Company increased its environmental provisions by $246 pre-tax to cover treatment costs of $150 for stored spent potlining (SPL) in Quebec and British Columbia, Canada, as well as to cover remediation costs of $96 relating to red mud disposal at other sites in Canada and the U.K. The charges were recorded in the income statement in Restructuring, impairment and other special charges and on the balance sheet in Deferred credits and other liabilities $(235) and in Payables and accrued liabilities $(11).

     SPL, which is a waste material generated by the smelting process, needs to be treated in a safe and environmentally sound manner. The Company's objectives have been to find the best alternative to stockpiling SPL and various technical studies were carried out to identify treatment alternatives that are economically viable. Following these studies, which were completed in 2001, and in accordance with local laws and regulations, the Company has initiated a project to identify the best treatment technology to treat the stored SPL. The liability of $150 reflected the Company's best estimate of the cost to treat the stored SPL in Quebec and to have the SPL in British Columbia treated by a third party. The liability recorded in 2001 is being paid over a period of approximately twenty years.

     The liability of $96 relating to red mud disposal reflected the Company's best estimate of the cost of rehabilitation. Red mud is the normal residue associated with extracting alumina from bauxite. The charge represents the cost to fill and seal the sites.

     In 2002, the environmental provision of $150 for SPL was reduced by $4 for the recovery from a third party of a portion of the environmental provision. In addition, the environmental provision of $96 for red mud disposal was reduced by $18 due to lower remediation costs at the Burntisland facility in the U.K. The reductions in the provisions were recorded in the income statement in Restructuring, impairment and other special charges and on the balance sheet as an increase in Other receivables and a reduction in Deferred credits and other liabilities.

Note 9. Income Taxes

	2002	2001	2000
		(Restated	(Restated
		- note 3)	- note 3)

Income from continuing operations
before income taxes and other items
Canada	(65)	(303)	431
Other countries	736	406	443

	671	103	874

Current income taxes
Canada	(9)	(48)	19
Other countries	233	241	184

	224	193	203
Deferred income taxes
Canada	56	(69)	25
Other countries	15	(80)	27

	71	(149)	52

Income tax provision	295	44	255

The composite of the applicable statutory corporate income tax rates in Canada is 39.0% (2001: 40.0%; 2000: 40.2%). The following is a reconciliation of income taxes calculated at the above composite statutory rates with the income tax provision:

	2002	2001	2000
		(Restated	(Restated
		- note 3)	- note 3)

Income taxes at the composite statutory rate	262	41	351
Differences attributable to:
Exchange translation items	35	3	10
Exchange revaluation of deferred income taxes	16	(26)	(18)
Effect of tax rate changes on deferred income taxes	-	(8)	(20)
Unrecorded tax benefits on losses - net	23	26	(19)
Investment and other allowances	(18)	8	(38)
Large corporations tax	7	8	6
Withholding taxes	5	8	9
Reduced rate or tax exempt items	(18)	(2)	(12)
Foreign tax rate differences	(25)	(6)	7
Prior years' tax adjustments	(3)	(14)	(40)
Other - net	11	6	19

Income tax provision	295	44	255

At December 31, the principal items included in Deferred income taxes are:
	2002	2001	2000
		(Restated	(Restated
		- note 3)	- note 3)

Liabilities:
Property, plant, equipment and intangibles	1,341	1,158	1,267
Undistributed earnings (note 21)	17	24	34
Inventory valuation	66	78	80
Other - net	175	193	166

	1,599	1,453	1,547

Assets:
Tax benefit carryovers	361	297	326
Accounting provisions not currently deductible for tax	363	382	220

	724	679	546
Valuation allowance (amount not likely to be recovered)	245	212	202

	479	467	344

Net deferred income tax liability	1,120	986	1,203

The valuation allowance relates principally to loss carryforward benefits and tax credits where realization is not likely due to time and other limitations in the tax legislation giving rise to the potential benefits, as well as uncertain economic conditions in certain countries, principally Brazil and Korea. In 2002, $11 (2001: $4; 2000: $4) of the valuation allowance was reversed when it became more likely than not that benefits would be realized. Of that amount, $5 reduced goodwill since it related to a future income tax asset acquired in the combination with algroup in 2000, but which was not recognized at the date of the business combination.

     Based on rates of exchange at December 31, 2002, tax benefits of approximately $145 relating to prior and current years' operating losses and $49 of benefits related to capital losses and tax credits carried forward will be recognized in income when it is more likely than not that such benefits will be realized. These amounts are included in the valuation allowance above. Approximately $17 of these potential tax benefits expire in 2003.

     In 1997, income taxes on Canadian operations for the years 1988 to 1991 were reassessed by the Canadian tax authorities. Most of the additional taxes and interest related to transfer pricing issues and are recoverable in other countries. The process to obtain recoveries from other countries is underway. During 1999, the Canadian tax authorities indicated their intention not to proceed with the reassessments made in 1997 in respect of the years 1988 and 1989. In 2000, certain provinces decided not to proceed with the reassessments pertaining to 1988 and 1989. As a result of this and other adjustments, in 2000 the Company recorded $32 of tax recoveries. During 2002, the Canadian and U.S. tax authorities settled the majority of the transfer pricing issues related to the 1997 reassessments. As a result of this and other adjustments, in 2002 the Company recorded $4 of tax recoveries. (See note 27 - Information by Geographic Areas).

Note 10. Joint Ventures

The activities of the Company's major joint ventures are the procurement and processing of bauxite in Australia, Brazil and Guinea, smelting operations in Norway and Canada, as well as aluminum rolling operations in Germany and the United States. In 2002, the Company acquired a 40% interest in the Aluminerie Alouette consortium in Quebec, Canada. In 2001, the Company sold its bauxite and alumina operations in Jamaica. (See note 15 - Sales and Acquisitions of Businesses and Investments).

     Alcan's proportionate interest in all joint ventures is included in the consolidated financial statements. Summarized financial information relating to Alcan's share of these joint ventures is provided below. Except for the Company's interest in the Aluminerie Alouette consortium, most of the activities of the Company's joint ventures result in the supplying of materials to other operations of the Company.

	2002	2001	2000

Statement of income information for the year ended December 31
Revenues	72	11	9
Expenses	60	8	6

Net income	12	3	3

Financial position at December 31
Inventories	99	72	113
Property, plant and equipment - net	945	551	768
Other assets	130	54	103

Total assets	1,174	677	984

Short-term debt	50	45	28
Debt not maturing within one year	67	82	106
Other liabilities	253	167	208

Total liabilities	370	294	342

Cash flow information for the year ended December 31
Cash from operating activities	14	3	4
Cash used for financing activities	(13)	(7)	(17)
Cash used for investment activities	(85)	(73)	(57)

Note 11. Sales of Receivables

Under an agreement effective December 18, 2001, the Company sold to a third party an undivided interest in certain trade receivables of $330, with limited recourse. Net cash proceeds from this ongoing agreement were $300 with $30, which represents the maximum credit exposure to the Company, held in reserve by the third party. This amount has been recorded in Deferred charges and other assets. Net proceeds were used to repay commercial paper borrowings in 2001. The Company acts as a service agent and administers the collection of the receivables sold.

Note 12. Other Expenses (Income) - Net

Other expenses (income) - net comprise the following elements:
	2002	2001	2000

Rationalization expenses	3	(1)	45
Loss (Gain) on disposal of businesses and investment - net (note 15)	(36)	123	(9)
Legal provisions	113	-	14
Interest revenue	(12)	(25)	(22)
Exchange (gains) losses	37	(8)	(5)
Other	9	23	27

	114	112	50

Note 13. Deferred Charges and Other Assets
Deferred charges and other assets comprise the following elements:
	2002	2001	2000
		(Restated	(Restated
		- note 3)	- note 3)

Prepaid pension costs	314	344	284
Income taxes recoverable	-	51	52
Marketable securities	37	40	44
Prepaid mining expenses	56	57	60
Investments*	46	52	50
Reserve for receivables sold (note 11)	30	30	-
Net assets held for disposal	-	-	70
Premiums on currency and metal options	-	2	1
Amount receivable on currency swap of debt	-	(12)	16
Long-term notes and other receivables	105	84	60
Other	78	67	64

	666	715	701

* Investments
Companies accounted for under the equity method	18	21	19
Portfolio investments - at cost	28	31	31

	46	52	50

Note 14. Property, Plant and Equipment
	2002	2001	2000

Cost (excluding Construction work in progress)
Land and property rights	371	299	292
Buildings	3,154	2,864	2,607
Machinery and equipment	14,105	12,931	11,779

	17,630	16,094	14,678

Accumulated depreciation relates primarily to Buildings and Machinery and equipment.

     Capital expenditures are expected to be approximately $800 to $850 in 2003 of which $42 is subject to firm commitments with suppliers.

Note 15. Sales and Acquisitions of Businesses and Investments
2002
Canada

In April 2002, the Company acquired the Société générale de financement (SGF) 20% joint venture interest in the Aluminerie Alouette consortium at a cost of $172 and in September 2002, the Company acquired the Corus Group plc's 20% joint venture interest at a cost of $171 giving the Company a 40% ownership in Alouette. These business combinations are accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements since acquisition.

     Determinations of fair values of property, plant and equipment were made based on accepted valuation techniques. Allocation of the purchase price involves estimates and information gathering during the months following the date of the combination. This estimation process will be finalized in 2003. Accordingly, there may be some changes to the assigned values presented below. The total purchase price was allocated based on the assigned fair values of the assets acquired and liabilities assumed as follows:

2002
Current assets	31
Deferred charges and other assets	3
Property, plant and equipment	300
Intangible assets	20

354
Current liabilities	9
Deferred credits and other liabilities	15
Deferred income taxes	20

Fair value of net assets	310

The difference between the total purchase price of $343 and the net fair value of all identifiable assets and liabilities was $33 and is accounted for as goodwill. (See note 6 - Goodwill and Intangible Assets).

     In September 2002, the five co-venturers of the Aluminerie Alouette consortium announced their final approval of the plant expansion in Sept-Îles, Quebec. Alcan's share of the cost will be approximately $350. Construction will begin in the spring of 2003.

Japan

In 2002, the Company sold a portion of its investment in Nippon Light Metal Company, Ltd (NLM), included in the geographic area Asia and Other Pacific, for net cash proceeds of $22, reducing its holdings to an effective ownership of 2.2%. Included in Other expenses (income) - net is a gain of $36. The after-tax gain included a previously deferred gain of $8 related to the sale in 1996 of Toyo Aluminium K.K. to NLM.

Germany, Other Europe and Asia and Other Pacific

In December 2002, the Company announced that it signed a definitive agreement with Norsk Hydro to purchase VAW Packaging (FlexPac) for approximately € 345 million (approximately $370). FlexPac includes 14 plants in 8 countries and has 5,400 employees. FlexPac comprises a set of custom manufacturing businesses producing high-quality flexible packaging products for a wide variety of end-use customers and manufacturers of consumer goods, including those in the food, dairy and pharmaceutical industries. The transaction is expected to be completed in the first half of 2003 subject to the necessary regulatory approvals.

2001 Australia

In 2001, the Company acquired the remaining 30% of the Gove alumina refinery and related bauxite mine for a cash consideration of $379 subject to certain post-closing adjustments. As a result of this transaction, the Company owns 100% of these assets. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the assigned fair values of the assets acquired and liabilities assumed as follows:

Fair value of net assets acquired	2001

Working capital	15
Property, plant and equipment	172

187
Other liabilities - net	41
Long-term debt	1

42

Fair value of net assets	145

The difference between the total purchase price and the net fair value of all identifiable assets and liabilities acquired was $234 and is accounted for as goodwill, which, until December 31, 2001, was being amortized over a period of 40 years using the straight-line method of amortization. (See note 3 - Accounting Changes).

Jamaica

In 2001, the Company completed the sale of its Jamaican operations, included in the geographic area All other. Proceeds from the sale were $153. The total pre-tax loss on the sale was $123, which was recorded in Other expenses (income) - net.

United Kingdom, Germany and Other Europe

The following transactions were completed in 2001 as part of the divestment requirements imposed by the European Commission as a condition to its approval of the merger between Alcan and algroup in October 2000.

  The Company sold its alumina specialties production plant, Martinswerk, located in Bergheim, Germany.
  The Company sold a number of foil container manufacturing assets in Spain and Germany.
  The Company sold certain assets at its lithographic sheet production plant, Star Litho, located in Bridgnorth, U.K.

The Company received proceeds of approximately $54 from these sales.

Korea

In 2001, the Company's subsidiary Alcan Taihan Aluminum Limited (ATA) acquired the remaining 5% of Aluminium of Korea Limited (Koralu), included in the geographic area Asia and Other Pacific, for $21. As a result of the transaction, the Company's ownership of ATA was reduced to 66% from 68%.

2000
Korea

In 2000, ATA acquired a 95% interest in Koralu for $200 in cash and the assumption of $114 of debt.

Included in the Company's balance sheet at the date of acquisition in 2000 were the following assets and liabilities:

Fair value of net assets acquired	2000

Working capital	(2)
Property, plant and equipment	347

345
Other liabilities - net	4
Long-term debt	77
Minority interest	64

Fair value of net assets	200

 India

In 2000, the Company sold its 54.6% interest in Indian Aluminium Company, Limited, included in the geographic area Asia and Other Pacific, to Hindalco Industries Limited. Net proceeds from the sale were $162 resulting in a gain of $3, included in Other expenses (income) - net.

Note 16. Deferred Credits and Other Liabilities

Deferred credits and other liabilities comprise the following elements:
	2002	2001	2000

Post-retirement and post-employment benefits	640	562	539
Environmental liabilities	327	327	91
Rationalization costs	27	41	23
Claims	206	37	43
Fair value of foreign currency forward contracts	25	(12)	41
Long-term payables	77	70	35
Other	116	105	101

	1,418	1,130	873

Note 17. Debt Not Maturing Within One Year

	2002	2001	2000

Alcan Inc.
Commercial paper - CAN$ (a)	390	585	897
Commercial paper - US$ (a)	246	166	578
Long-term credit facilities(a)	-	-	250
Bank loans, due 2003/2005 (€ 87 million) (b)	91	105	142
5.375% Swiss franc bonds, due 2003 (c)	129	105	109
5.5% Euro note, due 2006 (€ 600 million)	629	528	-
4.875% Global notes, due 2012	500	-	-
CARIFA loan (d)	-	-	60
6.25% Debentures, due 2008	200	200	200
6.45% Debentures, due 2011	400	400	-
7.25% Debentures, due 2031	400	400	-
8.875% Debentures, due 2022 (e)	-	150	150
7.25% Debentures, due 2028	100	100	100
Other debt	-	7	7
Alcan Deutschland GmbH and subsidiary companies
5.65% Bank loans	-	-	7
5.06% Bank loans	-	-	12
Bank loans, due 2008/2013 (€ 7 million) (b)	7	7	8
Queensland Alumina Limited
Bank loans, due 2003/2006(b)	52	84	77
Alcan Holdings Switzerland AG
6.75% Swiss franc bond	-	-	92
4.5% Bank loan (CHF 100 million)	-	59	61
Alcan Finance Jersey Limited
Euro Medium Term Note Program (EMTN)
EMTN, (€ 400 million) (f)	-	352	372
EMTN, due 2008 (€ 13 million) (f)	14	11	12
EMTN, due 2008 (€ 8 million) (f)	8	7	8
ALA (Nevada) Inc.
Bank loan, due 2005 (b)	60	60	60
EMTN	-	-	33
Alcan Packaging Canada Limited
5.69% Bank loan, due 2003	35	35	35
6.24% Bank loan, due 2004	30	30	30
Swiss Aluminium Australia Limited
Bank loans (b)	-	-	62
Other
Bank loans, due 2003/2011(b)	138	84	86
4% Eurodollar, due 2003(g)	14	14	14
Other debt, due 2003/2024	38	47	66

	3,481	3,536	3,528
Debt maturing within one year included in current liabilities	(295)	(652)	(333)

	3,186	2,884	3,195

(a)   The Company has two long-term, global, multi-year and multi-currency facilities with a syndicate of major international banks each amounting to $1,000 (2001: $1,000 and $1,000; 2000: $1,000 and $1,750). One of the facilities expires in tranches in 2005 and 2006 while the other facility is renewed annually. These facilities are also available as back-up for commercial paper issued by the Company in Canada and the U.S. At December 31, 2000, the $250 borrowed under these facilities was classified as Debt not maturing within one year since the Company had both the intent and ability to refinance the borrowings on a long-term basis.

At December 31, 2002, 2001 and 2000, the entire amount of commercial paper borrowings has been classified as Debt not maturing within one year since the Company had both the intent and ability, through its long term credit facilities, to refinance the borrowings on a long-term basis.

In 2002, 2001 and 2000, commercial paper borrowings of principal amounts of CAN$616 million, CAN$940 million and CAN$1,368 million, respectively, were swapped for $391, $599 and $894, respectively, through the use of forward exchange contracts. In 2001 and 2000, commercial paper borrowings of principal amounts of $307 and $518, respectively, with a rate tied to U.S. LIBOR had been swapped for CHF505 million and CHF920 million, respectively, with a rate tied to CHF LIBOR for the period to May 2002.

(b)   Interest rates fluctuate principally with the lender's prime commercial rate, the commercial bank bill rate, or are tied to LIBOR rates.

(c)   The Swiss franc bonds were issued as CHF178 million and were swapped for $105 at an effective interest rate of 8.98%.

(d)   The Caribbean Basin Projects Financing Authority (CARIFA) loan was repaid at par.

(e)   The 8.875% debentures were redeemed in January 2002 at a price of 104.15%. The loss on redemption of $6 pre-tax is included in Other expenses (income) - net.

In 2000, $18 of the 9.625% debentures were redeemed at face value. The 9.5% debentures were redeemed in January 2000 at a price of 104.64%. The loss on redemption of $3 pre-tax was included in Other expenses (income) - net in 2000.

(f)    The Euro Medium Term Note Program (EMTN) notes of principal amounts of € 13 million and € 8 million with rates tied to EURIBOR or LIBOR were swapped for £9 million and £5 million, respectively.

(g)  Debenture holders are entitled to receive at their option 1,772 common shares held by the Company in NLM, a portfolio investment, in exchange for each ten thousand dollar principal amount of debentures.

     The Company can redeem the debentures at 100% of the principal.

     The Company has swapped, to 2003, the interest payments on $3 (2001: $59; 2000: $61) of its floating rate debt in exchange for fixed interest payments. Also, the interest payments on $9 of its fixed rate debt have been swapped to 2004 in exchange for floating rate payments.

     Based on rates of exchange at year-end, debt repayment requirements over the next five years amount to $295 in 2003, $135 in 2004, $98 in 2005, $658 in 2006 and $8 in 2007.

Note 18. Preference Shares

Authorized

An unlimited number of preference shares issuable in series. All shares are without nominal or par value.

Authorized and Outstanding

In each of the years 2002, 2001 and 2000, there were authorized and outstanding 5,700,000 series C and 3,000,000 series E redeemable non-retractable preference shares with stated values of $106 and $54, respectively.

     Preference shares, series C and E are eligible for quarterly dividends based on an amount related to the average of the Canadian prime interest rates quoted by two major Canadian banks for stated periods. The dividends on series C and E preference shares are cumulative.

     Preference shares, series C and E may be called for redemption at the option of the Company on 30 days' notice at CAN$25.00 per share.

Any partial redemption of preference shares must be made on a pro rata basis or by lot.

Note 19. Common Shares

The authorized common share capital is an unlimited number of common shares without nominal or par value. Changes in outstanding common shares are summarized below:

	Number (in thousands)			Stated Value
	2002	2001	2000	2002	2001	2000

Outstanding - beginning of year	320,902	317,921	218,315	4,687	4,597	1,230
Issued for cash:
Executive share option plan	292	2,158	521	7	55	13
Dividend reinvestment and share
purchase plans	276	135	237	9	5	8
Issued in exchange for tendered
algroup shares	-	688*	115,446**	-	30	3,476
Purchased for cancellation	-	-	(16,598)	-	-	(130)

Outstanding - end of year	321,470	320,902	317,921	4,703	4,687	4,597

* The 688 common shares were issued to acquire the remaining algroup shares in accordance with the provisions of Swiss law.

* * 115,386 common shares were issued in accordance with the Company's share exchange offer; 60 common shares were issued after the Company's share exchange offer.

In June 2000, the Company obtained authorization, which terminated on June 18, 2001, to repurchase up to 21,800,000 common shares under a normal course issuer bid. In 2001, no common shares were purchased under this authorization and in 2000, 16,598,100 common shares were purchased and cancelled at a cost of $530.

Shareholder Rights Plan

In 1990, shareholders approved a plan whereby each common share of the Company carries one right to purchase additional common shares. The plan, with certain amendments, was reconfirmed at the 1995 Annual Meeting and further amendments were approved at the 1999 Annual Meeting. The plan was reconfirmed at the 2002 Annual Meeting with no amendments. The rights under the plan are not currently exercisable but may become so upon the acquisition by a person or group of affiliated or associated persons ("Acquiring Person") of beneficial ownership of 20% or more of the Company's outstanding voting shares or upon the commencement of a takeover bid. Holders of rights, with the exception of an Acquiring Person, in such circumstances will be entitled to purchase from the Company, upon payment of the exercise price (currently $100.00), such number of additional common shares as can be purchased for twice the exercise price based on the market value of the Company's common shares at the time the rights become exercisable.

     The plan has a permitted bid feature which allows a takeover bid to proceed without the rights under the plan becoming exercisable, provided that it meets certain minimum specified standards of fairness and disclosure, even if the Board does not support the bid.

     The plan expires in 2008, subject to reconfirmation at the Annual Meeting of Shareholders in 2005 but may be redeemed earlier by the Board, with the prior consent of the holders of rights or common shares, for $0.01 per right. In addition, should a person or group of persons acquire outstanding voting shares pursuant to a permitted bid or a share acquisition in respect of which the Board has waived the application of the plan, the Board shall be deemed to have elected to redeem the rights at $0.01 per right.

Note 20. Stock Options and Other Stock-based Compensation

Under the executive share option plan, certain employees may purchase common shares at an exercise price that is based on the market value of the shares on the date of the grant of each option. The vesting period for options granted beginning in 1998 is linked to Alcan's share price performance, but does not exceed nine years. Options granted before 1998 vest generally over a fixed period of four years from the grant date and expire at various dates during the next 10 years. Changes in the number of shares under option as well as the average exercise price are summarized below:

	Number of Options (in thousands)			Weighted Average Exercise Price (CAN$)
	2002	2001	2000	2002	2001	2000

Outstanding - beginning of year	7,108	7,326	5,472	46.34	43.20	40.91
Granted	1,937	1,945	2,422	44.19	50.96	46.52
Exercised	(292)	(2,158)	(521)	39.69	39.85	35.75
Forfeited	(66)	(5)	(42)	46.53	39.08	32.42
Expired	-	-	(5)	-	-	22.56

Outstanding - end of year	8,687	7,108	7,326	46.08	46.34	43.20

Exercisable - end of year	5,007	4,665	4,913	45.47	44.91	41.56

Options Outstanding at December 31, 2002
			Weighted
		Weighted	Average
Number of	Range of	Average	Remaining
Options	Exercise Price	Exercise Price	Contractual Life
(in thousands)	(CAN$)	(CAN$)	(Years)

73	23.31-34.00	29.37	0.91
1,957	34.01-40.00	37.92	8.24
1,251	40.01-46.00	44.07	4.51
4,259	46.01-52.00	46.93	5.12
1,147	52.01-64.25	60.16	8.62

8,687

Options Exercisable at December 31, 2002
		Weighted
Number of	Range of	Average
Options	Exercise Price	Exercise Price
(in thousands)	(CAN$)	(CAN$)

73	23.31-34.00	29.37
470	34.01-40.00	35.07
1,236	40.01-46.00	44.07
2,975	46.01-52.00	47.00
253	52.01-64.25	58.23

5,007

Upon consummation of the combination with Alusuisse Group Ltd, described in note 5 - Combination with Alusuisse Group Ltd, all options granted under the Company's executive share option plan prior to the consummation were vested.

     At December 31, 2002, the Company had reserved for issue under the executive share option plan 15,408,702 shares.

     Stock options are generally granted at an exercise price equal to the market price on the grant date. The weighted average fair value of stock options granted in 2002 is $8.69 (2001: $12.00; 2000: $10.87).

     To compute the pro forma compensation expense, the Black-Scholes valuation model was used to determine the fair value of the options granted. Using the model, the fair value of options averages approximately 27% to 41% of the exercise price. (See note 2 - Summary of Significant Accounting Policies; Stock Options and Other Stock-based Compensation).

     The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions used for the option grants:

	2002	2001	2000

Dividend yield (%)	1.65	1.93	2.11
Expected volatility (%)	35.73	30.83	33.10
Risk-free interest rate (%)	3.50	5.57	5.75
Expected life (years)	6	10	10

For pro forma income purposes, the fair value of options granted is being amortized over their respective vesting periods.

     Pro forma net income and net income per common share - basic and diluted, as if the fair value method had been applied to all stock option awards, are presented below.

	2002	2001	2000

Net income as reported	374	2	610
Compensation expense if the fair value method was used	(11)	(24)	(27)

Pro forma net income (Loss)	363	(22)	583

Net income (Loss) per common share - basic - as reported	1.15	(0.02)	2.42

Pro forma net income (loss) per common share - basic	1.12	(0.10)	2.31

Net income (Loss) per common share - diluted - as reported	1.14	(0.02)	2.42

Pro forma net income (loss) per common share - diluted	1.11	(0.10)	2.31

Compensation To Be Settled in Cash

In addition, a small number of employees are entitled to receive stock price appreciation units whereby they are entitled to receive cash in an amount equal to the excess of the market value of a share on the date of exercise over the market value of a share as of the date of grant of such units. In 2002, 275,600 units (2001: 311,060 units) were granted of which 214,635 units (2001: nil units) were vested. The vesting period is linked to Alcan's share price performance, but does not exceed nine years. At December 31, 2002, 580,305 units (2001: 311,060 units) were outstanding.

     A number of employees are entitled to receive cash awards under a cash incentive plan which provides performance awards to eligible employees based on the relative performance of the Company's share value and share dividend yield compared to other corporations included in the Standard & Poor's Industrials Index measured over a 3-year period commencing on October 1, 2002. If the performance results for the shares is below the 30th percentile compared to all companies in the Standard & Poor's Industrials Index, the employee will not receive an award. At or above the 75th percentile rank, the employee will be paid the maximum award, which is equal to 300% of the target set for the period. The actual amount of the award (if any) will be prorated between the percentile rankings. In 2002, a total target cash award of $12 was granted to specific key employees.

     Under the Executive Deferred Share Unit Plan, executive officers based in Canada may elect, prior to the beginning of any particular year, to receive Executive Deferred Share Units (EDSUs) with a value equal to either 50% or 100% of their Executive Performance Award in respect of that year, instead of a cash payment. The number of EDSUs is determined by dividing the amount so elected by the average price of a share on the Toronto and New York stock exchanges at the end of the preceding year. Additional EDSUs are credited to each holder thereof corresponding to dividends declared on shares. The EDSUs are redeemable only upon termination of employment (retirement, resignation or death). The amount to be paid by the Company upon redemption will be calculated by multiplying the accumulated balance of EDSUs by the average price of a share on the said exchanges at the time of redemption. In 2002, 9,771 units (2001: 36,214 units; 2000: 70,673 units) were granted and 939 units (2001: 12,467 units; 2000: nil units) were redeemed. At December 31, 2002, 224,869 units (2001: 216,037 units; 2000: 192,290 units) were outstanding.

     Under the Non-Executive Directors Deferred Share Unit Plan, non-executive directors receive 50% of compensation payable in the form of Directors' Deferred Share Units (DDSUs) and 50% in the form of either cash or additional DDSUs at the election of each non-executive director. The number of DDSUs is determined by dividing the quarterly amount so elected by the average price of a share on the Toronto and New York stock exchanges on the last five trading days of each quarter. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on shares. The DDSUs are redeemable only upon termination (retirement, resignation or death). The amount to be paid by the Company upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average price of a share on the said exchanges at the time of redemption. In 2002, 25,913 units (2001: 15,859 units; 2000: 5,777 units) were granted and 8,876 units (2001: 5,905 units; 2000: 921 units) were redeemed. At December 31, 2002, 48,212 units (2001: 31,175 units; 2000: 21,221 units) were outstanding.

     The compensation cost for stock-based employee compensation awards that can be settled in cash, which is based on the change in the share price during the year, is recognized in income. Total compensation cost for such awards was $2 in 2002 (2001: $4; 2000: $1).

Note 21. Retained Earnings

Consolidated retained earnings at December 31, 2002, include $3,146 (2001: $3,243; 2000: $3,118) of undistributed earnings of subsidiaries and joint ventures, some part of which may be subject to certain taxes and other restrictions on distribution to the parent company. No provision is made for such taxes as these earnings are considered to be permanently reinvested in the businesses.

Note 22. Commitments and Contingencies

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance of the power supply contract in the event that EPMI became unable to perform. This contingent obligation is contractually subject to a maximum aggregate amount of $100, with mitigation and subrogation rights. On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex Corporation (Powerex), the BC Hydro affiliate which now holds the rights to the portion of the power supply contract transferred to EPMI, maintains that it has terminated the power supply contract and as a result filed a claim for $100 against Enron on March 15, 2002. Neither Enron nor EPMI responded to that claim and the Company received, on March 22, 2002, a demand for payment in the amount of $100 from Powerex. The Company disputed its obligation to pay on the demand by Powerex and the matter was submitted to arbitration in accordance with applicable contractual requirements. The arbitration hearings took place in December and on January 17, 2003, the decision was issued confirming Powerex's claim for $100. The decision will become enforceable after the expiry of the delays to apply for judicial review and the completion by Powerex of the necessary filing process before the appropriate Court. Under the circumstances the Company has recorded a pre-tax charge of $100 in Other expenses (income) - net in the fourth quarter of 2002.

     The Company has guaranteed the repayment of approximately $3 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. Commitments with third parties and certain related companies for supplies of goods and services are estimated at $140 in 2003, $131 in 2004, $109 in 2005, $109 in 2006, $97 in 2007 and $988 thereafter. Total payments to these entities were $50 in 2002, $36 in 2001 and $106 in 2000, excluding $218 and $749 in 2001 and 2000, respectively, in relation to the Alma smelter.

     Minimum rental obligations are estimated at $55 in 2003, $46 in 2004, $41 in 2005, $34 in 2006, $30 in 2007 and $130 thereafter. Total rental expenses amounted to $82 in 2002, $72 in 2001 and $58 in 2000.

     Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 29 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated. Environmental provisions were recorded in 2002 and 2001 for treatment costs relating to spent potlining in Canada and for remediation costs relating to red mud disposal at other sites in Canada and the U.K.

     Although it is possible that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that such an outcome will significantly impair its operations or have a material adverse effect on its financial position.

     In addition, see reference to income taxes in note 9, capital expenditures in note 14, debt repayments in note 17, and financial instruments and commodity contracts in note 24.

Note 23. Currency Gains and Losses

The following are the amounts recognized in the financial statements:

	2002	2001	2000

Currency gains (losses) excluding realized deferred translation adjustments:
Gains (Losses) realized and unrealized on exchange derivatives	(146)	15	34
Gains (Losses) on translation of monetary assets and liabilities	106	(23)	(2)

	(40)	(8)	32

Deferred translation adjustments - beginning of year	(151)	(20)	(76)
Effect of exchange rate changes	463	(129)	9
Losses (Gains) realized*	(11)	2	47
Debt designated as an equity hedge of foreign subsidiaries	(42)	(4)	-

Balance - end of year	259	(151)	(20)

* The gain realized in 2002 relates to a gain on the partial sale of the Company's investment in Nippon Light Metal Company, Ltd., which was offset in part by a loss on the sale of Alcan Nikkei Thai Limited. The loss realized in 2000 related principally to the sale of the Company's investment in Indian Aluminium Company, Limited.

In 2001, $6 (2000: $26) of exchange losses relates to hedging of Canadian dollar construction costs of the new smelter at Alma, Quebec. In 2002 and 2001, these costs are included in Property, plant and equipment - cost and in 2000, were included in Construction work in progress. (See note 9 - Income Taxes for amounts of exchange gains and losses included in income taxes).

Note 24. Financial Instruments and Commodity Contracts

In conducting its business, the Company uses various derivative and non-derivative instruments, including forward contracts, swaps and options, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Generally, such instruments are used for risk management purposes only.

Derivatives - Currency

The Company enters into forward currency contracts and options that are designated as hedges of certain identifiable foreign currency revenue and operating cost exposures. Foreign currency forward contracts and swaps are also used to hedge certain foreign currency denominated debt and intercompany foreign currency denominated loans.

Outstanding at December 31		2002		2001		2000
Financial		Notional	Fair	Notional	Fair	Notional	Fair
Instrument	Hedge	Amount	Value	Amount	Value	Amount	Value

Forward exchange	Future firm net operating cash flows (1)	876	(16)	933	(16)	2,248	14
contracts
Currency options	Future firm operating cost commitments (1)	163	6	220	(1)	58	(2)
Cross currency	To swap CAN$ commercial	391	-	599	(9)	894	17
interest swap	paper borrowings to US$ (2)
Forward exchange	Intercompany foreign	797	(34)	415	(7)	193	(3)
contracts	currency denominated loans (3)
Cross currency	To swap 5.375% CHF178 million	105	24	105	-	105	4
interest swap	bonds to US$ (4)
Cross currency	To swap US$ third party	271	(5)	-	-	-	-
interest swap and	borrowings to KRW (5)
forward exchange
contracts
Cross currency	To swap € 400 million medium term	-	-	360	(8)	373	1
interest swap	notes to CHF608 million (6)
Cross currency	To swap € 21 million medium	23	(1)	20	(2)	21	-
interest swap	term notes to &14 million(6)
Forward exchange	Future commitments (7)	-	-	20	-	212	-
contracts
Cross currency	To swap US$ commercial	-	-	307	3	518	(48)
interest swap	paper borrowings for CHF (8)

(1)

Included in Deferred charges and other assets and Other receivables is an amount of $1 (2001: nil; 2000: $1) consisting of net losses on terminated forward exchange contracts and options, as well as the net cost of outstanding options, used to hedge future costs. These deferred charges will be included in the cost of the underlying transactions being hedged upon their recognition. Included in Payables and accrued liabilities is an amount of $1 which offsets the revaluation of the underlying items being hedged.

(2)

An amount of nil (2001: liability of $12; 2000: asset of $12) related to the swap of the principal has been recorded in Deferred charges and other assets. The CAN$616 million swap, outstanding at December 31, 2002, matures at various dates in 2003. The CAN$940 million swap, outstanding at December 31, 2001, matured in 2002. The CAN$1,368 million swap, outstanding at December 31, 2000, matured in 2001.

(3)	A net liability of $34, which is recorded in the balance sheet, offsets the revaluation of the underlying intercompany foreign currency denominated loans being hedged.
(4)

The 5.375% Swiss franc bonds of principal amount of CHF178 million have been swapped for $105 at an effective interest rate of 8.98%. An asset of $24 related to the swap of the principal (2001: nil; 2000: asset of $4) has been recorded in Other receivables (2000: Deferred charges and other assets). The swap matures in April 2003.

(5)	A liability of $4 which is recorded in Payables and accrued liabilities, offsets the revaluation of the underlying third party borrowings being hedged.
(6)	Part of the EMTN Program, whereby an amount of nil (2001: liability of $8; 2000: asset of $1) has been recorded in the balance sheet.
(7)	Mainly Canadian dollar, principally for the construction of the smelter at Alma, Quebec.
(8)

An amount of nil (2001: asset of $8; 2000: liability of $48) has been recorded in the balance sheet. Because the swap is hedging an intercompany CHF loan, it has no net income impact. The CHF920 million swap, outstanding at December 31, 2000, matured in February 2001. The CHF505 million swap, outstanding at December 31, 2001, matured in May 2002.

Derivatives - Interest Rates

The Company sometimes enters into interest rate swaps to manage funding costs as well as the volatility of interest rates.

     If all interest rate swap agreements had been closed out on December 31, 2002, the Company would have paid nil (2001: paid $1; 2000: received $2).

Derivatives and Commodity Contracts - Metal

Depending on supply and market conditions, as well as for logistical reasons, the Company may sell primary metal to third parties and may purchase primary and secondary aluminum on the open market to meet its fabricated products requirements. In addition, the Company may hedge certain commitments arising from pricing arrangements with some of its customers.

     Through the use of forward purchase and sales contracts and options, the Company seeks to limit the negative impact of low metal prices.

Outstanding at December 31	2002	2001	2000

Financial Instrument
Forward contracts (principally forward purchase contracts)
Tonnes covered	556,051	650,400	410,650
Maturing principally in years	2003 to 2004	2002 to 2004	2001 to 2003

Call options purchased
Number of tonnes	88,050	379,925	175,650
Maturing principally in years	2003	2002 to 2003	2001 to 2002

Put options purchased
Number of tonnes	-	42,000	151,000
Maturing principally in years	-	2002	2001 to 2003

Fair value	15	(25)	10

Included in Other receivables or Deferred charges and other assets is $4 (2001: $12; 2000: $23) representing the net cost of outstanding options. Also included in Other receivables is an amount of $5 consisting of net losses on terminated forward metal contracts used to hedge future costs. These deferred charges will be included in the cost of the items being hedged at the same time as the underlying transactions being hedged are recognized.

Derivatives - Oil

As a hedge of future oil purchases, the Company had outstanding as at December 31:

	2002	2001	2000

Futures, swaps and options
Number of barrels (in millions)	14.0	17.1	18.1
Maturing at various times in the years	2003 to 2006	2002 to 2006	2001 to 2006

Fair value	9	(12)	(7)

In 2002, a net liability of $4 (2001: $10) relating to the oil derivatives is recorded in the balance sheet.

Derivatives - Natural gas

As a hedge of future natural gas purchases, the Company had outstanding as at December 31:

	2002	2001	2000

Swaps
Number of decatherms (in millions)	1.5	-	-
Options
Number of decatherms (in millions)	0.4	-	-
Fixed price contracts
Number of decatherms (in millions)	0.8	5.3	-
Maturing in various times throughout	2003	2002	-

Fair value	2	(4)	-

Counterparty Risk

As exchange rates, interest rates, metal, oil and natural gas prices fluctuate, the above contracts will generate gains and losses that will be offset by changes in the value of the underlying items being hedged. The Company may be exposed to losses in the future if the counterparties to the above contracts fail to perform. However, the Company is satisfied that the risk of such non-performance is remote, due to its monitoring of credit exposures.

Financial Instruments - Fair Value

On December 31, 2002, the fair value of the Company's long-term debt totalling $3,481 (2001: $3,536; 2000: $3,528) was $3,699 (2001: $3,579; 2000: $3,516), based on market prices for the Company's fixed rate securities and the book value of variable rate debt.

     At December 31, 2002, the quoted market value of the Company's portfolio investments having a book value of $28 (2001 and 2000: $31) was $34 (2001: $39; 2000: $46).

     At December 31, 2002, the fair value of the Company's preference shares having a book value of $160 (2001 and 2000: $160) was $131 (2001: $128; 2000: $139).

The fair values of all other financial assets and liabilities are approximately equal to their carrying values.

Note 25. Supplementary Information

	2002	2001	2000

Income statement
Interest on long-term debt	158	218	123
Capitalized interest	(1)	(30)	(81)

Balance sheet
Payables and accrued liabilities include the following:
Income and other taxes	158	200	168
Accrued employment costs	280	242	288

At December 31, 2002, the weighted average interest rate on short-term borrowings for the continuing operations was 4.1% (2001: 5.0%; 2000: 6.5%).

Statement of cash flows
Interest paid	204	264	160
Income taxes paid	183	213	204

Note 26. Post-retirement Benefits

Alcan, its subsidiaries and joint ventures have established pension plans in the principal countries where they operate, generally open to all employees. Most plans provide pension benefits that are based on the employee's highest average eligible compensation before retirement. Pension payments are periodically adjusted for cost of living increases, either by Company practice, collective agreement or statutory requirement. Plan assets consist primarily of listed stocks and bonds.

     Alcan's funding policy is to contribute the amount required to provide for benefits attributed to service to date, with projection of salaries to retirement, and to amortize unfunded actuarial liabilities for the most part over periods of 15 years or less. All actuarial gains and losses are amortized over the expected average remaining service life of the employees which is 12 years in 2002 (2001 and 2000: 13 years).

     The Company provides life insurance benefits under some of its retirement plans. Certain early retirement arrangements also provide for medical benefits, generally only until the age of 65. These plans are generally not funded.

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000

Change in benefit obligation
Benefit obligation at January 1	6,514	6,317	4,047	217	201	186
Service cost	126	120	83	5	5	5
Interest cost	405	376	255	15	15	12
Members' contributions	27	26	21	-	-	-
Benefits paid	(388)	(346)	(217)	(14)	(12)	(10)
Amendments	111	153	435	1	-	(1)
Acquisitions/divestitures	(6)	(71)	2,047	(2)	-	27
Actuarial (gains) losses	(38)	23	(263)	19	8	(18)
Currency (gains) losses	447	(84)	(91)	-	-	-

Benefit obligation at December 31	7,198	6,514	6,317	241	217	201

Change in market value of plan assets (Assets)
Assets at January 1	6,047	7,014	4,917	4	5	-
Actual return on assets	(349)	(537)	250	-	-	-
Members' contributions	27	26	21	-	-	-
Benefits paid	(388)	(346)	(217)	(1)	(2)	-
Company contributions	128	80	44	-	1	-
Acquisitions/divestitures	(4)	(117)	2,087	-	-	5
Currency gains (losses)	316	(73)	(88)	-	-	-

Assets at December 31	5,777	6,047	7,014	3	4	5

Assets in excess of (less than)
benefit obligation	(1,421)	(467)	697	(238)	(213)	(196)
Unamortized
- actuarial (gains) losses	656	(193)	(1,311)	(9)	(24)	(39)
- prior service cost	687	653	590	1	1	1

Net liability in balance sheet	(78)	(7)	(24)	(246)	(236)	(234)

For certain plans, the accumulated benefit obligation (ABO) exceeds the market value of the assets. For these plans, the projected benefit obligation is $3,862 (2001: $2,495; 2000: $657), the ABO is $3,576 (2001: $2,414; 2000: $588) while the market value of the assets is $2,608 (2001: $1,882; 2000: $308).

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost
Service cost	126	120	83	5	5	5
Interest cost	405	376	255	15	15	12
Expected return on assets	(437)	(480)	(345)	-	(1)	-
Amortization
- actuarial (gains) losses	9	(47)	(102)	(2)	(1)	(2)
- prior service cost	69	89	89	-	-	-
Curtailment/settlement (gains) losses	9	40	-	(2)	-	-

Net periodic benefit cost	181	98	(20)	16	18	15

Weighted average assumptions at December 31
Discount rate (%)	5.8	6.1	6.3	6.5	6.9	7.3
Average compensation growth (%)	3.3	3.6	3.7	3.9	4.4	4.5
Expected return on assets (%)	7.1	7.3	7.0	8.5	8.5	n/a

The assumed health care cost trend rate used for measurement purposes is 8.9% for 2003, decreasing gradually to 4.6% in 2008 and remaining at that level thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

			Other Benefits
			1%	1%
			Increase	Decrease

Sensitivity Analysis
Effect on service and interest costs			1	(1)
Effect on benefit obligation			12	(10)

Note 27. Information by Geographic Areas
	Location	2002	2001	2000

Sales and operating revenues	Canada	707	584	625
- third parties (by destination)	United States	4,574	4,597	3,665
	Brazil	395	470	465
	United Kingdom	933	964	575
	Germany	1,402	1,365	751
	Switzerland	191	184	63
	Other Europe	2,256	2,283	1,457
	Australia	103	39	131
	Asia and Other Pacific	1,646	1,709	1,227
	All other	120	228	138

	Total	12,327	12,423	9,097

Sales and operating revenues	Canada	2,354	2,127	2,042
- intercompany (by origin)	United States	602	541	563
	Brazil	54	64	44
	United Kingdom	385	408	373
	Germany	319	242	181
	Switzerland	765	670	235
	Other Europe	620	600	149
	Australia	299	288	114
	Asia and Other Pacific	13	5	9
	All other	97	190	322

	Sub-total	5,508	5,135	4,032
	Consolidation eliminations	(5,508)	(5,135)	(4,032)

	Total	-	-	-

Sales to subsidiary companies are made at fair market prices recognizing volume, continuity of supply and other factors.

	Location	2002	2001	2000

Sales and operating revenues	Canada	999	1,045	915
- third parties (by origin)	United States	4,389	4,355	3,713
	Brazil	420	424	443
	United Kingdom	829	828	543
	Germany	2,028	2,022	1,401
	Switzerland	1,356	1,421	410
	Other Europe	1,053	997	574
	Australia	183	208	137
	Asia and Other Pacific	972	1,014	857
	All other	98	109	104

	Total	12,327	12,423	9,097

Income (Loss) from	Canada	94	(57)	287
continuing operations (*) (**)	United States	74	137	155
	Brazil	38	29	34
	United Kingdom	10	(138)	8
	Germany	36	19	43
	Switzerland	8	(14)	1
	Other Europe	16	(4)	25
	Australia	68	87	59
	Asia and Other Pacific	3	(30)	(22)
	All other	24	(38)	48
	Consolidation eliminations	5	12	(30)

	Total	376	3	608

(*)

In 2002, Income (Loss) from continuing operations includes after-tax non-recurring charges (income) pertaining to restructuring and other special charges, revisions to environmental provisions, impairment provisions and business and investment disposal gains and losses of $85 for Canada, $20 for the United States, $(2) for Brazil, $12 for the United Kingdom, $(5) for Germany, $2 for Switzerland, $26 for Other Europe, $(16) for Asia and Other Pacific and $(5) for All other.
     In 2001, Income (Loss) from continuing operations included after-tax non-recurring charges (income) pertaining to restructuring and merger integration costs, revisions to environmental provisions, impairment provisions, business disposal loss and a prior year's tax adjustment of $200 for Canada, $23 for the United States, $2 for Brazil, $161 for the United Kingdom, $(3) for Germany, $11 for Switzerland, $42 for Other Europe, $1 for Australia, $4 for Asia and Other Pacific and $90 for All other. (See note 8 - Restructuring, Impairment and Other Special Charges).
     In 2002, Income (Loss) from continuing operations includes income (charges) for transfer pricing adjustments of $69 for Canada, $(70) for the United States and $5 for the United Kingdom. (See note 9 - Income Taxes).

(**)

If presented to reflect the effect of prior years' income tax reassessments described in note 9, in 2000, Income (Loss) from continuing operations in Canada would be increased by $25 and decreased by $14 in the United States, $5 in the United Kingdom and $6 in Germany.

	Location	2002	2001	2000

Property, plant and equipment,	Canada	4,317	4,114	4,002
Intangible assets and Goodwill at	United States	1,500	1,689	1,579
December 31 (*) (**)	Brazil	743	731	736
	United Kingdom	807	755	967
	Germany	1,108	1,166	1,322
	Switzerland	630	704	737
	Other Europe	1,702	1,686	1,600
	Australia	1,215	1,199	959
	Asia and Other Pacific	627	607	626
	All other	65	81	296

	Total	12,714	12,732	12,824

Cash paid for capital expenditures	Canada	477	399	1,097
and business acquisitions	United States	96	196	113
	Brazil	78	61	42
	United Kingdom	70	87	45
	Germany	85	73	55
	Switzerland	43	44	18
	Other Europe	103	113	74
	Australia	58	416	12
	Asia and Other Pacific	33	79	239
	All other	13	27	31

	Total	1,056	1,495	1,726

Average number of employees	Canada	12	12	11
(in thousands - unaudited)	United States	9	10	5
	Brazil	3	3	3
	United Kingdom	4	5	3
	Germany	8	8	4
	Switzerland	3	4	1
	Other Europe	6	6	2
	Australia	1	1	-
	Asia and Other Pacific	2	2	5
	All other	1	1	3

	Total	49	52	37

(*)

In 2002, Property, plant and equipment, Intangible assets and Goodwill - net includes goodwill impairment charges of $9 for Canada, $130 for the United States, $33 for the United Kingdom, $208 for Germany, $171 for Switzerland and $189 for Other Europe.

(**)

In 2001, Property, plant and equipment, Intangible assets and Goodwill - net included asset write-offs of $31 for Canada, $33 for the United States, $1 for Brazil, $127 for the United Kingdom, $8 for Germany, $4 for Switzerland, $7 for Other Europe and $11 for Asia and Other Pacific.

Note 28. Information by Operating Segments

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

Bauxite, Alumina and Specialty Chemicals

This segment, which consists of a network of bauxite mines/deposits in five countries and alumina refineries and specialty chemical plants in three countries, supplies the primary metal operations and third-party sales of alumina and specialty chemicals.

Primary Metal

This segment produces primary aluminum in seven countries. The alumina is sourced primarily from the Bauxite, Alumina and Specialty Chemicals segment and the ingot produced is used by the Company's fabricating businesses as well as sold to third-parties. The segment produces value-added products in the form of sheet ingot, extrusion billet, cable rods and foundry ingot for end-use markets in consumer goods, transportation, building and construction and other industrial applications.

Rolled Products Americas and Asia

This segment, which has an extensive network of 16 rolled products facilities in North and South America and Asia, manufactures sheet and light-gauge products, including can stock, automotive sheet and industrial products. In addition, the segment has a well-established used beverage can recycling capability in North and South America.

Rolled Products Europe

This segment has 11 rolled products plants and serves a number of European markets with advanced value-added sheet products, including automotive sheet, lithographic sheet, industrial sheet, can sheet and foil stock.

Engineered Products

This segment, which has 47 engineered products plants in 17 countries, develops, manufactures and sells value-added engineered products for a variety of applications, including extrusions, composites, systems and components for mass transportation and automotive applications and electrical cables.

Packaging

This segment has 76 plants in 14 countries and is focused on serving specific end-use markets: food, pharmaceutical and personal care, and tobacco packaging. Seven of these plants have been excluded from the operating segment information as they have been reclassified to discontinued operations and assets held for sale.

Intersegment and Other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina as well as other non-operating items.

Sales and operating revenues	Intersegment			Third parties

	2002	2001	2000	2002	2001	2000

Bauxite, Alumina and Specialty Chemicals	757	771	536	435	477	470
Primary Metal	2,205	2,117	1,674	2,447	2,546	1,655
Rolled Products Americas and Asia	185	173	71	3,327	3,316	3,391
Rolled Products Europe	333	338	319	1,814	1,735	1,666
Engineered Products	17	22	18	1,645	1,661	724
Packaging	21	60	58	2,599	2,658	1,165
Other	(3,518)	(3,481)	(2,676)	60	30	26

	-	-	-	12,327	12,423	9,097

EBITDA (Earnings before interest, taxes, depreciation and amortization)	2002	2001	2000

Bauxite, Alumina and Specialty Chemicals	249	301	265
Primary Metal	858	818	729
Rolled Products Americas and Asia	367	296	261
Rolled Products Europe	132	83	144
Engineered Products	96	103	55
Packaging	327	328	67

EBITDA from operating segments	2,029	1,929	1,521
Depreciation and amortization	(835)	(799)	(540)
Restructuring, impairment and other special charges	(69)	(654)	-
Intersegment and other	(153)	(43)	24
Corporate office	(96)	(75)	(49)
Interest	(202)	(252)	(78)
Income taxes	(295)	(44)	(255)
Minority interests	(3)	13	1

Income from continuing operations
before amortization of goodwill	376	75	624

Income from continuing operations
after amortization of goodwill	376	3	608

Included in 2002 EBITDA for Bauxite, Alumina & Specialty Chemicals is a gain of $5 related to the sale of fixed assets.

     Restructuring, impairment and other special charges for 2002 includes $14 for Bauxite, Alumina & Specialty Chemicals , $(6) for Primary Metal, $15 for Rolled Products Americas and Asia, $13 for Rolled Products Europe, $10 for Engineered Products, $8 for Packaging and $15 for Intersegment and other.

     Included in 2002 Intersegment and other are net charges of $84 relating principally to a provision of $100 for the ruling on a contract dispute with Powerex (a subsidiary of BC Hydro), an increase of $9 to legal provisions, a loss of $6 on redemption of debt, and partially offset by a gain of $36 on the sale of a portfolio investment.

     Included in 2001 EBITDA for Primary Metal and Packaging were $1 and $(5) related to rationalization costs (write-back of provision), respectively.

     Restructuring, impairment and other special charges for 2001 included $149 for Bauxite, Alumina & Specialty Chemicals, $201 for Primary Metal, $16 for Rolled Products Americas and Asia, $148 for Rolled Products Europe, $7 for Engineered Products, $92 for Packaging and $41 for Intersegment and other.

     Included in 2001 Intersegment and other is a loss on the sale of Jamaican bauxite and alumina operations of $123.

     Included in 2000 EBITDA for Bauxite, Alumina & Specialty Chemicals, Primary Metal and Packaging are $3, $15 and $26 related to rationalization costs, respectively.

Total assets at December 31	2002	2001	2000

Bauxite, Alumina and Specialty Chemicals	2,073	2,164	2,176
Primary Metal	6,316	5,889	5,682
Rolled Products Americas and Asia	2,496	2,522	2,709
Rolled Products Europe	1,620	1,638	2,139
Engineered Products	1,373	1,490	1,438
Packaging	3,277	3,279	3,426
Other	99	222	533
Assets held for sale	284	254	286

	17,538	17,458	18,389

				Cash paid for capital expenditures and business acquisitions

	Depreciation and amortization

	2002	2001	2000	2002	2001	2000

Bauxite, Alumina and Specialty Chemicals	83	93	77	104	479	105
Primary Metal	295	260	167	556	462	1,009
Rolled Products Americas and Asia	146	146	143	73	149	355
Rolled Products Europe	77	82	65	63	73	89
Engineered Products	69	60	21	63	61	30
Packaging	154	145	57	188	247	88
Other	11	13	10	9	24	50

	835	799	540	1,056	1,495	1,726

Note 29. Prior Year Amounts

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Note 30. Discontinued Operations and Assets Held for Sale

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations. Accordingly, certain financial information has been reclassified in 2002 and the prior years to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows. All of these divestments are expected to be completed by the end of the second quarter of 2004. Selected financial information for the businesses included in discontinued operations is reported below:

	2002	2001	2000

Sales	213	203	51

Income (Loss) from operations	(4)	(2)	1
Loss from impairment	-	(1)	-

Pre-tax income (loss)	(4)	(3)	1
Income taxes recovered	2	2	1

Income (Loss) from discontinued operations	(2)	(1)	2

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	2002	2001	2000

Current assets held for sale:
Cash and time deposits	1	3	12
Trade receivables	36	26	32
Other receivables	11	6	11
Inventories	28	25	23

	76	60	78

Long-term assets held for sale:
Deferred charges and other assets	1	1	-
Property, plant and equipment, net	140	129	137
Intangible assets, net	14	13	15
Goodwill, net	53	51	56

	208	194	208

Current liabilities of operations held for sale:
Payables and accrued liabilities	43	35	43
Short-term borrowings	4	2	2

	47	37	45

Long-term liabilities of operations held for sale:
Debt not maturing within one year	1	-	-
Deferred credits and other liabilities	1	1	1
Deferred income taxes	20	20	24

	22	21	25

Note 31. Subsequent Events

Contract dispute between Powerex and Alcan (as described in note 22 to the financial statements - Commitments and Contingencies)

Between January and March 2003, a standstill agreement had been in effect. The parties remain in discussions while taking steps to preserve their respective rights. To this end, Alcan is pursuing an application before the U.S. Federal District Court for the district of Oregon for judicial review of the arbitrator's decision. Powerex filed a petition in the British Columbia Supreme Court in which Powerex asks the Court to, among other things, recognize and enforce the January 17, 2003 arbitration decision by granting judgement to Powerex and declaring that the award is enforceable in the same manner as a judgement or order of the Court. On July 10, 2003, the B.C. Supreme Court adjourned the hearing of the Powerex petition pending a decision of the District Court in Oregon regarding Alcan's application for judicial review. The District Court hearing occurred on August 12, 2003 and a decision will likely be issued at a later date.

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

Tender Offer for Pechiney

On July 7, 2003, the Company announced its intention to launch a tender offer to acquire all of the outstanding shares, convertible debentures, Bonus Allocation Rights and American Depositary Shares of Pechiney. The significant terms of the offer are that three Alcan common shares and Euro 123 in cash would be offered for every five Pechiney shares. The consideration offered for Pechiney convertible debentures, Bonus Allocation Rights and American Depositary Shares would be based on similar terms. Based on Alcan's current share price and prevailing foreign exchange rates, the aggregate value of the consideration offered amounts to approximately $4.6 billion.

Pechiney is an international group listed on the Paris and New York Stock exchanges. Its three core businesses are primary aluminum, aluminum conversion and packaging. Pechiney employs 34,000 employees. The offer is conditional upon government and regulatory approvals as well as the tendering of more than 50% of the total diluted number of Pechiney shares to the offer. The Company expects the offer to be completed by December 31, 2003.

Quarterly Financial Data
(in millions of US$, except where indicated)
(unaudited)	First	Second	Third	Fourth	Year

2002
Revenues	2,888	3,146	3,170	3,123	12,327
Cost of sales and operating expenses	2,287	2,473	2,499	2,489	9,748
Depreciation and amortization	199	212	207	217	835
Income taxes	79	122	64	30	295
Other items	236	267	208	362	1,073

Income from continuing operations (1)	87	72	192	25	376
Income (Loss) from discontinued operations	(1)	(1)	(1)	1	(2)

Net income	86	71	191	26	374
Dividends on preference shares	1	1	1	2	5

Net income attributable to common shareholders	85	70	190	24	369

Net income per common share - (basic) (in US $)
Income from continuing operations	0.26	0.22	0.59	0.08	1.16
Loss from discontinued operations	-	-	-	-	(0.01)

Net income per common share - (basic) (in US$)(2)	0.26	0.22	0.59	0.08	1.15

Net income per common share - (diluted) (in US$)(2)
Income from continuing operations	0.26	0.22	0.59	0.08	1.15
Loss from discontinued operations	-	-	-	-	(0.01)

Net income per common share - (diluted) (in US$) (2)	0.26	0.22	0.59	0.08	1.14

Net income (Loss) under U.S. GAAP (3)	(595)	58	160	41	(336)
(unaudited)	First	Second	Third	Fourth	Year

2001 (Restated - note 3)
Revenues	3,212	3,110	3,110	2,991	12,423
Cost of sales and operating expenses	2,527	2,431	2,442	2,423	9,823
Depreciation and amortization	190	199	199	211	799
Income taxes	58	100	68	(182)	44
Other items	286	289	232	875	1,682

Income (Loss) from continuing operations
before amortization of goodwill	151	91	169	(336)	75
Amortization of goodwill	17	19	18	18	72

Income (Loss) from continuing operations (1)	134	72	151	(354)	3
Income (Loss) from discontinued operations	1	2	(2)	(2)	(1)

Net income (Loss)	135	74	149	(356)	2
Dividends on preference shares	2	2	2	2	8

Net income (Loss) attributable to common shareholders	133	72	147	(358)	(6)

Net income (Loss) per common share - (basic) (in US$)
Income (Loss) from continuing operations
before amortization of goodwill	0.47	0.28	0.52	(1.04)	0.21

Amortization of goodwill	0.05	0.05	0.06	0.06	0.22

Income (Loss) from continuing operations	0.42	0.23	0.46	(1.10)	(0.01)
Loss from discontinued operations	-	-	-	(0.01)	(0.01)

Net income (Loss) per common share
- (basic) (in US$)(2)	0.42	0.23	0.46	(1.11)	(0.02)

Net income (Loss) per common share - (diluted) (in US$)
Income (Loss) from continuing operations
before amortization of goodwill	0.46	0.27	0.52	(1.04)	0.21
Amortization of goodwill	0.05	0.05	0.06	0.06	0.22

Income (Loss) from continuing operations	0.41	0.22	0.46	(1.10)	(0.01)
Loss from discontinued operations	-	-	-	(0.01)	(0.01)

Net income (Loss) per common share
- (diluted) (in US$) (2)	0.41	0.22	0.46	(1.11)	(0.02)

Net income (Loss) under U.S. GAAP (3)	74	94	104	(326)	(54)

(unaudited)	First	Second	Third	Fourth	Year

2000 (Restated - note 3)
Revenues	1,962	2,025	1,979	3,131	9,097
Cost of sales and operating expenses	1,454	1,560	1,530	2,524	7,068
Depreciation and amortization	116	114	120	190	540
Income taxes	104	88	34	29	255
Other items	117	111	116	266	610

Income from continuing operations (1)
before amortization of goodwill	171	152	179	122	624
Amortization of goodwill	-	-	-	16	16

Income from continuing operations	171	152	179	106	608
Income from discontinued operations	-	-	-	2	2

Net income	171	152	179	108	610
Dividends on preference shares	2	3	2	3	10

Net income attributable to common shareholders	169	149	177	105	600

Net income per common share - (basic) (in US$)
Income from continuing operations
before amortization of goodwill	0.77	0.69	0.84	0.37	2.46
Amortization of goodwill	-	-	-	0.05	0.05

Income from continuing operations	0.77	0.69	0.84	0.32	2.41
Income from discontinued operations	-	-	-	0.01	0.01

Net income per common share - (basic) (in US$) (2)	0.77	0.69	0.84	0.33	2.42

Net income per common share - (diluted) (in US$)
Income from continuing operations
before amortization of goodwill	0.77	0.68	0.84	0.37	2.46
Amortization of goodwill	-	-	-	0.05	0.05

Income from continuing operations	0.77	0.68	0.84	0.32	2.41
Income from discontinued operations	-	-	-	0.01	0.01

Net income per common share - ( diluted) (in US$) (2)	0.77	0.68	0.84	0.33	2.42

Net income under U.S. GAAP (3)	171	152	179	104	606

(1) The first quarter of 2002 includes net after-tax charges of $7 relating mainly to the restructuring program announced in 2001. The charges include a fixed asset impairment charge of $9 relating to the recycling operations at the Borgofranco plant in Italy and a loss of $5 on the sale of extrusion operations in Thailand. The second quarter of 2002 includes net after-tax charges of $8 relating mainly to the restructuring program announced in 2001. The charges include severance and pension costs of $7 relating to the closure of the Bracebridge cable plant in Ontario, Canada. The third quarter of 2002 includes net after-tax charges of $16 relating mainly to the restructuring program in 2001 and increases to legal provisions. The restructuring program net charges include fixed asset impairment charges of $12 relating principally to the extrusion operations in Pieve, Italy, severance costs of $4 for the extrusion operations in Malaysia, light-gauge operations in Fairmont, West Virginia, and certain cable operations in North America and income of $8, primarily for the write-back of excess contract loss provisions. The fourth quarter of 2002 includes net after-tax charges of $86 relating mainly to a provision of $68 for the ruling on a contract dispute with Powerex (a subsidiary of BC Hydro) and charges of $20 for the closures of the specialty chemicals plant at Burntisland, U.K. and the Banbury, U.K. R&D facilities. These charges are partially offset by a gain of $26 on the sale of a portfolio investment.

     The first quarter of 2001 included after-tax charges for the impairment in value of fixed assets of $70 for Jamaica and rationalization costs of $1. The second quarter of 2001 included an after-tax charge of $20 for post-closing adjustments relating to the divestment of Jamaica, partly offset by a write-back of rationalization costs of $4 in the U.K. The results for the fourth quarter of 2001 included a net non-recurring after-tax charge of $444. This included a $165 charge related to the restructuring program announced on October 17, 2001, and a $37 charge related to the synergy program announced in the fourth quarter of 2000 in relation to the merger with algroup. Also included are impairment provisions of $87 in relation to certain assets and capitalized project costs, a $167 charge related to environmental provisions, and a favourable prior year's tax adjustment of $12.

     The second quarter of 2000 included an after-tax gain of $6 from disposal of property and a gain of $10 from the demutualization of the Company's life insurance providers. This was offset in part by a non-operating exceptional provision of $9 in the U.S., merger costs of $4 and rationalization costs of $2. The third quarter of 2000 included favourable tax adjustments of $43, partially offset by asset write-offs of $12. The fourth quarter of 2000 included non-cash merger charges related to the merger with algroup of $25, rationalization charges in respect of the closure of foil operations at Rogerstone in the U.K. of $18, asset write-offs of $6, partially offset by favourable tax adjustments of $14.

(2) Net income per common share calculations are based on the average number of common shares outstanding in each period. (See note 4 - Net Income per Common Share - Basic and Diluted).

(3) See note 7 - Differences between Canadian and United States Generally Accepted Accounting Principles (GAAP) for explanation of differences between Canadian and U.S. GAAP.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

(a)  1.   FINANCIAL STATEMENTS

            The Registrant's required financial statements are included herein under Item 8.

       2.  FINANCIAL STATEMENT SCHEDULES

            The required information is provided in the consolidated financial statements or notes thereto.

       3.   EXHIBITS

             References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555.  References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

             (3)      Articles of Incorporation and By‑laws:

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

3.3       By‑law No. 1A. (Incorporated by reference to exhibit 3.5 to the Annual Report on Form 10‑K of the Company for 1987.)

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

             (10)    Material Contracts

                        10.1     Alcan Pension Plan (Canada), restated version, as of October 1990. (Incorporated by reference to exhibit 10.1 to the Annual Report on Form 10‑K of the Company for 1990.)

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

10.1.9   Amendments dated 15 October 2002, Schedules 02-1, 02-2, 02-3 and 29 November 2002, Schedule 02-4. (filed herewith.)

10.2     Alcan Executive Share Option Plan. (Incorporated by reference to the section entitled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S‑8, Registration Nos. 33‑34716 and 33-61790.)

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

10.18    Change of Control Agreement dated 1 August 2002 with Travis Engen*.

10.19   Change of Control Agreement dated 1 August 2002 with Richard B. Evans.  Substantially similar agreements have been entered into with B.W. Sturgell, G. E. Merszei and C. Carroll.)

             (13)    Annual Report*.

             (21)    Subsidiaries and Related Companies of the Company*.

             (23)    Consent of Independent Accountants (Filed herewith).

(24)    Powers of Attorney*.

24.1         Power of attorney of R. Berger

24.2         Power of attorney of L.Y. Fortier

24.3         Power of attorney of B.M. Levitt

24.4         Power of Attorney W. R. Loomis

24.5         Power of attorney of J.E. Newall

24.6         Power of attorney of G. Saint-Pierre

24.7         Power of attorney of G. Schulmeyer

             (31)

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
    under Securities Exchange Act of 1934

31.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under
    Securities Exchange Act of 1934

32.1          Certification of Chief Executive Officer pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial Officer pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002

(99)         Management Proxy Circular*.

*    Previously filed on Form 10-K for the year ended December 31, 2002.

(b)  REPORTS ON FORM 8-K

The Company has filed a report on Form 8-K during the quarter ended 31 December 2002 concerning Item 5 thereof:  "Other Events."  The filing date was 22 November 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                          ALCAN INC.

September 11, 2003                                                        By: /s/  Roy Millington
                                                                                            Corporate Secretary
                                                                                            (A Duly Authorized Officer)