Form 10-Q/A
period 2003-09-11
ALCAN INC
filed 2003-09-11
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends Item 1, 2 and 6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 as filed on May 14, 2003. The changes are made principally as a result of the Registrant's recent decision to classify certain non-strategic Packaging segment assets as held for sale and in response to recent rules adopted by the Securities and Exchange Commission regarding non-GAAP financial measures.  This amendment (i) reclassifies certain information in the first quarter of 2003 and prior periods to present operations currently classified as held for sale as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows and makes corresponding changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (see note 3 - Discontinued Operations and Assets Held for Sale to the consolidated financial statements); (ii) eliminates the presentation of the non-GAAP measure "Economic Value Added", or EVA, and "effective income tax rate excluding the effects of foreign currency balance sheet translation and Other Specified Items"; and (iii) provides a reconciliation of the non-GAAP financial measure "debt as a percent of invested capital" and includes certain supplemental information concerning such measure.

PART I - FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)
Three months ended March 31
(in millions of US$, except per share amounts)	2003	2002

Sales and operating revenues	3,213	2,888

Costs and expenses
Cost of sales and operating expenses	2,535	2,287
Depreciation and amortization	224	199
Selling, administrative and general expenses	163	138
Research and development expenses	29	28
Interest (note 12)	48	50
Restructuring, impairment and other special charges (note 6)	2	14
Other expenses - net	57	7
	3,058	2,723
Income from continuing operations before income taxes and other items	155	165
Income taxes (note 9)	141	79
Income from continuing operations before other items	14	86
Equity income	-	1
Minority interests	(1)	-
Income from continuing operations	13	87
Loss from discontinued operations (note 3)	-	(1)
Net income (Loss)	13	86
Dividends on preference shares	2	1
Net income attributable to common shareholders	11	85
Net income per common share - basic and diluted (note 4)
Income from continuing operations	0.04	0.27
Loss from discontinued operations	-	(0.01)
Net Income (Loss)	0.04	0.26
Dividends per common share	0.15	0.15

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)
Three months ended March 31 (in millions of US$)	2003	2002

Retained earnings - beginning of year - as reported	3,503	4,074
Accounting change - Impairment of goodwill
as at January 1, 2002 (note 2)	-	(748)
As restated	3,503	3,326
Net income	13	86
Dividends
- Common	(48)	(48)
- Preference	(2)	(1)

Retained earnings - end of period	3,466	3,363

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited for 2003)
(in millions of US$)	March 31, 2003	December 31, 2002

ASSETS
Current assets
Cash and time deposits	110	109
Trade receivables
(net of allowances of $57 in 2003 and $58 in 2002)	1,398	1,264
Other receivables	466	542
Inventories
Aluminum operating segments
Aluminum	946	905
Raw materials	376	390
Other supplies	292	296
	1,614	1,591
Packaging operating segment	378	368
	1,992	1,959
Current assets held for sale (note 3)	81	76
	4,047	3,950
Deferred charges and other assets	644	666
Property, plant and equipment
Cost (excluding Construction work in progress)	17,719	17,630
Construction work in progress	612	570
Accumulated depreciation	(8,329)	(8,107)
	10,002	10,093
Intangible assets, net of accumulated amortization of $60 in 2003 and $53 in 2002	315	318
Goodwill	2,304	2,303
Long-term assets held for sale (note 3)	205	208
Total assets	17,517	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited for 2003)
(in millions of US$)	March 31, 2003	December 31, 2002

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,315	2,294
Short-term borrowings	350	381
Debt maturing within one year	334	295
Current liabilities of operations held for sale (note 3)	47	47
	3,046	3,017
Debt not maturing within one year	3,104	3,186
Deferred credits and other liabilities	1,454	1,418
Deferred income taxes	1,146	1,120
Long-term liabilities of operations held for sale (note 3)	21	22
Minority interests	135	150

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	4,708	4,703
Retained earnings	3,466	3,503
Deferred translation adjustments	277	259
	8,451	8,465
	8,611	8,625
Commitments and contingencies (note 11)
Total liabilities and shareholders' equity	17,517	17,538

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Three months ended March 31 (in millions of US$)
	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	13	87
Adjustments to determine cash from operating activities:
Depreciation and amortization	224	199
Deferred income taxes	25	4
Change in operating working capital:
- Change in receivables	(41)	13
- Change in inventories	(20)	33
- Change in payables	11	(89)
- Total change in operating working capital	(50)	(43)

Change in deferred charges, other assets, deferred credits and other liabilities - net	73	25
Other - net	5	(6)
Cash from operating activities in continuing operations	290	266
Cash from (used for) operating activities in discontinued operations (note 3)	4	(8)
Cash from operating activities	294	258

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)
Three months ended March 31 (in millions of US$)
	2003	2002

FINANCING ACTIVITIES
New debt	4	131
Debt repayments	(85)	(171)
	(81)	(40)
Short-term borrowings - net	(24)	(126)
Common shares issued	5	6
Dividends
Alcan shareholders (including preference)	(50)	(49)
Minority interests	(9)	(1)
Cash used for financing activities in continuing operations	(159)	(210)
Cash used for financing activities in discontinued operations (note 3)	(3)	(1)
Cash used for financing activities	(162)	(211)
INVESTMENT ACTIVITIES
Property, plant and equipment	(131)	(105)
Business acquisitions	(5)	-
	(136)	(105)
Net proceeds from disposal of businesses, investments and other assets	6	36
Cash used for investment activities in continuing operations	(130)	(69)
Cash used for investment activities in discontinued operations (note 3)	(2)	(2)
Cash used for investment activities	(132)	(71)
Effect of exchange rate changes on cash and time deposits	1	1
Increase (decrease) in cash and time deposits	1	(23)
Cash and time deposits - beginning of period	110	119
Cash and time deposits - end of period in continuing operations	110	96
Cash and time deposits - end of period in discontinued operations	1	-
Cash and time deposits - end of period	111	96

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

	First Quarter
	2003	2002
Sales	60	49
Loss from operations	-	(2)
Income taxes recovered	-	1
Loss from discontinued operations	-	(1)
The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:
March 31, 2003		December 31, 2002
Current assets held for sale:
Cash and time deposits	1	1
Trade receivables	39	36
Other receivables	10	11
Inventories	31	28
	81	76
Long-term assets held for sale:
Deferred charges and other assets	1	1
Property, plant and equipment, net	137	140
Intangible assets, net	14	14
Goodwill, net	53	53
	205	208
Current liabilities of operations held for sale:
Payables and accrued liabilities	45	43
Short-term borrowings	2	4
	47	47
Long-term liabilities of operations held for sale:
Debt not maturing within one year	1	1
Deferred credits and other liabilities	-	1
Deferred income taxes	20	20
	21	22

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

Three months ended March 31	2003	2002
Numerator for basic and diluted income from continuing operations per common share:
Income from continuing operations attributable to common shareholders	11	86
Denominator (number of common shares in millions):
Denominator for basic income from continuing operations per common share - weighted average of outstanding shares	322	321
Effect of dilutive stock options	-	2
Denominator for diluted income from continuing operations per common share - adjusted weighted average of outstanding shares	322	323
Income from continuing operations per common share - basic and diluted	0.04	0.27

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

Reconciliation of Canadian and U.S. GAAP
Three months ended March 31
(in millions of US$, except per share amounts)	2003	2002
Income from continuing operations - as reported	13	87
Difference due to:
- Valuation of derivatives	16	99
- Asset retirement obligations	(11)	-
- Deferred tax effect on the above	(4)	(32)
Income from continuing operations before
Cumulative effect of accounting changes - U.S. GAAP	14	154
Loss from discontinued operations	-	(1)
Cumulative effect of accounting changes - net of taxes
- Impairment of goodwill	-	(748)
- Asset retirement obligations	(39)	-
Loss - U.S. GAAP	(25)	(595)
Dividends on preference shares	2	1
Loss attributable to common shareholders - U.S. GAAP	(27)	(596)
Loss per common share - basic and diluted - U.S. GAAP
Income from continuing operations	0.04	0.48
Loss from discontinued operations	-	(0.01)
Cumulative effect of accounting changes	(0.12)	(2.33)
Loss per common share - basic and diluted - U.S. GAAP	(0.08)	(1.86)

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd)
Reconciliation of Canadian and U.S. GAAP (cont'd)
	March 31, 2003		December 31, 2002
	As reported	U.S. GAAP	As reported	U.S. GAAP

Other receivables	466	475	542	542
Inventories	1,992	1,997	1,959	1,955
Deferred charges and other assets	644	649	666	663
Property, plant and equipment
- Cost (excluding Construction work in progress)	17,719	17,859	17,630	17,630
- Accumulated depreciation	(8,329)	(8,420)	(8,107)	(8,107)
Intangible assets, net of accumulated amortization	315	458	318	461
Payables and accrued liabilities	2,315	2,316	2,294	2,311
Deferred credits and other liabilities	1,454	2,187	1,418	2,028
Deferred income taxes	1,146	981	1,120	963
Retained earnings	3,466	3,462	3,503	3,537
Deferred translation adjustments	277	223	259	205
			First Quarter
Comprehensive income (loss)			2003	2002
Loss			(25)	(595)
Net change in deferred translation adjustments			18	8
Net change in excess of market value over book value of "available-for-sale" securities			2	4
Valuation of derivatives			13	-
Comprehensive income (loss)			8	(583)

			March 31,	December 31,
Accumulated other comprehensive loss			2003	2002
Deferred translation adjustments			223	205
Minimum pension liability			(320)	(320)
Unrealized gain on "available-for-sale" securities			8	6
Valuation of derivatives			13	-
Accumulated other comprehensive loss			(76)	(109)

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

2002
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

In 2002, the Company recorded charges of $89 pre-tax related to the restructuring program, which consisted of severance costs of $36 related to workforce reductions of approximately 950 employees (Q1; nil, Q2; 295 employees, Q3; 315 employees, Q4; 340 employees), impairment of long-lived assets of $26 and other exit costs related to the shutdown of facilities of $27.  Severance charges of $36 (Q1; nil, Q2; 14, Q3; 6, Q4; 16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite, Alumina and Specialty Chemicals), certain cable operations in North America (Engineered Products) and extrusion operations in Malaysia and light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia).  Asset impairment charges of $26 (Q1; 9, Q2; nil, Q3; 13, Q4; 4) related primarily to the extrusion operations in Pieve, Italy (Engineered Products) and the Borgofranco plant in Italy (Rolled Products Europe).  Other exit costs of $27 (Q1; 5, Q2; (3), Q3; (4), Q4; 29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusion operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

6. RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2001, Restructuring, impairment and other special charges of $654 pre-tax were recorded, which included restructuring and asset impairment charges of $408 and other special charges of $246.  The charges of $408 included severance costs of $111, which related to workforce reductions of approximately 2,190 employees, impairment of long-lived assets of $268 and other exit costs related to the shutdown facilities of $29.  Other special charges of $246 related to environmental provisions for treatment costs of $150 for stored spent potlining in Canada as well as remediation costs of $96 for bauxite residue disposal sites in Canada and the U.K.

Workforce reductions relating to the 2001 restructuring program and subsequent terminations are as follows:
			First Quarter
	2001	2002	2003	Total
Bauxite, Alumina and Specialty Chemicals	-	380	-	380
Primary Metal	500	-	-	500
Rolled Products Americas and Asia	200	250	-	450
Rolled Products Europe	400	-	-	400
Engineered Products	-	200	-	200
Packaging	790	120	-	910
Other	300	-	-	300
Planned workforce reductions	2,190	950	-	3,140
Terminations in period	390	2,490	135	3,015
Total remaining employees				125

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

6. RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)
Asset Impairment Provisions
Assets Held and Used (1)	Assets Held for Disposal (2)
2001	2002	Q1-2003	Total	2001	2002	Q1-2003	Total
Bauxite, Alumina and
Specialty Chemicals (3)	45	-	-	45	-	-	-	-
Primary Metal (4)	22	-	-	22	-	-	-	-
Rolled Products
Americas and Asia (7)	14	3	-	17	8	-	-	8
Rolled Products
Europe (5) (8)	79	-	-	79	22	9	-	31
Engineered Products	3	13	1	17	-	-	-	-
Packaging (6) (9)	42	1	-	43	12	-	-	12
Other	21	-	-	21	-	-	-	-
Total	226	17	1	244	42	9	-	51
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

6. RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

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

7. INTERIM INFORMATION BY OPERATING SEGMENT

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

7. INTERIM INFORMATION BY OPERATING SEGMENT (cont'd)
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

7. INTERIM INFORMATION BY OPERATING SEGMENT (cont'd)
Period ended March 31
Sales and operating revenues - intersegment	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	201	187
Primary Metal	605	540
Rolled Products Americas and Asia	19	48
Rolled Products Europe	123	70
Engineered Products	2	6
Packaging	5	5
Intersegment and other	(955)	(856)
	-	-
Sales and operating revenues - third parties	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	120	101
Primary Metal	586	561
Rolled Products Americas and Asia	843	782
Rolled Products Europe	509	411
Engineered Products	453	398
Packaging	692	625
Other	10	10
	3,213	2,888
EBITDA	First Quarter
	2003	2002
Bauxite, Alumina and Specialty Chemicals	54	64
Primary Metal	214	214
Rolled Products Americas and Asia	80	92
Rolled Products Europe	47	30
Engineering Products	23	27
Packaging	86	72
EBITDA from operating segments	504	499
Depreciation and amortization	(224)	(199)
Restructuring, impairment and
other special charges	(2)	(14)
Intersegment, corporate offices and other	(75)	(70)
Interest	(48)	(50)
Income taxes	(141)	(79)
Minority interests	(1)	-
Income from continuing operations	13	87

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

9. INCOME TAXES
	First Quarter
	2003	2002
Current	116	75
Deferred	25	4
	141	79

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

10. SUPPLEMENTARY INFORMATION
Statement of Cash Flows	First Quarter
	2003	2002
Interest paid	57	57
Income taxes paid (recovered)	33	(48)

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

12. CAPITALIZATION OF INTEREST COSTS

Total interest costs in the first quarter were $49 (2002: $50) of which $1 (2002: nil) was capitalized.
13. PROPOSED ACQUISITIONS

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

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Note Regarding Presentation of Financial Information

During the second quarter of 2003, the Company's continuing Value Based Management led to a decision to sell non-strategic Packaging operations to release cash for higher value-adding opportunities. Even though these operations are not major business units within the Packaging group, the businesses are classified as held for sale and are included in discontinued operations because the operations and cash flows will be eliminated as a result of the disposal and the Company will not have any significant continuing involvement in the operations after the disposal.

New accounting standards require that the operating results and any impairment charge be disclosed separately as discontinued operations.  Certain financial information has been reclassified in the first quarter of 2003 and prior periods to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows. The financial information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised from the information initially presented in our Form 10Q to reflect the reclassification.  For further details, see note 3 to the financial statements - Discontinued Operations and Assets Held for Sale.

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

Certain terms used in this section are defined under "Definitions" below.

Consolidated Review

	FIRST QUARTER		FOURTH QUARTER
(US$ millions, unless otherwise noted)	2003	2002	2002

Sales & operating revenues	3,213	2,888	3,123
Shipments (thousands of tonnes)
Ingot products[1]	338	315	396
Rolled products	511	497	503
Conversion of customer-owned metal	105	75	119
Aluminum used in engineered products & packaging	147	126	141
Total aluminum volume	1,101	1,013	1,159
Ingot product realizations (US$ per tonne)	1,578	1,497	1,498
Average London Metal Exchange 3-month price (US$ per tonne)	1,392	1,395	1,359
Included in Income from continuing operations are:
Foreign currency balance sheet translation	(96)	(14)	(12)
Other Specified Items	(13)	(7)	(86)
Income from continuing operations	13	87	25
Discontinued operations	-	(1)	1
Net income	13	86	26

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

For the quarter, Income from continuing operations of US$13 million compared to US$87 million in the year-ago quarter and US$25 million in the previous quarter.  The differences were largely due to the unfavourable effects of foreign currency balance sheet translation compared to both prior periods, partially offset by a decrease in Other Specified Items relative to the fourth quarter of 2002.  Results compared to the year-ago quarter were positively influenced by the benefits from the Company's restructuring and merger-related synergies programs, higher overall volumes and better product mix offset by rising fuel and recycled metal costs, as well as higher depreciation expense.  On a quarter-over-quarter basis, the benefits from increased sales were offset by higher fuel, recycled metal and pension expenses.

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

	FIRST QUARTER		FOURTH QUARTER
(US$ millions)	2003	2002	2002
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Bauxite, Alumina and Specialty Chemicals	54	64	44
Primary Metal	214	214	201
Rolled Products, Americas and Asia	80	92	95
Rolled Products, Europe	47	30	30
Engineered Products	23	27	19
Packaging	86	72	83
EBITDA from operating segments (sub-total)	504	499	472
Depreciation & amortization	(224)	(199)	(217)
Restructuring, impairment and other special charges	(2)	(14)	(43)
Intersegment, corporate offices and other	(75)	(70)	(102)
Interest	(48)	(50)	(51)
Income taxes	(141)	(79)	(30)
Minority interests	(1)	-	(4)
Income from continuing operations	13	87	25
Discontinued operations	-	(1)	1
Net income	13	86	26

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

Packaging Group EBITDA, at US$86 million, increased by US$14 million compared to the same quarter in 2002 and was US$3 million higher than the previous quarter.  The improvement over both periods was driven by cost saving initiatives, and the positive impact of a stronger Euro which lead to higher revenues.

Reconciliation to Net Income

Depreciation and amortization of US$224 million was 13% higher than the year-ago quarter, largely due to the acquisition of Alouette, and 3% higher than the previous quarter.

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

Debt as a percent of invested capital does not have a uniform definition.  Because other issuers may calculate debt as a percent of invested capital differently, our calculation may not be comparable to other issuers' calculations.  The reconciliations of borrowings, equity and total invested capital in the table below are presented to explain our calculation.  The figure is calculated by dividing borrowings into total invested capital.  Total invested capital is equal to the sum of borrowings and equity.  Borrowings is the sum of the amounts for short-term borrowings, debt maturing within one year, debt not maturing within one year and debt of operations held for sale.  Equity is the sum of the amounts for common shareholders' equity, redeemable non-retractable preference shares and minority interests. Minority interests, which represent the equity in the Company's consolidated subsidiaries that is owned by third parties, are included in equity as the Company believes that, for purposes of calculating debt as a percent of invested capital, minority interests have characteristics that are more similar to equity than to debt.  Minority interests do not have characteristics such as fixed payment terms or interest terms that are associated with debt.  The full amount of debt of consolidated subsidiaries is included in borrowings and accordingly, equity, for purposes of calculating debt as a percent of invested capital, includes both the Company's equity in consolidated subsidiaries and the minority interest shareholders' equity in the Company's consolidated subsidiaries.  The Company believes that debt as a percent of invested capital can be a useful supplemental measure of the Company's financial leverage because it indicates the extent to which it is financed by debtholders.  The measure is widely used to assess the relative amounts of capital put at risk by debtholders and equity investors.

	March 31,		December 31,
(US$ millions unless otherwise noted)	2003	2002	2002
Debt
Short-term borrowings	350	408	381
Debt maturing within one year	334	516	295
Debt not maturing within one year	3,104	3,005	3,186
Debt of operations held for sale	3	2	5
Debt	3,791	3,931	3,867
Equity
Minority interests	135	129	150
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	8,451	7,918	8,465
Equity	8,746	8,207	8,775
Total invested capital	12,537	12,138	12,642
Debt as a percent of invested capital (%)	30%	32%	31%

There was little change in interest expense of US$48 million.

On April 28, 2003, the Company announced a public offering issue in the United States of US$500 million 4½% percent global notes, due May 15, 2013.  Net proceeds to the Company from the sale of the notes will be used to help fund the previously announced acquisition of VAW Flexpac and to retire commercial paper.

Investment Activities

Capital expenditures during the first three months of 2003 were US$131 million compared to US$105 million a year earlier.  Capital expenditures for the full year are expected to be below depreciation expense.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	(10)	Alcan Inc. Pension Plan for Officers dated January 2003.*
(31)
		(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.
		(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.
(32)
		(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99)	Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.*

(b)	Report on Form 8-K

A report on Form 8-K was filed on January 21, 2003 under Item 5 thereof, reporting that Alcan had received a decision following arbitration on a contractual dispute between Powerex and Alcan where Powerex's claim for $100 million was confirmed.

*	Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    ALCAN INC.

Dated: September 11, 2003                                             By: /s/Roy Millington
                                                                                            Roy Millington
                                                                                            Corporate Secretary
                                                                                            (A Duly Authorized Officer)