Form 10-Q
period 2003-09-30
ALCAN INC
filed 2003-11-13
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes Ö No ____

At September 30, 2003, the registrant had 322,040,012 shares of common stock (without nominal or par value) outstanding.

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's discussion and analysis of financial conditions and results of operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Items 2., 3., 4. and 5.

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME
(unaudited)

Periods ended September 30	Third Quarter		Nine Months
(in millions of US$, except per share amounts)	2003	2002	2003	2002

Sales and operating revenues	3,480	3,170	10,161	9,204

Costs and expenses

Cost of sales and operating expenses	2,741	2,499	8,027	7,259
Depreciation and amortization	237	207	692	618
Selling, administrative and general expenses	186	136	525	416
Research and development expenses	34	28	95	83
Interest (note 12)	52	52	156	151
Restructuring, impairment and other special charges	5	6	(9)	26
Other expenses (income) - net	33	(12)	142	38
	3,288	2,916	9,628	8,591
Income from continuing operations
before income taxes and other items	192	254	533	613
Income taxes	77	64	369	265
Income from continuing operations before other items	115	190	164	348
Equity income (loss)	2	(1)	3	2
Minority interests	1	3	(12)	1

Income from continuing operations	118	192	155	351

Loss from discontinued operations (note 3)	(18)	(1)	(131)	(3)

Net income	100	191	24	348

Dividends on preference shares	2	1	5	3

Net income attributable to common shareholders	98	190	19	345

Net income per common share - basic and diluted
Income from continuing operations	0.36	0.59	0.47	1.07
Loss from discontinued operations	(0.05)	-	(0.41)	-
Net income	0.31	0.59	0.06	1.07

Dividends per common share	0.15	0.15	0.60	0.45
The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

Nine months ended September 30 (in millions of US$)		2003	2002

Retained earnings - beginning of year - as reported		3,503	4,074

Accounting change - Impairment of goodwill
as at January 1, 2002 (note 2)		-	(748)

As restated		3,503	3,326

Net income		24	348

Dividends	- Common	(193)	(144)
	- Preference	(5)	(3)

Retained earnings - end of period		3,329	3,527

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET
(unaudited for 2003)

		September 30,	December 31,
(in millions of US $)		2003	2002
ASSETS
Current assets
Cash and time deposits		123	109
Trade receivables (net of allowances of $64 in 2003 and $58 in 2002)		1,516	1,264
Other receivables		491	542
Inventories	- Aluminum operating segments
. Aluminum		891	905
. Raw materials		417	390
. Other supplies		316	296
		1,624	1,591
	- Packaging operating segment	496	368
		2,120	1,959
Current assets held for sale (note 3)		79	76
		4,329	3,950
Deferred charges and other assets		689	666
Property, plant and equipment
Cost (excluding Construction work in progress)		18,617	17,630
Construction work in progress		783	570
Accumulated depreciation		(8,859)	(8,107)
		10,541	10,093
Intangible assets (net of accumulated amortization of $77 in 2003
and $53 in 2002)		316	318
Goodwill		2,379	2,303
Long-term assets held for sale (note 3)		55	208

Total assets		18,309	17,538

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd)
(unaudited for 2003)

	September 30,	December 31,
(in millions of US$)	2003	2002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Payables and accrued liabilities	2,520	2,294
Short-term borrowings	385	381
Debt maturing within one year	181	295
Current liabilities of operations held for sale (note 3)	38	47
	3,124	3,017

Debt not maturing within one year (note 13)	3,369	3,186
Deferred credits and other liabilities	1,682	1,418
Deferred income taxes	1,263	1,120

Long-term liabilities of operations held for sale (note 3)	7	22
Minority interests	148	150

Shareholders' equity

Redeemable non-retractable preference shares	160	160
Common shareholders' equity
. Common shares	4,720	4,703
. Retained earnings	3,329	3,503
. Deferred translation adjustments	507	259
	8,556	8,465
	8,716	8,625
Commitments and contingencies (note 11)

Total liabilities and shareholders' equity	18,309	17,538
The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Periods ended September 30	Third Quarter		Nine Months
(in millions of US$)	2003	2002	2003	2002
OPERATING ACTIVITIES
Income from continuing operations	118	192	155	351

Adjustments to determine cash from operating activities:
Depreciation and amortization	237	207	692	618
Deferred income taxes	20	19	89	59
Asset impairment provisions	10	13	18	22
Loss (Gain) on sale of businesses and investments - net	13	-	(38)	-

Change in operating working capital:
. Change in receivables	(15)	32	56	83
. Change in inventories	125	37	65	60
. Change in payables	(11)	(79)	(47)	(170)
. Total change in operating working capital	99	(10)	74	(27)

Change in deferred charges, other assets, deferred credits and other liabilities - net	54	(21)	160	44

Other - net	2	12	26	4

Cash from operating activities in continuing operations	553	412	1,176	1,071

Cash from operating activities in discontinued operations (note 3)	7	8	14	7

Cash from operating activities	560	420	1,190	1,078

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd)
(unaudited)
Periods ended September 30		Third Quarter		Nine Months
(in millions of US$)		2003	2002	2003	2002
FINANCING ACTIVITIES
New debt, net of issuance costs		30	502	535	684
Debt repayments		(229)	(542)	(575)	(734)
		(199)	(40)	(40)	(50)
Short-term borrowings - net		15	(13)	(49)	(188)
Common shares issued		9	2	17	12
Dividends	. Alcan shareholders (including preference)	(50)	(49)	(150)	(147)
. Minority interests		(1)	(2)	(11)	(5)

Cash used for financing activities in continuing operations		(226)	(102)	(233)	(378)

Cash from (used for) financing activities in discontinued operations (note 3)		(4)	1	(8)	-

Cash used for financing activities		(230)	(101)	(241)	(378)
INVESTMENT ACTIVITIES
Property, plant and equipment		(241)	(156)	(578)	(413)
Business acquisitions (note 14)		(83)	(165)	(431)	(337)
		(324)	(321)	(1,009)	(750)

Net proceeds from disposal of businesses, investments and other assets		3	19	56	66

Cash used for investment activities in continuing operations		(321)	(302)	(953)	(684)

Cash used for investment activities in discontinued operations (note 3)		(2)	(7)	(6)	(12)

Cash used for investment activities		(323)	(309)	(959)	(696)

Effect of exchange rate changes on cash and time deposits		1	-	5	8

Increase (Decrease) in cash and time deposits		8	10	(5)	12

Cash of subsidiaries consolidated (deconsolidated) - net		(11)	-	19	-
Cash and time deposits - beginning of period		127	121	110	119
Cash and time deposits - end of period in continuing operations		123	133	123	133
Cash and time deposits - end of period in discontinued operations		1	(2)	1	(2)
Cash and time deposits - end of period		124	131	124	131
The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Recently Adopted Accounting Policies

Impairment of Long-lived Assets

On January 1, 2003, the Company prospectively adopted the Canadian Institute of Chartered Accountants (CICA) section 3063, Impairment of Long-lived Assets, under which an impairment loss is recognized when the carrying amount of a long-lived asset held for use is not recoverable and exceeds its fair value. Under this standard, an impairment loss of $7 and $15 (Packaging - $4 and $12; Engineered Products - $3 and $3) was recorded in the third quarter and nine months of 2003, respectively, to reduce the carrying values of these long-lived assets to estimated fair values. Accepted valuation techniques were used to estimate fair values. The impairment losses are reported in Other expenses (income) - net, except for $3 and $4 for the third quarter and nine months of 2003, respectively, which are reported in Restructuring, impairment and other special charges.

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

CONTENTS

1.	ACCOUNTING POLICIES (cont'd)

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

Consolidation of Variable Interest Entities

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

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations. These businesses are classified as held for sale and are included in discontinued operations. An impairment charge of $22, after tax, and $135, after tax for the third quarter and nine months, respectively, was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell. Accepted valuation techniques were used to estimate fair values. Certain financial information has been reclassified in the prior periods to present these businesses as discontinued operations on the income statement, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows. All of these divestments are expected to be completed by June 30, 2004.

CONTENTS

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)
Selected financial information for the businesses included in discontinued operations is reported below:

Periods ended September 30	Third Quarter		Nine Months
	2003	2002	2003	2002

Sales	59	54	181	156

Income (Loss) from operations	4	(2)	4	(5)
Asset impairment provisions	(22)	-	(158)	-
Pre-tax loss	(18)	(2)	(154)	(5)
Income taxes	-	1	23	2
Loss from discontinued operations	(18)	(1)	(131)	(3)
The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:
		September 30,		December 31,
		2003		2002
Current assets held for sale:
Cash and time deposits		1		1
Trade receivables		39		36
Other receivables		8		11
Inventories		31		28
		79		76
Long-term assets held for sale:
Deferred charges and other assets		1		1
Property, plant and equipment, net		1		140
Intangible assets, net		8		14
Goodwill, net		45		53
		55		208
Current liabilities of operations held for sale:
Payables and accrued liabilities		42		43
Short-term borrowings		(4)		4
		38		47
Long-term liabilities of operations held for sale:
Debt not maturing within one year		-		1
Deferred credits and other liabilities		1		1
Deferred income taxes		6		20
		7		22

CONTENTS

4.	INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND DILUTED

Basic and diluted income from continuing operations per common share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted income from continuing operations per common share.

Periods ended September 30	Third Quarter		Nine Months
	2003	2002	2003	2002

Numerator for basic and diluted income from continuing operations per common share:

Income from continuing operations attributable to common shareholders	116	191	150	348
Denominator (number of common shares in millions):
Denominator for basic income from continuing operations
per common share - weighted average of outstanding shares	322	321	322	321

Effect of dilutive stock options	1	1	-	2

Denominator for diluted income from continuing operations per
common share - adjusted weighted average of outstanding shares	323	322	322	323

Income from continuing operations per
common share - basic and diluted	0.36	0.59	0.47	1.07

In the third quarter and nine months of 2003, options to purchase 3,058,425 and 7,765,925 common shares, respectively (2002: 6,249,403 and 1,016,500) at a weighted average price of CAN$55.05 and CAN$49.50 per share, respectively (2002: CAN$48.79 and CAN$60.96) were outstanding during the periods but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at September 30, 2003, there were 322,040,012 (2002: 321,308,059) common shares outstanding.
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

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Currency translation

The difference between Deferred translation adjustments under Canadian GAAP and U.S. GAAP arises from the different treatment of exchange on long-term debt at January 1, 1983, resulting from the adoption of accounting standards on foreign currency translation on such date.

Investments

Under U.S. GAAP, certain portfolio investments, which are considered to be "available-for-sale" securities, are measured at market value, with the unrealized gains or losses included in Comprehensive income. Under Canadian GAAP, the concept of comprehensive income does not exist and these investments are measured at cost.

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

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

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

As a result of the new standard, as at January 1, 2003, Property, plant and equipment - cost has been increased by $140, Property, plant and equipment - accumulated depreciation has been increased by $90, Deferred credits and other liabilities have been increased by $106, Deferred income taxes have been reduced by $17 and an after-tax charge of $39 recorded in Net income for the cumulative effect of accounting change. The cumulative effect of accounting change related primarily to costs for spent potlining disposal for pots currently in operation. Net income for the year ended December 31, 2002 would not have been materially different if this standard had been adopted effective January 1, 2002. For the third quarter and nine months ended September 30, 2003, net income was reduced by $2 and $24, respectively, due to the adoption of the standard, resulting principally from higher balance sheet translation exchange losses of $18 for the nine months ended September 30, 2003, relating to Deferred credits and other liabilities.

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Recently Adopted Accounting Standards (cont'd)

The following is a reconciliation of the aggregate carrying amount of liabilities for asset retirement obligations and the pro forma impact for the year ended December 31, 2002, as if the standard had been adopted effective January 1, 2002.

		(pro forma)
For the period ended	September 30, 2003	December 31, 2002

Balance - beginning of period	389	363
Liabilities incurred	10	12
Liabilities settled	(20)	(12)
Accretion expense	15	17
Exchange	66	9
Balance - end of period	460	389

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

On July 1, 2003, the Company adopted the FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under the FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard has no impact on the Company's financial statements.

On July 1, 2003, the Company adopted the FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. This standard has no impact on the Company's financial statements.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation requires that existing unconsolidated variable interest entities be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An entity that holds a significant variable interest but is not the primary beneficiary is subject to specific disclosure requirements. On October 9, 2003 the FASB issued FIN 46-6, whereby the effective date was deferred to December 31, 2003 for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. For Alcan's existing assets, the Company does not expect its financial statements to be significantly impacted by Interpretation 46.

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of Canadian and U.S. GAAP

Periods ended September 30		Third Quarter		Nine Months
(in millions of US$, except per share amounts)	Reference	2003	2002	2003	2002

Income from continuing operations - as reported		118	192	155	351
Differences due to:
. Valuation of derivatives	(a)	(13)	(53)	15	26
. Currency translation	(b)	-	-	1	-
. Asset retirement obligations	(f)	(3)	-	(27)	-
. Other		-	5	-	5
. Deferred tax effect on the above		7	17	1	(8)

Income from continuing operations before cumulative effect of accounting changes - U.S. GAAP		109	161	145	374
Loss from discontinued operations		(18)	(1)	(131)	(3)
Cumulative effect of accounting changes - net of taxes
. Impairment of goodwill	(e)	-	-	-	(748)
. Asset retirement obligations	(f)	-	-	(39)	-
Net income (Loss) - U.S. GAAP		91	160	(25)	(377)
Dividends on preference shares		2	1	5	3

Net income (Loss) attributable to common shareholders - U.S. GAAP		89	159	(30)	(380)

Net income (Loss) per common share - basic and diluted - U.S. GAAP
Income from continuing operations		0.33	0.49	0.44	1.14
Loss from discontinued operations		(0.05)	-	(0.41)	-
Cumulative effect of accounting changes		-	-	(0.12)	(2.33)
Net income (Loss)		0.28	0.49	(0.09)	(1.19)

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of Canadian and U.S. GAAP (cont'd)
	September 30, 2003				December 31, 2002
	As			U.S.	As			U.S.
	reported	Ref.	Amount	GAAP	reported	Ref.	Amount	GAAP

Other receivables	491	(a)	15	506	542		-	542
Inventories	2,120		-	2,120	1,959	(a)	(4)	1,955
Deferred charges and other assets	689	(a)	2	691	666	(a)	(9)	663
						(c)	6
Property, plant and equipement
. Cost (excluding Construction work in progress)	18,617	(f)	141	18,758	17,630		-	17,630
. Accumulated depreciation	(8,859)	(f)	(92)	(8,951)	(8,107)		-	(8,107)
Intangible assets, net of accumulated amortization	316	(d)	142	458	318	(d)	143	461
Payables and accrued liabilities	2,520		-	2,520	2,294	(a)	17	2,311
Deferred credits and other liabilities	1,682	(a)	5	2,430	1,418	(d)	610	2,028
		(d)	610
		(f)	133
Deferred income taxes	1,263	(a)	1	1,095	1,120	(a)	(9)	963
		(d)	(148)			(d)	(148)
		(f)	(21)
Shareholders' equity
. Redeemable non-retractable preference shares	160		-	160	160		-	160
. Common shares	4,720		-	4,720	4,703		-	4,703
. Retained earnings	3,329	(a)	(7)	3,314	3,503	(a)	(20)	3,537
		(b)	55			(b)	54
		(f)	(63)
. Deferred translation adjustments	507	(b)	(55)	-	259	(b)	(54)	-
		(g)	(452)			(g)	(205)
. Other comprehensive income (loss)	-	(a)	18	150	-	(c)	6	(109)
		(d)	(320)			(d)	(320)
		(g)	452			(g)	205
Shareholders' equity	8,716		(372)	8,344	8,625		(334)	8,291

(a) Derivatives
(b) Currency translation
(c) Investments
(d) Minimum pension liability
(e) Impairment of goodwill
(f) Asset retirement obligations
(g) Deferred translation adjustments

CONTENTS

5.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of Canadian and U.S. GAAP (cont'd)

	Third Quarter		Nine Months
Comprehensive income (loss)	2003	2002	2003	2002

Net income (Loss)	91	160	(25)	(377)
Net change in deferred translation adjustments	66	(2)	247	284
Net change in excess of market value over book
value of "available-for-sale" securities	-	-	2	10
Reclassification to net income on disposal of
"available-for-sale" securities	-	-	(8)	-
Valuation of derivatives (net of tax of $(2) and $7 in the
third quarter and nine months of 2003, respectively)
Net change from periodic revaluations	3	-	30	-
Net amount reclassified to income	(7)	-	(12)	-
Net change in minimum pension liability (net of tax
of $36 for the nine months of 2002)	-	-	-	(77)
Comprehensive income (loss)	153	158	234	(160)
		September 30,	December 31,
Accumulated other comprehensive income (loss)		2003	2002

Deferred translation adjustments		452	205
Minimum pension liability		(320)	(320)
Unrealized gain on "available-for-sale" securities		-	6
Valuation of derivatives		18	-
Accumulated other comprehensive income (loss)		150	(109)

CONTENTS

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES

In 2001, the Company implemented a restructuring program aimed at safeguarding its competitiveness, resulting in a series of plant sales, closures and divestments throughout the organization.

Restructuring and asset impairment charges

The schedule below shows details of the provision balances and related cash payments for the restructuring and asset impairment charges relating to the 2001 restructuring program.
	Severance	Asset Impairment
2001	Costs	Provisions	Other	Total

Charges	111	268	29	408
Cash payments - net	(7)	-	(7)	(14)
Non-cash charges	-	(268)	-	(268)
Provision balance as at December 31	104	-	22	126

2002

Charges	36	26	27	89
Cash payments - net	(63)	-	-	(63)
Non-cash charges	(6)	(26)	(7)	(39)
Provision balance as at December 31	71	-	42	113

2003

Charges	-	4	5	9
Cash payments - net	(31)	-	(22)	(53)
Non-cash charges	-	(4)	-	(4)
Provision balance as at September 30	40	-	25	65

In the third quarter of 2003, the Company recorded charges of $5 pre-tax, $3 pre-tax in Malaysia for asset writedowns (Rolled Products Americas and Asia) and $2 pre-tax for other costs in the United Kingdom (Packaging). In the second quarter of 2003, the Company recorded a net gain of $16 pre-tax principally for the sale of the Borgofranco power facilities in Italy (Rolled Products Europe) partly offset by other costs of $2 pre-tax (Packaging). In the first quarter of 2003, the Company recorded charges of $1 pre-tax for asset writedowns (Engineered Products) and $1 pre-tax for other costs (Packaging).

CONTENTS

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2002, the Company recorded charges of $89 pre-tax related to the restructuring program, which consisted of severance costs of $36 related to workforce reductions of approximately 950 employees (Q1: nil, Q2: 295 employees, Q3: 315 employees, Q4: 340 employees), impairment of long-lived assets of $26 and other exit costs related to the shutdown of facilities of $27. Severance charges of $36 (Q1: nil, Q2: 14, Q3: 6, Q4: 16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite, Alumina and Specialty Chemicals), certain cable operations in North America (Engineered Products) and extrusion operations in Malaysia and light-gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia). Asset impairment charges of $26 (Q1: 9, Q2: nil, Q3: 13, Q4: 4) related primarily to the extrusion operations in Pieve, Italy (Engineered Products) and the Borgofranco plant in Italy (Rolled Products Europe). Other exit costs of $27 (Q1: 5, Q2: (3), Q3: (4), Q4: 29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusion operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

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

Workforce reductions relating to the 2001 restructuring program are as follows:

	2001	2002	Total
Bauxite, Alumina and Specialty Chemicals	-	380	380
Primary Metal	500	-	500
Rolled Products Americas and Asia	200	250	450
Rolled Products Europe	400	-	400
Engineered Products	-	200	200
Packaging	790	120	910
Other	300	-	300

Planned workforce reductions	2,190	950	3,140

As at September 30, 2003, approximately 2,920 of a total of 3,140 employees had been terminated.

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

CONTENTS

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

Asset Impairment Provisions
	Assets Held and Used (1)				Assets Held for Disposal (2)
			Nine Months				Nine Months
	2001	2002	2003	Total	2001	2002	2003	Total
Bauxite, Alumina and
Specialty Chemicals (3)	45	-	-	45	-	-	-	-
Primary Metal (4)	22	-	-	22	-	-	-	-
Rolled Products
Americas and Asia (7)	14	3	-	17	8	-	3	11
Rolled Products
Europe (5) (8)	79	-	-	79	22	9	-	31
Engineered Products	3	13	1	17	-	-	-	-
Packaging (6) (9)	42	1	-	43	12	-	-	12
Other	21	-	-	21	-	-	-	-
Total	226	17	1	244	42	9	3	54

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
(8) Charges principally relate to certain rolled products and recycling operations at the Pieve and Borgofranco plants in Italy.
(9) Charges principally relate to the Pharmatech rubber stopper and aluminum seals operations in the U.S.

CONTENTS

6.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

Assets Held for Disposal

	Rolled Products		Rolled Products
	Americas & Asia		Europe		Packaging		Total
	Third	Nine	Third	Nine	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months	Quarter	Months	Quarter	Months

Sales &
Operating Revenues
2002	3	16	24	74	30	88	57	178
2003	3	9	14	52	-	-	17	61
Net Operating Losses
2002	-	-	-	-	(4)	(6)	(4)	(6)
2003	-	-	(1)	(1)	-	-	(1)	(1)

	Rolled Products		Rolled Products
	Americas & Asia		Europe		Total
Assets

December 31, 2002	10		5		15
September 30, 2003	8		-		8

Liabilities
December 31, 2002	5		35		40
September 30, 2003	5		19		24

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

The restructuring program was completed in 2002, with the exception of the closure of facilities at Glasgow, U.K. and the sales of the extrusion operations in Malaysia and the recycling operations at the Borgofranco plant in Italy, all of which are planned to be completed in 2003, as scheduled per the Company's plans. The closure plans include the orderly shutdown of facilities after existing customer requirements have been satisfied and in some situations, the transfer of production operations to other facilities. The provision balance of $65 at September 30, 2003 is expected to be largely paid out in 2003.

CONTENTS

7.	INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of six operating segments; Bauxite, Alumina and Specialty Chemicals; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; and Packaging. The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring, impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products or Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products. The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company. The operating segments are described below.

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

Rolled Products Americas and Asia

Headquartered in Cleveland, U.S.A. encompassing aluminum sheet and light gauge products, operating 15 plants in five countries.

Rolled Products Europe

Headquartered in Zurich, Switzerland comprising aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock operating 11 plants in four countries.

Engineered Products

Headquartered in Neuhausen, Switzerland producing fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, building, display, electromechanical and other industrial markets, as well as sales and service centres worldwide, operating 60 plants in 20 countries.

CONTENTS

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

CONTENTS

7.	INFORMATION BY OPERATING SEGMENT (cont'd)

Periods ended September 30
Sales and operating revenues - intersegment	Third Quarter		Nine Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	211	190	643	564
Primary Metal	544	559	1,739	1,674
Rolled Products Americas and Asia	15	42	51	132
Rolled Products Europe	118	88	381	241
Engineered Products	5	3	17	12
Packaging	4	6	14	17
Intersegment and other	(897)	(888)	(2,845)	(2,640)
	-	-	-	-

Sales and operating revenues - third parties	Third Quarter		Nine Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	136	117	392	329
Primary Metal	697	589	1,893	1,765
Rolled Products Americas and Asia	869	862	2,608	2,501
Rolled Products Europe	491	485	1,530	1,370
Engineered Products	429	412	1,335	1,240
Packaging	849	691	2,375	1,961
Other	9	14	28	38
	3,480	3,170	10,161	9,204

Business Group Profit (BGP)	Third Quarter		Nine Months
	2003	2002	2003	2002

Bauxite, Alumina and Specialty Chemicals	72	78	186	205
Primary Metal	239	232	622	657
Rolled Products Americas and Asia	86	86	259	272
Rolled Products Europe	46	37	150	102
Engineered Products	28	23	72	77
Packaging	102	83	287	243

BGP (Sub-total)	573	539	1,576	1,556

Intersegment, corporate offices and other	(85)	(21)	(201)	(146)
Restructuring, impairment and other special charges	(5)	(6)	9	(26)
Depreciation and amortization	(237)	(207)	(692)	(618)
Interest	(52)	(52)	(156)	(151)
Income taxes	(77)	(64)	(369)	(265)
Minority interests	1	3	(12)	1
Income from continuing operations	118	192	155	351

CONTENTS

8.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

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

Periods ended September 30	Third Quarter		Nine Months
	2003	2002	2003	2002

Net income as reported	100	191	24	348

Compensaton expense if the fair value
method was used	5	2	9	9

Pro forma net income	95	189	15	339

Net income per common
share - basic and diluted - as reported	0.31	0.59	0.06	1.07

Pro forma net income per common
share - basic and diluted	0.29	0.59	0.03	1.04

For stock-based employee compensation awards that can be settled in cash, the compensation cost, which is based on the change in the share price during the period, is recognized in income. For the third quarter and nine months of 2003, total compensation cost (income) for such awards was $9 and $14, respectively (2002: $(5) and $(3)).

9.	INCOME TAXES

	Third Quarter		Nine Months
	2003	2002	2003	2002

Current	57	45	280	206

Deferred	20	19	89	59
	77	64	369	265

The composite of the applicable statutory corporate income tax rates in Canada is 39.2% (39.1% for 2002). In 2003, the difference between income taxes calculated at the Canadian composite rate and the amounts reported is primarily attributable to exchange, partly offset by lower tax rates in foreign jurisdictions. In 2002, the difference is primarily attributable to exchange.

CONTENTS

10.	SUPPLEMENTARY INFORMATION

Statement of Cash Flows	Third Quarter		Nine Months
	2003	2002	2003	2002
Interest paid
. Continuing operations	53	55	185	172
. Discontinued operations	1	-	1	1

Income taxes paid (recovered)
. Continuing operations	25	71	158	133
. Discontinued operations	1	(1)	-	2
11.	COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100, with mitigation and subrogation rights. BC Hydro assigned its rights to receive the power to BC Hydro's affiliate, Powerex Corporation (Powerex). On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex alleged that the power supply contract with EPMI was terminated and that Powerex was owed a termination payment of more than $100. On March 22, 2002 Alcan received a demand for payment in the amount of $100 from Powerex. On January 17, 2003, an arbitrator's decision confirmed Powerex's claim for $100. In early 2003, Alcan commenced legal proceedings in the U.S. Federal Court (Oregon) seeking judicial review of the arbitration award. Powerex also commenced a proceeding in the British Columbia Supreme Court to recognize and enforce the arbitration award. On July 10, 2003 the B.C. Supreme Court stayed the British Columbia proceedings until the U.S. Federal Court had decided the various matters before it. On September 18, 2003, a Magistrate Judge of the US Federal Court issued his recommendations. The Magistrate Judge recommended that the Company's motion for judicial review of the arbitration award be denied. On September 29, 2003, the Company filed an objection with the U.S. Federal Court objecting to the recommendations of the Magistrate Judge and Powerex shortly thereafter filed a reply to the objection. The Magistrate Judge's recommendations, the objection and the reply to the objection have been submitted to an Article 3 judge of the U.S. Federal Court who will make the final decision. A provision of $100 pre tax was recorded in the fourth quarter of 2002.

The Company has guaranteed the repayment of approximately $7 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. These guarantees are primarily for employee housing loans and potential environmental remediation at former Alcan sites.

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

CONTENTS

11.	COMMITMENTS AND CONTINGENCIES (cont'd)

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

Total interest costs in continuing operations in the third quarter and nine months of 2003 were $55 and $161 respectively (2002:  $52 and $151) of which $3 and $5 (2002: nil) were capitalized.

13.	LONG TERM DEBT

On May 1, 2003, the Company issued $500 of 4.5% global notes due May 15, 2013.

14.	SALES AND ACQUISITIONS OF BUSINESSES

9; VAW Flexible Packaging

On April 30, 2003, the Company completed the acquisition of VAW Flexible Packaging from Norsk Hydro for a cost of $341, subject to post-closing adjustments. The business combination is accounted for using the purchase method of accounting and the results of operations are included in the Consolidated Financial Statements since acquisition.

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

Also, as part of the acquisition of VAW Flexible Packaging, the Company acquired 70% of the total issued share capital of Rotopak in Turkey. Rotopak is engaged in the food flexible packaging business. On August 28, 2003, the Company acquired an additional 30% of Rotopak at a price of $24.

Assets acquired and liabilities assumed are:

Current assets	322
Deferred charges and other assets	1
Property, plant and equipment	261
Excess of purchase price over book value of net assets acquired	64
648
Current liabilities	183
Debt not maturing within one year	15
Deferred credits and other liabilities	59
Minority interests	22

Fair value of net assets	369

CONTENTS

14.	SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

The Company is in the process of determining the allocation of the excess of the purchase price over book value of net assets acquired to the fair values of the assets acquired and liabilities assumed. For financial statements reporting purposes, the excess of purchase price over book value of net assets acquired is included in Property, plant and equipment as at September 30, 2003.

Baltek Corporation

On July 1, 2003, the Company completed the acquisition of Baltek Corporation for a cost of $38. The business combination is accounted for using the purchase method of accounting and the results of operations are included in the Consolidated Financial Statements since acquisition.

Assets acquired and liabilities assumed are:

Current assets	31
Deferred charges and other assets	1
Property, plant and equipment	17
Excess of purchase price over book value of net assets acquired	9

58

Current liabilities	18
Debt not maturing within one year	1
Deferred credits and other liabilities	1

Fair value of net assets	38

The Company is in the process of determining the allocation of the excess of the purchase price over book value of net assets acquired to the fair values of the assets acquired and liabilities assumed. For financial statements reporting purposes, the excess of purchase price over book value of net assets acquired is included in Property, plant and equipment as at September 30, 2003.

Aluminium Company of Malaysia / Alcan Nikkei Siam Limited

In the third quarter of 2003, the Company increased its ownership position in Aluminium Company of Malaysia from 36% to 59% by acquiring additional shares, with a value of $30, from Nippon Light Metal Company, Ltd in exchange for its ownership in Alcan Nikkei Siam Limited in Rangsit, Thailand, with a value of $24, and a cash payment of $6. The sale of Alcan Nikkei Siam Limited resulted in the realization of deferred translation losses of $13, which is recorded in Other expenses (income) - net. Aluminium Company of Malaysia is a manufacturer of light gauge aluminum products.

Uniwood/Fome-Cor

On October 6, 2003, the Company completed the acquisition of the Uniwood/Fome-Cor division of Nevamar for $95, subject to post-closing adjustments. Uniwood/Fome-Cor is one of the largest U.S. based manufacturers of foam-based display boards, with its head offices and production facilities in Statesville, North Carolina and another production site in Glasgow, Kentucky.

Joint Venture Agreement with the Qingtonxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd. in China

On October 23, 2003, the Company announced the signing of a definitive joint venture agreement with the Qingtonxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement the Company will invest up to $150, following necessary regulatory approvals for a 50-percent participation and secure power supply in an existing 150-kilotonne modern pre-bake smelter located in the Ningxia autonomous region, in the Peoples' Republic of China. The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter. The agreement also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80 per cent of new 250-kilotonne potline, already under construction. The investment is expected to take place in the first quarter of 2004.

CONTENTS

15.	TENDER OFFER FOR PECHINEY

On July 7, 2003, the Company announced its intention to launch a tender offer to acquire all of the outstanding shares, convertible debentures, Bonus Allocation Rights and American Depositary Shares (ADSs) of Pechiney. On July 7, 2003, the Company filed its offer documents relating to the initial offer with the French Conseil des marchés financiers (CMF), the French Commission des opérations de bourse (COB) and the United States Securities and Exchange Commission (SEC). On July 16, 2003, the CMF declared the Company's initial offer acceptable (recevable). On September 12, 2003, the Company and Pechiney reached an agreement on the terms of a revised offer. On September 15, 2003, the Company filed the offer documents for the Company's revised offer with the CMF, and on September 16, 2003, the Company filed its revised offer documents with the SEC.

On October 7, 2003, following the clearance by the COB of the documentation relating to the Company's offer in France for Pechiney and the publication in France of such documentation, the CMF published the notification of the opening of the offer. Accordingly, the French offer was open for acceptance beginning on October 7, 2003.

On October 24, 2003, following the completion by the SEC of a review of Pechiney's annual disclosure documentation, the registration statement on Form S-4 filed with the SEC in connection with the U.S. offer for Pechiney was declared effective. Accordingly, the U.S. offer was open for acceptance beginning on October 27, 2003.

On October 29, 2003, the CMF set the closing date of the Company's offer in France for Pechiney. The French offer will close on November 24, 2003. The U.S. offer will close on the same date.

The offer is conditional upon the tendering to the French offer and the U.S. offer of more than 50% of the total share capital and voting rights in Pechiney, calculated on a fully diluted basis.

In the offers, the Company is offering to exchange for each Pechiney Common Share, each 10 Pechiney Bonus Allocation Rights (each Pechiney Bonus Allocation Right entitling the holder to 0.1 of a Pechiney Common Share) or each 2 Pechiney ADS (each Pechiney ADS representing one-half of one Pechiney Common Share) tendered:

  €24.60 in cash, and

  the number of the Company's Common Shares equal to 22.9 divided by the "Reference Value", defined as the greater of (a) 27.4 and (b) an average trading price of the Company's Common Shares to be determined before the open of the fifth French trading day before the expiration of the offers, this average being referred to as the "Average Value", and provided, however, that this number of the Company's Common Shares shall in no event be less than 0.6001.

The Company reserves the option to substitute an equivalent amount of cash in place of all or a portion of the Company's Common Shares to be issued as consideration in the offers, valued at the Average Value. The Company will announce before the opening in Paris of the fifth French trading day (November 17, 2003) prior to the last day of the offer period, the Average Value of the Company's Common Share for the purposes of the offers, as well as any decision to exercise its cash substitution option.

The Company is also offering to exchange €83.40 in cash for each Pechiney OCEANE (obligations à option de conversion en actions nouvelles et/ou d'échange en actions existantes) tendered.

If, following the conclusion of the U.S. offer and the French offer (including any subsequent offering period), the number of Pechiney securities tendered into the offers represents more than 95% of the capital and voting rights of Pechiney, the Company will provide the following additional consideration to the tendering Pechiney securityholders:

  €1 for each Pechiney Common Share, each 10 Pechiney Bonus Allocation Rights or each 2 Pechiney ADSs tendered

  €0.10 for each Pechiney Bonus Allocation Right tendered

  €0.50 for each Pechiney ADS tendered

  €0.40 for each Pechiney OCEANE tendered.

CONTENTS

15.	TENDER OFFER FOR PECHINEY (cont'd)

As of September 30, 2003, the total number of outstanding Pechiney common shares was 83,076,971, of which 4,767,044 were owned by Pechiney and one of its subsidiaries. As of September 30, 2003, the total number of outstanding OCEANEs was 7,908,636.

In connection with this transaction, the Company has entered into a bridge credit facility permitting borrowing in the amount of up to $4,000, which may be used to finance the acquisition of the Pechiney securities pursuant to the offers and to refinance certain debt of Pechiney.

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

CONTENTS

Item 2. Management's discussion and analysis of financial conditions and results of operations

The Company reported third quarter income from continuing operations of US$0.36 per share versus US$0.59 per share a year ago and US$0.07 per share in the second quarter of 2003.

Income from continuing operations for the third quarter of 2003 included a non-cash, after-tax charge of US$8 million (US$0.02 per share) for the effects of foreign currency balance sheet translation as compared to a gain of US$55 million (US$0.17 per share) in the year-ago quarter. Also included in income from continuing operations for the third quarter of 2003 was an after-tax net charge of US$25 million (US$0.08 per share) from Other Specified Items. Other Specified Items included the realization of deferred translation losses of US$13 million on the sale of a subsidiary in Thailand and after-tax charges of US$7 million for environmental provisions related to certain operations in the United States and Switzerland.

Foreign currency balance sheet translation effects and Other Specified Items, after-tax, resulted in a net gain of US$39 million (US$0.12 per share) in the third quarter of 2002, and a net charge of US$120 million (US$0.37 per share) in the second quarter of 2003. Other Specified Items of US$16 million in the year-ago quarter were mainly related to an asset impairment charge and increases to legal provisions. Other Specified Items in the second quarter of 2003 comprised mainly after-tax gains of US$41 million for the sale of non-core assets in Italy and a remaining portfolio investment in Japan, partially offset by US$8 million of after-tax charges for plant closures. In the first quarter, Other Specified Items were US$13 million after tax (US$0.04 per share) and comprised mainly tax adjustments relating to prior years.

The terms "foreign currency balance sheet translation" and Other Specified Items" are defined under "Definitions" below.

After including results from discontinued operations, the Company reported net income of US$100 million (US$0.31 per share) for the quarter, compared to net income of US$191 million (US$0.59 per share) in the year-ago quarter and a net loss of US$89 million (US$0.28 per share) in the second quarter of 2003.

CONSOLIDATED REVIEW

	Third Quarter		Nine Months		Second Quarter
(US$ millions, unless otherwise noted)	2003	2002	2003	2002	2003

Sales & operating revenues	3,480	3,170	10,161	9,204	3,468

Shipments (thousands of tonnes)
Ingot products *	420	359	1,139	1,033	381
Rolled Products	502	530	1,543	1,555	530
Conversion of customer-owned metal	97	102	302	272	100
Aluminum used in engineered products & packaging	127	140	418	418	144

Total aluminum volume	1,146	1,131	3,402	3,278	1,155

Ingot product realizations (US$ per tonne)	1,552	1,495	1,566	1,510	1,570

Average London Metal Exchange 3-month price
(US$ per tonne)	1,420	1,329	1,397	1,367	1,379

Included in Income from continuing operations are:
Foreign currency balance sheet translation	(8)	55	(250)	(29)	(146)
Other Specified Items	(25)	(16)	(12)	(31)	26

Income from continuing operations	118	192	155	351	24

Loss from discontinued operations	(18)	(1)	(131)	(3)	(113)

Net income (loss)	100	191	24	348	(89)
* Includes primary and secondary ingot and scrap, as well as shipments resulting form trading activities.

CONTENTS

Other Specified Items

	Third Quarter		Nine Months		Second Quarter
(US$ millions)	2003	2002	2003	2002	2003

Restructuring program
Sales of assets	-	-	18	-	18
Restructuring charges	(1)	4	(3)	(9)	(1)
Asset impairment	(2)	(11)	(3)	(20)	-
Environmental provisions	-	-	-	3	-
Gain (loss) from non-routine sales of assets, businesses
and investment	(13)	-	10	6	23
Plant closures	(3)	-	(11)	-	(8)
Legal provisions	-	(9)	-	(9)	-
Prior years' income tax adjustments	-	-	(14)	3	(3)
Environmental provisions	(7)	-	(7)	-	-
Other	1	-	(2)	(5)	(3)

Other Specified Items	(25)	(16)	(12)	(31)	26

Continuing operations

Sales and operating revenues of US$3.5 billion in the third quarter benefited from the acquisitions of packaging (VAW FlexPac) and composite (Baltek) businesses, higher metal prices and the strengthening of the Euro. Increased third-party shipments of alumina and aluminum, together with better pricing, also contributed to the improvement over the year-ago quarter. While revenues were higher than in the second quarter of 2003, they were nonetheless affected by the summer slow-down in Europe and softer demand for rolled products in the United States.

Total aluminum volume of 1,146 thousand tonnes (kt) was 15 kt higher than a year earlier but 9 kt lower than the preceding quarter. The year-over-year increase reflects incremental volume arising from the acquisition of the second tranche of the Alouette smelter in Quebec and production restarts in Kitimat, British Columbia, partially offset by lower rolled product volumes in Europe due to business exits. Compared to the second quarter, increased third-party shipments of ingot were more than offset by the seasonal decline in rolled and fabricated product demand in Europe and weaker rolled product volumes in the United States.

Ingot product realizations, at US$1,552 per tonne, were US$57 per tonne higher than in the year-ago quarter largely reflecting the benefit of higher LME prices. Compared with the second quarter, realizations declined US$18 per tonne due to lower market premia and a changed sales mix.

Income from continuing operations was US$118 million, down US$74 million from the year-ago quarter. Benefits from cost reduction initiatives and improved prices were more than offset by higher pension, fuel and recycled metal costs, higher depreciation expense and the negative impact of foreign currency balance sheet translation, which represented a loss of US$8 million in the third quarter of 2003 versus a gain of US$55 million a year earlier. Income from continuing operations rose by US$94 million compared to the second quarter of 2003, which was negatively impacted by foreign currency balance sheet translation losses of US$146 million.

CONTENTS

Discontinued operations

In line with its objective of maximizing value, the Company decided in the second quarter to sell certain non-strategic Packaging operations in order to release cash for higher value-adding opportunities. A re-evaluation of the expected proceeds on sale versus the book value of these assets resulted in an additional non-cash, after-tax impairment charge of US$22 million in the third quarter. Net of an after-tax operating profit of $4 million, the loss from discontinued operations in the third quarter was $18 million.
SEGMENT REVIEW

	Third Quarter		Nine Months		Second Quarter
(US$ millions)	2003	2002	2003	2002	2003
Business Group Profit (BGP)
Bauxite, Alumina and Specialty Chemicals	72	78	186	205	60
Primary Metal	239	232	622	657	169
Rolled Products Americas and Asia	86	86	259	272	93
Rolled Products Europe	46	37	150	102	57
Engineered Products	28	23	72	77	21
Packaging	102	83	287	243	99

BGP (sub-total)	573	539	1,576	1,556	499

Intersegment, corporate offices and other	(85)	(21)	(201)	(146)	(41)
Restructuring, impairment and other special charges	(5)	(6)	9	(26)	16
Depreciation & amortization	(237)	(207)	(692)	(618)	(231)
Interest	(52)	(52)	(156)	(151)	(56)
Income taxes	(77)	(64)	(369)	(265)	(151)
Minority interests	1	3	(12)	1	(12)

Income from continuing operations	118	192	155	351	24

Segments

Business group profit (BGP) comprises earnings before interest, taxes, depreciation and amortization excluding certain items, such as corporate costs and asset impairments, that are not under the control of the business groups. These items are managed by the Company's head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

Third quarter BGP of US$72 million for Bauxite, Alumina and Specialty Chemicals was 8% lower than the previous year. Benefits from cost initiatives and higher alumina realizations were more than offset by increased foreign currency balance sheet translation losses, higher energy costs and the impact of currency movements on operating costs. Compared to the second quarter, BGP was up by 20% mainly due to higher realizations on alumina sales and the negative impact of foreign currency balance sheet translation in the earlier quarter.

For the Primary Metal Group, BGP was US$239 million for the third quarter, up US$7 million year-over-year. The benefits from ongoing profit improvement initiatives, higher metal realizations and sales volumes more than offset the negative impact of strengthening local currencies, on both costs and balance sheet translation, as well as higher raw material and pension costs. BGP increased by 41% over the second quarter, reflecting the ongoing benefits of profit improvement initiatives, higher sales volumes, marginally better metal realizations, and the absence of foreign currency balance sheet translation losses, which were US$27 million in the earlier quarter.

CONTENTS

BGP for Rolled Products Americas and Asia, at US$86 million, was unchanged from the previous year's third quarter. Ongoing benefits from cost initiatives and the positive impact of metal pricing lags were offset by lower volumes in North America and lower recycled metal spreads. Compared to the preceding quarter, BGP declined by 8% as the positive impact of metal pricing lags and improving recycled metal spreads were more than offset by lower volumes and an unfavorable product mix in North America.

Rolled Products Europe achieved a BGP of US$46 million in the third quarter, representing an improvement of US$9 million over the year-ago quarter. Earnings benefited from an enhanced product mix, continued cost discipline and the stronger Euro. Compared to the record second quarter, BGP decreased by US$11 million mainly due to lower volumes resulting from the effects of the normal summer slow-down and tightening market conditions.

Despite continued economic weakness, Engineered Products posted a BGP of US$28 million, which was 22% higher than the year-ago quarter and 33% above the second quarter of 2003. Cost-reduction initiatives, the successful integration of the Baltek acquisition, and a stronger Euro were the main factors contributing to the improved results. Composites and cable businesses recorded solid profit improvements over both the year-ago quarter and second quarter of 2003, and profits from extrusion operations were up year over year. Automotive and transportation segments and service centers continue to be affected by weak demand. Subsequent to quarter-end, Alcan added to its composites portfolio with the acquisition of Uniwood/Fome-Cor, a manufacturer of foam-based display boards.

Packaging BGP was US$102 million in the third quarter, US$19 million ahead of the previous year, largely due to the FlexPac acquisition. Despite the adverse impact of volume weakness, results continue to improve, driven by benefits arising from foreign currency exchange, business disposals, merger synergies and restructuring programs. Packaging sales and operating revenues for the third quarter, at US$849 million, were 23% higher than a year earlier. The sharp increase reflected the FlexPac acquisition and the impact of the stronger Euro, partially offset by lower volumes. Compared to both the year-ago quarter and second quarter of 2003, demand across most segments of the flexible packaging market was markedly lower due to seasonal factors and customer de-stocking.

Reconciliation to Net income

"Intersegment, corporate offices and other" includes the elimination of profits on intersegment sales of aluminum, as well as other non-operating items. The increase of US$64 million from the year-ago quarter reflects the impact of higher pension costs, environmental provisions and the restructuring of businesses in Southeast Asia that resulted in the realization of a deferred translation loss of US$13 million on the sale of a subsidiary in Thailand. This sale completes the restructuring that started in the second quarter with the disposal of the Company's remaining portfolio investment in Nippon Light Metal Company, Ltd., which generated a gain of US$33 million.

Restructuring, impairment and other special charges for the third quarter arose mainly from operations in the United Kingdom and Malaysia. The second quarter of 2003 included a gain on sale of non-core assets in Italy amounting to US$18 million.

Depreciation and amortization of US$237 million was US$30 million higher than in the year-ago quarter largely due to the impact of the stronger Euro, the purchase of FlexPac and increased ownership in the Alouette smelter. Compared to the second quarter of 2003, depreciation was US$6 million higher due in large part to the FlexPac acquisition.

The Company's effective tax rate on income from continuing operations was 40% in the quarter and 69% for the first nine months of the year, reflecting the effects of balance sheet translation and Other Specified Items. Included in the quarter's results was the realization of a non-tax deductible deferred translation loss on the sale of the Company's subsidiary in Thailand. Currency-related items increased the effective tax rate by 7 percentage points for the quarter and 39 percentage points for year to date.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities during the first nine months of 2003 amounted to US$1,190 million compared to US$1,078 million in the comparable period of 2002. The improvement mainly reflects ongoing efforts to reduce operating working capital levels, which have declined $74 million in the first nine months of 2003.

CONTENTS

Financing Activities

Cash used for financing activities in the first nine months of 2003 was US$241 million compared to US$378 million in the same period in 2002. In the second quarter of 2003, the Company issued US$500 million of 4.5% global notes due May 15, 2013. Net proceeds were used to fund the acquisition of VAW FlexPac and retire commercial paper.

With debt of $3,931 million at the end of the third quarter, debt as a percentage of invested capital was 31% as compared to 32% at both the end of the second quarter of 2003 and the end of the year-ago third quarter. Debt as a percent of invested capital does not have a uniform definition. Because other issuers may calculate debt as a percent of invested capital differently, our calculation may not be comparable to other issuers' calculations. The reconciliations of borrowings, equity and total invested capital in the table below are presented to explain our calculation. The figure is calculated by dividing borrowings into total invested capital. Total invested capital is equal to the sum of borrowings and equity. Borrowings is the sum of the amounts for short-term borrowings, debt maturing within one year, debt not maturing within one year and debt of operations held for sale. Equity is the sum of the amounts for common shareholders' equity, redeemable non-retractable preference shares and minority interests. Minority interests, which represent the equity in the Company's consolidated subsidiaries that is owned by third parties, are included in equity as the Company believes that, for purposes of calculating debt as a percent of invested capital, minority interests have characteristics that are more similar to equity than to debt. Minority interests do not have characteristics such as fixed payment terms or interest terms that are associated with debt. The full amount of debt of consolidated subsidiaries is included in borrowings and accordingly, equity, for purposes of calculating debt as a percent of invested capital, includes both the Company's equity in consolidated subsidiaries and the minority interest shareholders' equity in the Company's consolidated subsidiaries. The Company believes that debt as a percent of invested capital can be a useful supplemental measure of the Company's financial leverage because it indicates the extent to which it is financed by debtholders. The measure is widely used to assess the relative amounts of capital put at risk by debtholders and equity investors.

	30 September		30 June
(US$ millions, unless otherwise noted)	2003	2002	2003
Debt
Short-term borrowings - continuing operations	385	384	348
Short-term borrowings - discontinued operations	(4)	2	-
Debt maturing within one year	181	612	235
Debt not maturing within one year	3,369	3,042	3,517

Debt	3,931	4,040	4,100
Equity
Minority interest	148	139	195
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	8,556	8,366	8,431

Equity	8,864	8,665	8,786

Total invested capital	12,795	12,705	12,886

Debt as a percent of invested capital (%)	31%	32%	32%

Interest expense of US$52 million was unchanged from the year-ago quarter and US$4 million lower than in the preceding quarter.

Investment Activities

Capital expenditures during the first nine months of 2003 were US$578 million compared to US$413 million a year earlier. The increase principally reflects the impact of exchange rates and accelerated spending for the expansion of the Alouette smelter in Quebec, in which Alcan has a 40% interest. Capital expenditures for the full year are expected to be below depreciation expense.

CONTENTS

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

The Company's critical accounting policies are more fully described in the Management's Discussion and Analysis, while a description of significant accounting policies is included in note 2 to the Consolidated Financial Statements, both contained in the Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission on September 11, 2003, (the "Form 10-K/A").

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

Definitions

"GAAP" refers to Canadian Generally Accepted Accounting Principles.

The term "foreign currency balance sheet translation" means gains and losses arising from translating balance sheet items mainly in Canadian and Australian dollars (principally accounts payable, deferred credits and other liabilities, and deferred income taxes) at period-end exchange rates.

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

CONTENTS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at September 30, 2003 net of its invested surplus cash and time deposits at September 30, 2003 would be to reduce net income for 2003 by $1 million. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see page 34 of the Form 10-K/A.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding at September 30, 2003.

In US$ millions, except for
average contract rate									Total
									nominal	Fair
		2003	2004	2005	2006	2007	2008	2009	amount	value
To purchase USD against
the foreign currency
CHF	Nominal amount	26	41	31	18	2	1	1	120	(7)
	Average contract rate	1.452	1.415	1.357	1.312	1.287	1.261	1.238

To sell USD against the
foreign currency
EUR	Nominal amount(1)	1,131	-	-	-	-	-	-	1,131	16
	Average contract rate	1.176	-	-	-	-	-	-
AUD	Nominal amount	60	147	-	-	-	-	-	207	38
	Average contract rate	0.529	0.550	-	-	-	-	-
GBP	Nominal amount	10	4	6	-	-	-	-	20	1
	Average contract rate	1.598	1.420	1.555	-	-	-	-

To sell EUR against the
foreign currency
USD	Nominal amount	90	121	56	18	11	10	5	311	(17)
	Average contract rate	1.075	1.081	1.098	1.079	1.064	1.088	1.125
CHF	Nominal amount	43	5	4	4	4	4	3	67	1
	Average contract rate	1.545	1.521	1.499	1.480	1.461	1.443	1.427
GBP	Nominal amount	19	8	2	-	-	-	-	29	1
	Average contract rate	1.436	1.369	1.383	-	-	-	-

(1)	Option contracts to purchase EUR for the anticipated acquisition of Pechiney

CONTENTS

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

In US$ millions, except for
average contract rate									Total
									nominal	Fair
		2003	2004	2005	2006	2007	2008	2009	amount	value
To purchase USD against
the foreign currency
CHF	Nominal amount	60	18	5	3	-	-	-	86	(5)
	Average contract rate	1.085	1.460	1.203	1.190	-	-	-
GBP	Nominal amount	15	-	-	-	-	-	-	15	(1)
	Average contract rate	1.541	-	-	-	-	-	-

To sell USD against the
foreign currency
AUD	Nominal amount	186	122	-	-	-	-	-	308	9
	Average contract rate	0.532	0.550	-	-	-	-	-
BRL	Nominal amount	29	-	-	-	-	-	-	29	(1)
	Average contract rate	3.400	-	-	-	-	-	-

To purchase EUR against
the foreign currency
GBP	Nominal amount	22	1	-	-	-	-	-	23	-
	Average contract rate	0.641	0.637	-	-	-	-	-

To sell EUR against the
foreign currency
USD	Nominal amount	231	16	4	4	3	2	-	260	(10)
	Average contract rate	0.977	0.953	0.959	0.960	0.963	0.968	-
CHF	Nominal amount	128	-	-	-	-	-	-	128	-
	Average contract rate	1.457	-	-	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see page 33 of the Form 10-K/A.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at September 30, 2003 would be to reduce net income over the period ending December 2009 by approximately $1 million, relating to forward contracts (principally forward purchase contracts). These results reflect a 10% reduction from the September 30, 2003, three-month LME aluminum closing price of $1,421 and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at September 30, 2003.

CONTENTS

Virtually all of the Company's aluminum forward contract positions are taken out to hedge those future purchases of metal which are required for firm sales commitments to fabricated products customers. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the purchases being hedged.

Transactions in metal related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 10,000 tonnes, which is marked to market. In addition, see the Form 10-K/A, pages 21 and 22.

Item 4. Disclosure Controls and Procedures

As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

CONTENTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 11 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2., 3., 4. and 5.

The registrant has nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i)	a report on Form 8-K was filed on July 8, 2003 under Item 5 thereof, reporting that Alcan had announced plans to launch a tender offer for the securities of Pechiney.

ii)

a report on Form 8-K was furnished on July 22, 2003 under Item 12 thereof, in connection with the earnings release reporting the Company's financial results for the three-month and six-month periods ended June 30, 2003.

	iii)	a report on Form 8-K/A was filed on August 1, 2003 amending the report on Form 8-K filed on May 2, 2003 under Item 5 thereof, reporting that Alcan closed the sale of USD 500,000,000 principal amount of its 4.50% notes due 2013 pursuant to an underwritten offering under Registration Statement No. 333-85998 on Form S-3 filed under the Securities Act of 1933, as amended.

	iv)	a report on Form 8-K was filed on September 11, 2003 under Item 5 thereof, defining certain financial measures contained in the 2002 Annual Report which is incorporated by reference in the Form 10-K for the year ended December 31, 2002.

	v)	a report on Form 8-K was filed on September 15, 2003 under Item 5 thereof, announcing that the board of directors of Pechiney had agreed to recommend Alcan's proposed revised cash/share offer for the securities of Pechiney.

	vi)	a report on Form 8-K was filed on October 22, 2003 under Item 5 and furnished under Item 12 thereof, in connection with the earnings release reporting the Company's financial results for the three-month and nine-month periods ended September 30, 2003.

CONTENTS

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCAN INC.

Dated:	November 13, 2003	By:	/s/ Thomas J. Harrington
Thomas J. Harrington
Vice President and Controller
(A Duly Authorized Officer)

CONTENTS

EXHIBIT INDEX

Exhibit Number	Description

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CONTENTS