Form 10-K
period 2003-12-31
ALCAN INC
filed 2004-03-15
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[4]       Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended
31 December 2003

OR

[  ]  Transition Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
Commission file number 1-3677

Alcan Inc.

Incorporated in:	I.R.S. Employer Identification No.:
Canada	Not applicable

1188 Sherbrooke Street West,
Montreal, Quebec, Canada H3A 3G2	Telephone: (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares without nominal or par value	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

4 7/8% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes 4 No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ 4 ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes 4 No __.

The aggregate market value of the voting stock
held by non-affiliates:	USD 10,067 million, as of 30 June 2003

Common Stock of Registrant outstanding:	367,809,292 Common Shares,
as of 3 March 2004

Documents incorporated by reference:	Portions of the Annual Report to Shareholders for
the fiscal year ended 31 December 2003

Portions of the Proxy Circular for the Annual
Meeting to be held on 22 April 2004

INDEX TO ALCAN INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I
Item 1 and 2 Business and Properties
Overview of Operating Segments
History/Recent Developments
Alcan Business Groups
Bauxite and Alumina
Primary Metal
Rolled Products Americas and Asia
Rolled Products Europe
Engineered Products
Packaging
Pechiney Business Sectors
Primary Aluminum
Aluminum Conversion
Packaging
International Trade
Information by Geographic Areas
Research and Development
Environment, Health and Safety Matters
Properties
Employees
Patents, Licenses and Trademarks
Competition and Government Regulations
Item 3 Legal Proceedings
Environmental Matters
Other Matters
Item 4 Submission of Matters to a Vote of Security Holders

PART II
Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6 Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A Quantitative and Qualitative Disclosures about Market Risk
Item 8 Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A Controls and Procedures

PART III
Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions
Item 14 Principal Accountant Fees and Services

PART IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Consent of Independent Accountants

PART I

In this report, unless the context otherwise requires, the following definitions apply:

"Alcan", "Company", "Registrant" or the "Issuer" means Alcan Inc. and, where applicable, one or more Subsidiaries,

"Algroup" means Alusuisse Group Ltd. (now Alcan Holdings Switzerland Ltd.), a Subsidiary of Alcan following the Algroup Combination,

"Algroup Combination" means the process by which Algroup became a Subsidiary of Alcan on 17 October 2000, through the completion of a share exchange offer by Alcan for the shares of Algroup,

"Annual Report" means Alcan's Annual Report to Shareholders for the year ended 31 December 2003,

"Business Group" refers to each of Alcan's six business groups, Bauxite and Alumina, Primary Metal, Rolled Products Americas and Asia, Rolled Products Europe, Engineered Products and Packaging,

"Board" or "Board of Directors" means the board of directors of Alcan,

"Director" means a director of Alcan,

"Dollars" or "$" means U.S. Dollars, unless otherwise specified,

"Executive Officers" means the President and Chief Executive Officer, the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Treasurer, the Controller and the Corporate Secretary of Alcan,

"Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking some commercial enterprise and proportionately consolidated to the extent of Alcan's participation, but in which Alcan does not hold or exercise a controlling interest,

"LME" means the London Metal Exchange,

"Proxy Circular" means the management proxy circular prepared in connection with Alcan's Annual Meeting of Shareholders to be held on 22 April 2004, and any adjournment thereof,

"Pechiney" means Pechiney, a French société anonyme, a Subsidiary of the Company following the Pechiney Combination,

"Pechiney Combination" means the process by which Pechiney became a Subsidiary of Alcan on 15 December 2003, through the completion of a cash and Shares offer by Alcan for the securities of Pechiney,

"Related Company" means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management, but does not include a company in a Joint Venture,

"Share" or "Common Share" means a common share in the capital of Alcan,

"Subsidiary" means a company controlled, directly or indirectly, by Alcan,

"tonne" means a metric tonne of 1,000 kilograms or 2,204.6 pounds, and

"UBC" means a used beverage can.

Unless otherwise expressly indicated, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form is incorporated by reference to the Annual Report and to the Proxy Circular. Such information is specifically identified herein, including by the reference "See Annual Report..." or "See Proxy Circular...". With the exception of such information specifically incorporated by reference, the Annual Report and the Proxy Circular are not to be deemed filed as part of this Form 10-K Report. Information incorporated by reference is considered to be part of this report, and information filed later with the Securities and Exchange Commission ("SEC") will automatically update and supercede this information.

Special Note Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Terms such as ''believes'', ''expects'', ''may'', ''will'', ''could'', ''should'', ''anticipates'', ''estimates'', "intends" and ''plans'' and the negatives of and variations on terms such as these signify forward-looking statements. Because these forward-looking statements include risks and uncertainties, readers are cautioned that actual results may differ materially from the results expressed in or implied by the statements.

The following factors, among others, could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:

  changes in global supply and demand conditions for aluminum and other products;

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

  the effect of integrating acquired businesses and the ability to attain expected benefits from acquisitions;

  potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration of Pechiney;

  major changes in technology that affect Alcan's competitiveness;

  the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives;

  changes in prevailing interest rates and equity market returns related to pension plan investments, which may result in our being required to make larger than expected pension plan contributions;

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis section of Alcan's Annual Report, on page 47 thereof. The text under such heading is incorporated herein by reference.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Alcan files annual, quarterly and special reports and other information with the SEC. Any document so filed can be viewed at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Alcan's SEC filings are also available to the public over the Internet at the SEC's web site at http://www.sec.gov or through Alcan's website at http://www.alcan.com. Alcan's website also includes the Charters of its Board of Directors and of its four Committees of the Board of Directors: the Corporate Governance, the Audit, the Human Resources and the Environment, Health & Safety Committees, as well as its Worldwide Code of Employee and Business Conduct, available in nine languages.

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in many aspects of the aluminum and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, production of specialty chemicals, aluminum smelting, manufacturing and recycling, flexible and specialty packaging, as well as related research and development.

On 15 December 2003, through the Pechiney Combination, Alcan acquired a majority of the shares of Pechiney, a French aluminum and packaging company, which then became a Subsidiary. Alcan subsequently became owner of all outstanding Pechiney common shares, Pechiney Bonus Allocation Rights, Pechiney OCEANEs and Pechiney American Depositary Shares as a result of a re-opened offer that was completed on 15 January 2004 and a subsequent withdrawal offer and compulsory acquisition, made in accordance with French securities regulations, completed on 6 February 2004. The integration of Pechiney is being actively implemented. After accounting for the Pechiney Combination, Alcan employs 88,000 people in 63 countries.

A.	OVERVIEW OF OPERATING SEGMENTS

The Company operates through six Business Groups, each responsible for different business units of which they are comprised. In 2004, Pechiney's business operations will be integrated into these Business Groups, but for the purposes of this report its operating sectors are presented separately, as is certain other information pertaining to Pechiney.

The Operating Segments of the Company are:

1.1	Bauxite and Alumina, headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining, alumina refining and the production of specialty aluminas, owning and/or operating seven bauxite mines and deposits in five countries, five smelter-grade alumina plants in three countries and three specialty alumina plants in two countries;

1.2	Primary Metal, also headquartered in Montreal, this group comprises smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services and trading operations for alumina and aluminum, operating or having interests in 16 smelters in seven countries. Alcan has committed to establish the operational headquarters of its European primary aluminum business in France;

1.3	Rolled Products Americas and Asia, headquartered in Cleveland, U.S., this group produces aluminum sheet and light gauge products, operating 15 plants in five countries;

1.4

Rolled Products Europe, headquartered in Zurich, Switzerland, this group produces aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock production, operating 11 plants in four countries;

1.5

Engineered Products, headquartered in Neuhausen, Switzerland, this group produces fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, building, display, electromechanical and other industrial markets, and includes sales and service centres throughout Europe, operating 66 plants in 20 countries. Alcan has committed to establish the global operational headquarters of its engineered products group in France; and

1.6

Packaging, also headquartered in Zurich, this group consists of Alcan's worldwide food flexible, foil, tobacco, pharmaceutical and personal care packaging businesses, operating 84 plants in 18 countries. Alcan has committed to establish, the global operational headquarters of its packaging business in Paris.

1.7	Pechiney's Operating Sectors and International Trade Division:

1.7.1

Primary Aluminum, headquartered in Paris, France, this group comprises Pechiney's worldwide activities related to bauxite mining, alumina refining, smelting operations and the production of silicon and ferroalloys, operating two bauxite mines and deposits in two countries, six alumina plants (three alumina refineries and three specialty alumina plants) in four countries and eight smelters in six countries.

1.7.2

Aluminum Conversion, headquartered in Paris, this group consists of Pechiney's aluminum semi-finished products, hard and soft alloy, flat rolled products and extrusions, operating 25 plants in six countries and one research centre.

1.7.3

Packaging, headquartered in Paris, this group consists of Pechiney's plastics packaging, Cebal Tubes (Europe-Asia, Americas), Cebal Aerosols, Techpack International and caps and overcaps, operating 91 plants in 18 countries.

1.7.4	International Trade, headquartered in Paris, this division consists of Pechiney's sales network, trading activities and distribution network, through 50 entities operating in 60 countries.

Alcan's corporate head office, located in Montreal, focuses on strategy development, while overseeing governance, policy, legal, compliance, human resources and finance matters.

See Annual Report, page 97, Note 30 to the Consolidated Financial Statements for selected information by operating segment.

The balance sheet of Pechiney is included in Alcan's Consolidated Financial Statements as at 31 December 2003. However, the results of operations and operating cash flows of Pechiney will be included in the Company's Consolidated Financial Statements beginning 1 January 2004.

B.	HISTORY / RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada. It was formed as a subsidiary of the Pittsburgh Reduction Company, one of the founding companies of the aluminum industry, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, the international operations and domestic U.S. operations were separated into two competing companies that became Alcan and Alcoa Inc., respectively. During the Second World War substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the post-war period, Alcan expanded internationally and invested in fabricating activities to stimulate demand for its primary metal production.

In October 2000, Alcan consummated the Algroup Combination, which valued Algroup at approximately $5.7 billion. The Algroup Combination substantially expanded Alcan's presence in Europe. In addition, the Algroup Combination, together with Alcan's strategic focus and industry trends, increased the importance of packaging to Alcan's overall business mix. The Pechiney Combination has continued Alcan's international expansion and has further increased the importance of packaging.

Today, Alcan is a multinational company engaged in all aspects of the aluminum and packaging industries on an international scale.

1.	Alcan's Recent Developments

Since the beginning of 2003, Alcan reported the major events related to its business and corporate governance described below. Events related to the Pechiney Combination are described under the heading "The Acquisition of Pechiney" below.

On 29 January 2003, Alcan announced the construction of a new potlining center adjacent to the new Alma smelter, for a total investment of CAN$60 million.

On 17 March 2003, Alcan announced that Messrs. L. Denis Desautels and Milton K. Wong would be candidates for election to the Board of Directors at the annual meeting to be held in Montreal on 24 April 2003. Mr. Desautels is executive-in-residence at the School of Management of the University of Ottawa Centre on Governance and was Auditor General of Canada from 1991 to 2001. Mr. Wong is chairman of HSBC Asset Management (Canada) Limited and Chancellor of Simon Fraser University in British Columbia.

On 23 April 2003, the Company announced that it reduced total greenhouse gas ("GHG") emissions in 2001 and 2002 by an average of 1.45 million tonnes, surpassing its original goal by over one million tonnes per year, including both direct and indirect emissions. These reductions stem from Alcan's long-term emissions reduction program called TARGET, launched in 2001. Numerous GHG reduction programs such as improvements in process technology and the management of operational processes as well as energy efficiency improvements have been implemented across the Company.

On 28 April 2003, the Company announced a public offering in the U.S. of $500 million 4 1/2 % global notes, due 15 May 2013, which closed 1 May 2003. Net proceeds to the Company from the sale of the notes were used to help fund the acquisition of VAW Flexible Packaging ("FlexPac") and to refinance maturing long-term debt.

On 30 April 2003, Alcan announced that it had completed the acquisition of FlexPac from Norsk Hydro for approximately $361 million. FlexPac includes 14 high-quality flexible packaging plants in eight countries and 5,400 employees.

On 10 June 2003, Travis Engen, President and Chief Executive Officer of the Company, committed that the Company will work to ensure that all its operations, including its head office in Montreal, achieve ISO 14001, an environmental management standard, and OHSAS 18001, a health and safety management standard, certification by the end of 2004. Compliance with the two standards constitutes two components of Alcan's integrated Environment, Health and Safety management system (EHS FIRST).

On 1 July 2003, the Company announced that it had completed the acquisition of Baltek Corporation, the world's leading supplier of balsa-based structural core materials, for $35 million. This followed the approval by the Baltek shareholders. Prior to its acquisition, Baltek was a NASDAQ-listed company, headquartered in New Jersey, with operations in the United States, Ecuador and Western Europe. The company became part of the Alcan Composites business unit of the Engineered Products Business Group.

On 16 September 2003, the Company announced a CAN$25 million investment for the construction of a new manufacturing facility for the production of aluminum structural assemblies for the automotive industry in the Saguenay region of Quebec. The facility is expected to produce aluminum bumpers and side-impact beams, instrument panel supports and other weight saving structural sub-systems and will form part of the Engineered Products Business Group.

On 26 September 2003, the Company announced the appointment of Mrs. Christine Morin-Postel as Director of the Company and the departure of Mr. Clarence Chandran from the Board of Directors. Mrs. Morin-Postel serves on the Boards of Arlington Capital Europe, 3i Group plc and Pilkington plc. Until her recent retirement, she was executive vice president in charge of human resources at Suez Group and formerly CEO of Société Générale de Belgique. Mr. Chandran, a Director since 2001, elected to leave as a result of his appointment as an officer of CGI Group Inc., a significant outsourcing service provider to Alcan.

On 6 October 2003, Alcan announced that it had acquired the Uniwood/Fome-Cor Division of Nevamar for $95 million. Uniwood/Fome-Cor produces high performance foamboard materials used in the display and graphic arts market. The acquired company became part of the Alcan Composites business unit within the Engineered Products Business Group.

On 8 October 2003, the Company announced that it had increased its ownership position in the Aluminium Company of Malaysia ("ALCOM") from 36% to 59%. ALCOM is a manufacturer of light gauge aluminum products. Alcan acquired the additional shares from Nippon Light Metal in exchange for its ownership in Alcan Nikkei Siam Limited in Rangsit, Thailand. ALCOM employs 360 people at its Bukit Raja operation located near Kuala Lumpur.

On 15 October 2003, Alcan announced that it had selected the LSL Joint Venture to do a definitive feasibility study preliminary to the engineering, procurement and construction management project for the proposed expansion of Alcan's alumina refinery at Gove, in the Northern Territory of Australia. This potential expansion would increase Alcan's capacity for smelter-grade alumina production from 2 million tonnes per annum ("Mtpa") to approximately 3.5 Mtpa. Alcan expects to complete this and other studies by mid-2004 and, depending on the outcome of the studies, to potentially commission the expansion by 2007.

On 17 October 2003, the Company announced that it had developed a sustainable solution for the treatment of spent potlining and would invest up to CAN$150 million in the construction of a treatment plant in the Saguenay region. The technology which will be used at the plant was developed by Alcan's R&D team in Quebec. The construction of the 80,000 tonne-per-year treatment facility using Alcan's low caustic leaching & liming process is expected to begin in the second quarter of 2004.

On 23 October 2003, Alcan signed a definitive joint venture agreement with Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement, Alcan will invest up to $150 million, for a 50% participation and a secure power supply in an existing 150,000 tonnes modern pre-bake smelter located in the Ningxia autonomous region, in the People's Republic of China. The agreement also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250,000-tonne potline already under construction. The investment is expected to take place in the first quarter of 2004.

On 30 December 2003, Alcan acquired the remaining 65% stake in the Aluminium Dunkerque smelter, located in Dunkerque, France, from the smelter's financial partners through its subsidiary, Pechiney, which already owned a 35% share of the smelter. The acquisition of the smelter was made for €248 million. The transaction also resulted in the assumption by Alcan of an additional $128 million in debt.

On 22 January 2004, the Company announced that it will permanently halt production at its 60-year-old Jonquière Söderberg primary aluminum facility, in the Saguenay region of Quebec, by the second quarter of 2004. Compared to the other Alcan smelters in Quebec, the Jonquière Söderberg plant had the highest production costs, faced the greatest environmental challenges and was one the of the least energy efficient. The Company plans to close the four Söderberg potlines between February and April 2004. The closure will directly impact approximately 550 jobs in total, but Alcan will work closely with employee representatives to minimize layoffs and the impact on employees.

On 17 February 2004, the Company announced the appointment of Mr. Yves Mansion and Mr. Jean-Paul Jacamon as Directors of the Company. Mr. Mansion is chief executive officer of Société Foncière Lyonnaise and a member of the French Collège de l'Autorité des marchés financiers. He was group managing director of Assurances Générales de France from 1990 to 2001. Mr. Mansion is a member of the supervisory board of Euler Hermes and deputy director of l'Entreprise de Recherche et d'activités pétrolières. Mr. Jacamon is non-executive chairman of Bonna Sabla and of Gardiner Group. He was chief operating officer and director of Schneider Electric from 1996 to 2002. He is a director of Le Carbone Lorraine, STACI and AMEC plc. He is also chairman of Eureka (a European governmental organization responsible for research and development projects). Mr. Mansion and Mr. Jacamon both served on the board of directors of Pechiney, since 1994 and 2002 respectively.

2.	The Acquisition of Pechiney

2.1	Pechiney Background

Pechiney was a publicly traded company with shares listed on the Euronext Paris Stock Exchange until 6 February 2004 and Pechiney American Depositary Shares ("ADSs") listed on the New York Stock Exchange until 20 January 2004.

Pechiney operates in three core businesses: the production of primary aluminum, the production of fabricated aluminum products and the production of packaging materials. Pechiney's other businesses also include Ferroalloys and International Trade.

In 2003, Pechiney achieved sales and operating revenues of €10,812 million and employed 34,000 employees.

2.2	Alcan's offer for Pechiney

Alcan's offer to acquire all of the outstanding Pechiney common shares, Pechiney Bonus Allocation Rights, Pechiney OCEANEs (convertible debentures) and Pechiney ADS (collectively "Pechiney securities") was made through two separate offers:

-	a French offer open to all holders of Pechiney securities (other than Pechiney ADSs), located in France and outside of France (but not in Canada and the United States) if, pursuant to the local laws and regulations applicable to such holders, they were permitted to participate in the French offer, and

-	a U.S. offer open to all holders of Pechiney securities who were located in the U.S. and Canada and to all holders of Pechiney ADSs, wherever located.

2.2.1	Timeline

Beginning in May 2003, members of Alcan's management, assisted by advisors, conducted a review of the feasibility of a transaction combining Alcan and Pechiney. Alcan's management presented the results of its analysis and views concerning the potential for an Alcan-Pechiney business combination, including summaries of confidential discussions with the European Commission's Merger Task Force, to Alcan's Board of Directors at meetings held on 3 June 2003 and 26 June 2003.

On 2 July 2003, Alcan's Board of Directors held a meeting to discuss further the potential Pechiney Combination and received additional input from Alcan's management and advisors. After further review and discussion, the Directors present unanimously agreed and directed that the Company should pursue the Pechiney Combination.

On 4 July 2003, Mr. Engen met with Mr. Rodier and presented to him the business case for the Pechiney Combination. Mr. Rodier advised that he was not then in a position to formally respond.

On 5 July 2003, Mr. Engen met again with Mr. Rodier in Paris. Mr. Engen and Mr. Rodier together discussed the timeline for a potential Alcan offer. Mr. Rodier indicated that discussions among Pechiney's directors had begun and that three key criteria in assessing the merits of any offer would be price, the views of Pechiney's key managers with respect to potential acquirers of Pechiney and competition and antitrust issues.

On 7 July 2003, Alcan announced plans to launch a tender offer for Pechiney and filed its offer documents with the French Conseil des marchés financiers ("CMF"), the French Commission des opérations de bourse ("COB") and the SEC. The offer valued each Pechiney common share at €41. The offer consisted of 60% in cash and 40% in new Alcan Common Shares. The main characteristics of the offer included:

-	Principal mixed offer : €123 in cash and three Alcan Shares for five Pechiney common shares;
-	Subsidiary cash offer : €41 per each Pechiney common share;
-	Subsidiary share offer : three Alcan Shares for every two Pechiney common shares;
-	These two subsidiary offers would need to respect the final portion of 60% in cash and 40% in Alcan shares; and
-	Offer for OCEANEs : €81.70 in cash for each OCEANE.

The offer was subject to the following conditions:

-	competition approvals from the European Commission and the U.S. Department of Justice ("DOJ"); and
-	receiving valid acceptances in respect of more than 50% of the total share capital and voting rights in Pechiney, calculated on a fully diluted basis.

On 8 July 2003, Pechiney's board of directors rejected the Alcan offer.

On 16 July 2003, the CMF declared Alcan's offer acceptable.

On 14 August 2003, Alcan filed the notification of its offer for Pechiney with the European Commission, and on 18 August 2003, it offered commitments for divestiture in relation to the European markets for certain aluminum flat rolled products, aluminum aerosol cans and aluminum cartridges. As a result of this notification and these commitments, the European Commission's initial competition review period, or "Phase I'' review, ended on 29 September 2003.

On 20 August 2003, Mr. Engen met with Mr. Rodier and discussed issues relating to the European competition approval process and factors relevant to the price Alcan was willing to pay. They agreed that their investment bankers should meet.

Discussions took place in August 2003 between Alcan's investment bankers and Pechiney's investment bankers to discuss potential modifications of the financial terms of the offer. Pechiney's investment bankers met with Alcan's investment bankers on 28 August 2003 and communicated to them that Pechiney believed the proposed offer was insufficient.

On 29 August 2003, Alcan filed its Hart-Scott-Rodino notification form in the U.S., triggering a 30-day waiting period under the U.S. antitrust laws, which ended on 29 September 2003.

On 31 August 2003, at Pechiney's request, Alcan submitted a written proposal. This proposal was contingent on the Pechiney board of directors' acceptance at a meeting scheduled for that day. The financial terms of the proposal stated that an additional Euro of consideration would be payable if 95% of Pechiney's securities were tendered. The proposal also addressed certain social and employment issues. However, Alcan was later informed that the Pechiney board of directors had rejected its proposal.

Alcan announced on 1 September 2003 that, because its proposal had not been accepted by the Pechiney board of directors, the proposal had lapsed and discussions with Pechiney had ended and Alcan would proceed with its offer.

On 4 September 2003, Mr. Rodier contacted Mr. Engen's office seeking to reopen discussions.

On 5 September 2003, Alcan announced that the French Ministry of Economy, Finance and Industry cleared Alcan's offer to acquire Pechiney securities. Alcan committed that the combined Company's worldwide headquarters would be in Montreal but, reflecting Alcan's significantly increased industrial presence in France, Alcan would locate the world headquarters of the combined entity's packaging business in Paris, while the European headquarters for primary aluminum operations, the world headquarters for engineering and aerospace operations and the global headquarters for new cell technology development would be located in France.

On 11 September 2003, Mr. Rodier met with Mr. Engen to discuss potential changes to the terms of Alcan's offer that could be proposed to Pechiney's board of directors. On 12 September 2003, Mr. Engen and Mr. Rodier exchanged a letter attaching the terms of revised offer. That same day, Alcan announced that the board of directors of Pechiney recommended the revised offer of Alcan as detailed below:

Per Pechiney Common Share/10 Bonus Allocation Rights:

-	Cash: €24.60 per Pechiney common share, subject to increase as described below, and
-

Alcan Shares: €22.90 in Alcan Shares per Pechiney common share, each Alcan Share would be valued at the greater of (x) €27.40 or (y) the volume-weighed average of the Alcan stock price on the New York Stock Exchange for ten trading days chosen at random from 30 trading days ending five days prior to the close of the offer (with each day's price expressed in Euros based upon €/$ exchange rate on the same ten trading days).

Per Pechiney OCEANEs:

-	€83.40 per Pechiney OCEANE, subject to increase as described below.

Increase in Offer Price:

-	If the offer was successful and more than 95% of Pechiney's share capital and voting rights on a fully diluted basis were tendered in the offer (including any re-opened offer), Alcan would provide all Pechiney security holders that have tendered their securities with:

	-	an additional €1 in cash for each Pechiney common share tendered;
	-	an additional €0.10 in cash for each Pechiney Bonus Allocation Rights tendered;
	-	an additional €0.40 in cash for each OCEANE and
	-	an additional €0.50 in cash for each Pechiney ADS tendered.

On 15 September 2003, Alcan filed documents relating to its revised offer for Pechiney with the CMF and the COB, and on 16 September 2003, Alcan filed the revised offer documents with the SEC.

On 22 September 2003, the CMF declared Alcan's revised offer for Pechiney to be acceptable (recevable), and this decision was released on 29 September 2003.

On 29 September 2003, Alcan announced the European Commission had granted clearance of Alcan's revised offer for the acquisition of Pechiney, subject to agreed conditions and commitments. To meet the Commission's regulatory concerns in relation to aluminum flat-rolled products, Alcan undertook to divest either its 50% share in the AluNorf rolling mill and its Göttingen and Nachterstedt rolling mills or Pechiney's rolling mills at Neuf-Brisach, Rugles and, if necessary, the Annecy rolling mill. Alcan's Latchford recycling/casting operations could also be added to either the AluNorf or Neuf-Brisach packages. In addition, Alcan agreed to undertakings for the licensing of alumina refining technology, aluminum smelter cell technology and anode baking furnace designs. Alcan would also eliminate the overlap arising from Alcan's and Pechiney's activities in aluminum aerosol cans and aluminum cartridges.

Also on 29 September 2003, Alcan announced that it had reached an agreement with the DOJ, which cleared its revised offer to acquire Pechiney. Under this agreement and a related consent decree, Alcan undertook to divest Pechiney's aluminum rolling mill located in Ravenswood, West Virginia, following its acquisition of Pechiney. The consent decree was filed in U.S. District Court on the same day and, as a result, the statutory waiting period under the U.S. Hart-Scott Rodino Act expired that night. The agreement with the DOJ removed the final condition related to Alcan's revised offer for Pechiney.

On 7 October 2003, Alcan announced that following the clearance by the COB of the documentation for its offer in France for Pechiney and the publication in France of such documentation, the CMF had published the notification of the opening of the offer. Accordingly, the French offer was open for acceptance beginning on this date.

On 10 October 2003, Pechiney filed a draft of its Response Document (note en réponse) with the COB and on 13 October 2003 issued a press release detailing the formal recommendation (avis motivée), of its board of directors following its meeting on 8 October 2003.

On 27 October 2003, Alcan announced that the registration statement filed with the SEC in connection with its offer for Pechiney had been declared effective. Accordingly, the U.S. offer was open for acceptance beginning on that date.

On 17 November 2003, Alcan announced the specific consideration to be paid in its offer for Pechiney following the determination of the average value of Alcan Common Shares and Alcan's decision to substitute additional cash consideration. In exchange for each Pechiney common share, each 10 Pechiney Bonus Allocation Rights or each two Pechiney ADSs that would be tendered into Alcan's exchange offer for Pechiney, tendering holders of Pechiney securities would receive:

-	€28.60 in cash (subject to increase); and
-	0.5441 Alcan Common Shares.

In respect of each Pechiney OCEANE tendered, Alcan would pay €83.40 in cash (subject to increase).

On 24 November 2003, the acceptance period for Alcan's French and U.S. offers for Pechiney closed at 5:00 p.m. New York time.

On 2 December 2003, Alcan announced that the provisional results of its offer for Pechiney as disclosed by the French Authorité des marchés financiers ("AMF") indicated that Alcan has secured 92.21% of Pechiney's total share capital (fully diluted) as of the expiry of the offer period.

On 3 December 2003, Alcan announced the new executive team and management structure of the enlarged Company following completion of the Pechiney Combination. Alcan's structure remained unchanged, with six Business Groups continuing their responsibilities in each of their respective core markets and products. (see Item 10: "Identification of Executive Officers").

On 5 December 2003, Alcan announced the successful conclusion of its offer for Pechiney securities. As of the expiration of its offers in France and the U.S. on 24 November 2003, Alcan had secured 92.21% of Pechiney's share capital and 93.55% of Pechiney voting rights, on a fully diluted basis.

In order to enable Pechiney shareholders who did not tender their securities to benefit from the offer, Alcan announced on 5 December 2003 its decision to re-open the offer from 9 to 23 December 2003. The terms and conditions of the re-opened offer were the same as those for the initial offer.

On 15 December 2003, Alcan announced that Alcan Common Shares were listed on the Premier Marché of the Euronext Paris stock exchange.

On 15 December 2003, Alcan acquired all Pechiney securities tendered into the initial offer, which was open from 7 October to 24 November 2003.

On 16 December 2003, Alcan announced that the composition of Pechiney's board of directors was modified following Alcan's acquisition of control of Pechiney on 15 December 2003. The new Pechiney board was constituted of 12 members:

-	Six new members were appointed that day: Messrs. L. Yves Fortier (Chairman of Alcan's Board of Directors), Travis Engen (President and Chief Executive Officer, Alcan), Geoffery Merszei (Executive Vice President and Chief Financial Officer, Alcan), Daniel Gagnier (Senior Vice President, Corporate and External Affairs, Alcan), David McAusland (Senior Vice President, Mergers and Acquisitions and Chief Legal Officer, Alcan), and Madame Christine Morin-Postel (Director, Alcan).

-	Six existing Pechiney directors remained on the Board: Messrs. Jean-Paul Jacamon, Yves Mansion, H. Onno Ruding, as well as three members previously appointed by the employees: Messrs. Gérard Bouvier, Antoine Nordberg and Tony Zanello.

-	In addition, Mr. Engen was appointed chairman and chief executive officer of Pechiney.

On 8 January 2004, Alcan announced that it had secured 97.95% of Pechiney's total share capital and 97.92% of Pechiney voting rights as of the expiry of the re-opened offer (23 December 2003). Thus, because the number of Pechiney securities tendered into the initial offer and the re-opened offer corresponds to over 95% of Pechiney share capital and voting rights, on a fully diluted basis, Alcan would pay the following additional consideration to the holders of Pechiney securities who tendered their securities:

-	€1 for each Pechiney common share tendered;
-	€0.10 for each Pechiney Bonus Allocation Right tendered;
-	€0.40 for each Pechiney OCEANE tendered; and
-	€0.50 for each Pechiney ADS tendered.

Accordingly, the aggregate final consideration payable by Alcan under its offer for Pechiney would be:

-	for each Pechiney common share, two Pechiney ADSs or ten Pechiney Bonus Allocation Rights: 0.5441 Alcan Common Shares and €29.60; and
-	for each Pechiney OCEANE: €83.80.

On 15 January 2004, Alcan acquired all Pechiney securities tendered into the re-opened offer. As consideration for the securities tendered into the re-opened offer, Alcan issued 2,082,075 Alcan Common Shares and paid €126 million. On 19 January 2004, Alcan also paid €81 million as additional consideration to holders of Pechiney securities who tendered their securities during the initial offer.

2.2.2	Withdrawal Offer and Compulsory Acquisition

On 23 January 2004, Alcan announced that its withdrawal offer (offre publique de retrait) opened that day as a required step for it to acquire all remaining Pechiney securities in accordance with French securities regulations. The withdrawal offer was opened for ten French trading days until 5 February 2004 and was followed on 6 February 2004 by a compulsory acquisition (retrait obligatoire) by which Alcan became the owner of the remaining Pechiney securities.

The consideration paid by Alcan in the withdrawal offer and compulsory acquisition was in cash only and was the equivalent of the consideration paid in the offer:

-	€48.50 in cash for each Pechiney common share (including, for purposes of the compulsory acquisition, Pechiney common shares underlying outstanding ADSs);
-	€4.85 in cash for each Pechiney Bonus Allocation Right; and
-	€82.86 in cash for each Pechiney OCEANE.

The Pechiney ADSs were de-listed from the New York Stock Exchange on 20 January 2004 and following the completion of the compulsory acquisition process, Pechiney common shares were de-listed from the Euronext Paris stock exchange on 6 February 2004. On 9 February 2004, Pechiney filed a notice of termination of registration with the SEC and ceased its status as a reporting issuer under the Securities Exchange Act of 1934.

2.2.3	Financing for the Transaction

In connection with Pechiney Combination, Alcan issued 44,495,180 Shares and paid aggregate cash consideration of $3.6 billion (net of cash and time deposits acquired).

The cash portion of the consideration for the Pechiney Combination was financed through short-term financing, including a commercial paper issuance, through registered and private notes issuances, as well as through application of cash on hand.

On 8 December 2003, Alcan issued and sold (1) $500 million of 5.20% Notes due 15 January 2014 and (2) $750 million of 6.125% Notes due 15 December 2033.

On 8 December 2003, Alcan Aluminum Corporation ("Alcancorp"), a Subsidiary, sold (1) $500 million aggregate amount of its Floating Rate Notes ("FRN") due 8 December 2004 and (2) $500 million aggregate principal amount of its FRN due 8 December 2005 through private placements. The FRN are fully and unconditionally guaranteed by Alcan. Alcancorp lent the combined net proceeds to Alcan. Alcancorp has the right to redeem the FRN due 8 December 2005 at any time on or after 8 June 2004. The FRN rank equally with Alcancorp's senior unsecured debt and are guaranteed by Alcan.

2.2.4	Alcan to Review Pechiney Businesses and Projects

On 19 January 2004, Alcan announced that, pursuant to its on-going review of Pechiney assets, an impairment charge of €45 million will be recorded for the costs incurred for the Coega smelter project in South Africa up to 30 September 2003. Project costs incurred subsequent to September 30th will be charged to income. This impairment will not affect Alcan's reported earnings and it will be recorded as a charge in Pechiney's 2003 statutory financial statements.

Alcan will continue to review Pechiney's current investments and business plans on the basis of assumptions currently used by Alcan. No decision has been made on any of Pechiney's current investments. The Company will announce in due course any decision taken in relation to this review.

C.	ALCAN BUSINESS GROUPS

1.	Bauxite and Alumina

1.1	Products / Business Units

1.1.1

Bauxite: Aluminum is one of the most abundant metals in the earth's crust but is never found in its pure form. Bauxite is the basic aluminum-bearing ore. The bauxite mines send their output to supply the alumina plants.

1.1.2

Smelter-Grade Alumina: Alumina (aluminum oxide) is produced from bauxite by a chemical process. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.

1.1.3

Specialty Alumina: Alcan specialty aluminas include alumina based products for a wide array of applications including solid surfacing, refractories, ceramics, catalysts, absorbants, and water treatment.

1.2	Sales and Operating Revenues

In 2003, the Bauxite and Alumina Business Group had intersegment sales and operating revenues of $873 million and third-party sales and third-party revenues of $536 million, the latter making up 4% of Alcan's 2003 sales and revenues. Average realized prices for alumina increased in 2003, when compared to 2002, in line with higher LME prices and higher demand in the alumina market. Higher alumina prices contributed to improved earnings in 2003, partially offset by a 7.1% production cost increase over 2002. Production cost increases were mainly due to higher energy costs and foreign exchange fluctuations.

Alcan used 10.4 million tonnes of bauxite and produced 4.1 million tonnes of smelter-grade alumina, of which some 3.2 million tonnes were transferred to its current smelting operations either through swap agreements or direct intersegment sales. The remainder was sold to third parties. Alcan also produced and sold, to third parties, 178,000 tonnes of specialty aluminas.

1.3	Production / Facilities

1.3.1

Canada: Alcan owns the Vaudreuil alumina facility at Jonquière, Quebec. Bauxite for this operation is obtained from Brazil, Guinea, Ghana and Australia (see below). Alumina and specialty alumina produced at Vaudreuil supply, in part, the smelters in Quebec and are also sold in specialty alumina markets in the U.S. and Canada. Alcan also owns the Brockville specialty alumina plant in Ontario.

1.3.2

Australia: Alcan has a 100% interest in the Gove bauxite mine and refinery plant in Australia's Northern Territory. In 2003, the amount of bauxite mined at Gove was 6.1 million tonnes and the refinery produced 2.0 million tonnes of smelter-grade alumina, which was used at the Kitimat, Iceland, Quebec and Sebree smelters as well as sold to third parties. Alcan owns 21.4% of Queensland Alumina Ltd., which operates an alumina plant at Gladstone (Queensland). Its ownership was increased to 41.4% due to the Pechiney Combination (see section 7.1.2 (a) below). Each participant in that plant supplies bauxite for toll conversion. All of Alcan's bauxite is purchased from Comalco Limited ("Comalco") in Australia under a long-term mining and exchange agreement. Alcan's share of production from Gladstone is used to supply third parties. Alcan and Comalco have an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, Australia, with Comalco's adjacent operations.

1.3.3

Brazil: Alcan purchased approximately 2.6 million tonnes of bauxite in 2003 from a 12.5% owned company, Mineração Rio do Norte S.A. ("MRN"). MRN's Trombetas mine in the Amazon region has an operating capacity of about 16.3 million tonnes per year. Bauxite purchased from MRN is processed at the Vaudreuil plant (see above) and at the Alumar alumina refinery in São Luis, Brazil, which has an annual capacity of about 1.3 million tonnes; Alcan owns a 10% interest in the Alumar refinery. Alcan also has alumina facilities (and related bauxite mining facilities) at Ouro Preto, with a capacity of about 145,000 tonnes of alumina per year and 500,000 tonnes of bauxite per year which supply smelters in Brazil.

1.3.4

Ghana: Alcan purchased about 495,000 tonnes of bauxite in 2003 from Ghana Bauxite Co. Ltd. in which it holds an interest of 80%. The bauxite purchased is used for processing at the Vaudreuil plant (see above) and is also sold to third parties.

1.3.5

Guinea: Alcan purchased about 4 million tonnes of bauxite in 2003 under contracts in effect through 2011 from Compagnie des Bauxites de Guinée S.A. ("CBG"). Alcan has a 33% interest in Halco (Mining) Inc. The interest was increased to 43% due to the Pechiney Combination (see section 7.1.2 (a) below). Halco holds a 51% interest in CBG, the remaining 49% being held by the Republic of Guinea. CBG's mine in the Boké region of Guinea has an operating capacity of about 12.7 million tonnes per year. Bauxite purchased from CBG is processed at the Vaudreuil plant (see above) and is also sold to third parties.

1.3.6	India: Alcan holds a 45% interest in the proposed Utkal bauxite and alumina project in Orissa, India. The planned project would include a one-million tonne integrated alumina plant and bauxite mine, with potential to further expand production capacity.

With respect to smelter-grade alumina and specialty alumina, Alcan operates the following production facilities:

Alumina capacities -- As at 31 December 2003

Locations†		% of ownership by Alcan	Annual Capacity (thousands of tonnes)

Smelter -- grade alumina

Australia................................................	QAL	21.4	800	*
	(Queensland)

	Gove	100	1,980
	(Northern Territory)

Brazil.....................................................	Ouro Preto	100	135
	(Saramenha, Minas Gerais)

	Alumar	10	135	*
	(São Luís)

Canada..................................................	Vaudreuil	100	1,140
	(Jonquière, Quebec)

Total smelter-grade alumina			4,190

Specialty aluminas

Brazil.....................................................	Ouro Preto	100	10
	(Saramenha, Minas Gerais)

Canada..................................................	Vaudreuil	100	142
	(Jonquière, Quebec)

	Brockville	100	18
	(Brockville, Ontario)

Total specialty aluminas			170	**

Total			4,360

†Includes Joint Ventures, proportionately consolidated.

*This represents Alcan's share of total plant capacity.

**Actual production in a given year may differ from capacity depending on how much of the capacity of a specific plant is allocated to smelter grade alumina versus specialty aluminas.

1.4	Source Materials

1.4.1	Bauxite: Alcan obtains its bauxite from mining Subsidiaries, Joint Ventures, consortium companies and third-party suppliers. In 2003, the Company consumed 10.4 million tonnes of bauxite. Based on bauxite deposits in numerous locations around the world, Alcan has more than sufficient bauxite reserves to meet its needs and does not believe that availability of bauxite will constrain its operations in the foreseeable future.

Bauxite Interests -- As at 31 December 2003
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.................................................	Gove	100	6,000
	Ely	100	0	*

Brazil.....................................................	Mineração Rio do Norte S.A.	12.5	2,000	**
	Ouro Preto	100	500

Ghana....................................................	Ghana Bauxite Co. Ltd.	80	700	**

Guinea...................................................	Compagnie des Bauxites de Guinée S.A.	16.8	2,100	**

India......................................................	Utkal	45	0	*
Total			11,300

*Bauxite extraction not yet in operation.

**This represents Alcan's share of total plant capacity.

1.4.2

Chemicals and Other Materials: Certain chemicals and other materials required for the production of alumina, such as caustic soda, fuel oil, natural gas, lime and flocculents are purchased from third parties.

2.	Primary Metal

2.1	Products / Business Units

The Primary Metal Business Group represents all Alcan primary aluminum facilities, power generation installations and trading operations worldwide.

2.1.1

Power Operations: The smelting of one tonne of aluminum requires between 13.5 and 18.5 megawatthours of electric energy to separate the aluminum from the oxygen in alumina. Alcan produces low-cost electricity at its own hydroelectric generating plants in Canada, Brazil and the U.K.

2.1.2

Smelter Operations: Primary aluminum is produced through the electrolytic reduction of alumina. Approximately two tonnes of alumina yield one tonne of metal. Alcan operates and has interests in 16 smelters in seven countries. Products include sheet ingot, extrusion billet, rod, foundry ingot and remelt ingot for conversion into fabricated products for end-use markets in consumer goods, transportation, construction and other industrial applications.

2.1.3

Trading: Alcan Trading AG, a wholly-owned Subsidiary, trades on behalf of Alcan's Subsidiaries. It also engages in limited aluminum and related trading activities for third parties. In 2003, sales volumes for aluminum trading activities for third parties amounted to approximately 410,000 tonnes. Trading services include several main activities: sales of excess raw materials, such as alumina and anodes, purchases of metal and other raw materials to cover requirements that exceed internal supplies, managing risk exposures through LME transactions and managing the supply logistics between smelters and fabricating plants. The Company's third party trading function focusses on metal transactions.

2.1.4

Engineering: Alcan Alesa Engineering AG ("Alesa") provides engineering services and custom-made engineering solutions on a global basis to Subsidiaries as well as to third parties. Alesa subsidiaries maintain engineering offices in Switzerland, Canada and Australia. The main areas of activity are:

-	Raw Materials Technologies, including carbon and reduction technology, alumina refining, anode production and smelter technology;

-	Materials Handling Technologies, including shiploaders and unloaders, silo systems, airlifts and air gravity conveyors, dense phase conveying systems, flyash handling and special applications; and

-	Process Automation, including electrolytic cell control systems and general purpose automation.

The Australian office also provides technical services to the Gove alumina refinery on an ongoing basis.

2.2	Sales and Operating Revenues

Smelter Operations: In 2003, the Primary Metal Business Group recorded intersegment sales and operating revenues of $2.3 billion and third-party sales and operating revenues of $2.6 billion, the latter making up 19% of Alcan's 2003 sales and operating revenues. In 2003, additional sales volumes, higher metal realizations and benefits from profit improvement initiatives were more than offset by the strengthening of local currencies which negatively impacted costs and balance sheet translation, higher alumina and fuel-related raw materials costs, as well as higher pension expenses.

The Company is the second largest aluminum producer in the Western World; 62% of its primary metal is produced using company-owned power, constituting a major competitive advantage. With its focus on continuous improvement in technology and cost, Alcan has a favourable low-cost primary metal position with almost 50% of its capacity in the world's lowest cost tier.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters is sold at market prices to Alcan's fabricating facilities, primarily in the form of sheet ingot, rod, molten metal and remelt ingot. The remainder is sold to third party customers in North and South America as well as in Asia, in the form of value-added ingot, primarily extrusion billet, sheet ingot, rod, foundry ingot or remelt ingot. In 2003, the Primary Metal Business Group sold 1.3 million tonnes of primary aluminum to third parties.

Although Alcan's fabrication of aluminum products in Europe exceeds its production of primary aluminum, the duty barrier for aluminum from outside the European Union, including Canada, and high transportation costs have made it uneconomical to ship significant tonnages of metal to Europe from North America. Alcan's European smelter production is mainly consumed by Alcan's fabricating facilities. Alcan covers the remainder of its metal requirements in Europe with purchases of aluminum from third parties.

Average ingot product realizations were $1,586 per tonne in 2003 compared to $1,533 per tonne in 2002 and $1,614 per tonne in 2001.

2.3	Production / Facilities

2.3.1

Smelter Operations: Alcan operates and has interests in 16 primary aluminum smelters with a nominal rated annual capacity of 2.4 million tonnes. Eight of these smelters, having a total nominal rated capacity of 1.6 million tonnes, are located in Canada; the other smelters are located in Brazil, Iceland, Norway, Switzerland, the U.K. and the U.S. During 2003, Alcan's smelters produced 2,353,900 tonnes of primary aluminum: 1,557,400 tonnes in Canada, 192,900 tonnes in the U.S., 198,000 tonnes in the U.K., 106,400 in Brazil, 175,800 tonnes in Iceland, 79,500 tonnes in Norway and 43,900 tonnes in Switzerland.

For many years, Alcan has been engaged in smelter modernization and rebuilding programs to retrofit or replace some of its older facilities. It intends to continue these programs with a view to increasing productivity, improving working conditions and minimizing the impact of its operations on the environment. One of these steps was the acquisition in 2002 of 40% of Aluminerie Alouette, which operates a modern aluminum smelter in Sept-Iles, Quebec, Canada. Following the September 2002 approval for the expansion project of the Alouette smelter, construction work continued throughout the year. Start-up is expected in early 2005, with full production in the fall of 2005. The project is currently on budget and ahead of schedule, and the total capacity of the smelter is expected to reach 550,000 tonnes.

On 22 January 2004, the Company announced that it will halt production at the 60-year-old Söderberg potlines at its Jonquière smelter, see above.

Smelter capacities -- As at 31 December 2003
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Canada...............................................	Alma	100	400
	(Quebec)

	Alouette	40	97	*
	(Sept-Iles, Quebec)

	Arvida	100	248
	(Jonquière, Quebec)

	Grande-Baie	100	196
	(La Baie, Quebec)

	Laterrière	100	219
	(Chicoutimi, Quebec)

	Shawinigan	100	91
	(Quebec)

	Beauharnois	100	50
	(Melocheville, Quebec)

	Kitimat	100	277
	(British Columbia)

Total in Canada			1,578

Brazil..................................................	Ouro Preto	100	51
	(Saramenha, Minas Gerais)

	Aratu	100	58
	(Bahia)

Iceland................................................	ISAL	100	172
	(Reykjavik)

Norway................................................	SOERAL	50	66	*
	(Husnes)

Switzerland.........................................	Steg	100	40
	(Valais)

United Kingdom..................................	Lynemouth	100	164
	(Northumberland, England)

	Lochaber	100	40
	(Inverness-shire, Scotland)

United States......................................	Sebree	100	196
	(Kentucky)

Total outside Canada			787

Total			2,365

*This represents Alcan's share of total plant capacity.

2.3.2

Other Aluminum Sources: Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of UBCs and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. Alcan purchases in 2003 of aluminum of all types from all sources amounted to 1.757 million tonnes compared to 1.804 million tonnes in 2002 and 1.822 million tonnes in 2001. Such purchases are mainly from third party smelters, traders and, in the case of scrap, from customers and dealers.

Alcan operates extensive recycling operations (see sections 3.4.2 and 4.4.2 below).

2.4	Source Materials

2.4.1

Electrical Power: In Canada, Alcan's plants have an aggregate installed generating capacity of 3,583 megawatts, of which about 2,759 megawatts may be considered to be hydraulically available over the long-term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned in perpetuity by Alcan, except for those relating to the Peribonka River in Quebec. An annual charge is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033, against an annual payment based on sales realizations of aluminum ingot, with an option to extend the term to 2058. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties, Alcan pays provincial water rentals at rates that are fixed by the British Columbia provincial government, similar to those paid by BC Hydro, the provincially-owned electric utility.

One third of Alcan's installed hydroelectric capacity in Canada was constructed by 1943, another third by 1956 and the remainder by 1968. All these facilities are regularly maintained and are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan agreed to purchase, under a long-term agreement, between one and three billion kilowatthours of electrical energy annually from Hydro-Quebec, the provincially-owned electric utility, beginning in 2001. The Aluminerie Alouette, which is 40% owned by Alcan, purchases its electricity needs from Hydro-Quebec pursuant to two supply contracts. A long-term contract is currently in place for the existing smelter, whereas a new contract has been negotiated for the Expansion Project (Phase II), which is currently under construction.

Any electricity that is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. The smelters in Brazil partially obtain their electricity requirements from owned hydroelectric generating plants and purchase the balance. In 2003, Alcan commissioned 17 megawatts of additional installed hydroelectric power capacity from new investments in Brazil. The smelter in the U.S. purchases electricity under a long-term contract through 2011 as well as short-term contracts. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company. The Norwegian smelter has a number of contracts for energy supply. The smelter in Switzerland is supplied with power under a short-term contract.

Electrical power capacities -- As at 31 December 2003
		% of Ownership By Alcan	Installed Capacity ( MW)

Locations

Canada..................................................	Isle Maligne	100	402
	(Quebec)

	Chute-à-Caron	100	224
	(Quebec)

	Shipshaw	100	896
	(Quebec)

	Chute-du-Diable	100	205
	(Quebec)

	Chute à la Savane	100	210
	(Quebec)

	Chute-des-Passes	100	750
	(Quebec)

	Kemano	100	896
	(British Columbia)
Total in Canada			3,583

Brazil.....................................................	Ouro Preto Power Stations	100	47

England.................................................	Lynemouth Power Station*	100	420

Norway...................................................	Vigelands	100	26

Scotland................................................	Highlands Power stations	100	80

Total outside Canada			573
Total			4,156

*Coal-fired.

2.4.2

Anodes: Anodes are used and consumed in the smelting process. Most of Alcan's smelters produce their anodes at their own on-site facilities. Anodes are also produced in a stand-alone facility in the Netherlands ("Aluchemie"). Alcan holds 66% of Aluchemie directly while SOERAL, its 50% joint venture, owns a further 13%. The remainder of the shares is held by Hydro Aluminum A.S. During 2003, Hydro Aluminum A.S. invested in a new furnace with a capacity of 100,000 tonnes. Hydro's ownership will, therefore, increase to 36%; while Alcan will hold 53% of Aluchemie directly and SOERAL, its 50% joint venture, will own 11% once Aluchemie issues participation rights in 2004 to Hydro in exchange of its investment in the new furnace.

Each of the shareholders of Aluchemie is entitled to a volume of anodes corresponding to its participation at prices determined by formula. Alcan's share of anodes produced by Aluchemie is currently used at the ISAL and SOERAL smelters or sold to third-party customers.

The main raw materials for anode production are calcined petroleum coke and pitch. The production process involves the mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperature.

2.4.3

Chemicals and Other Materials: Certain chemicals and other materials, e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters, are also produced by its chemical operations. Other materials (e.g., caustic soda, fuel oil, fluorspar and petroleum coke) are purchased from third parties.

3.	Rolled Products Americas and Asia

3.1	Products

Through an extensive network of rolled products facilities in North and South America and Asia, the Rolled Products Americas and Asia Business Group manufactures aluminum sheet and light gauge products, including can stock, automotive sheet and industrial products. In addition, the Business Group manages Alcan's global can sheet business.

3.2	Sales and Operating Revenues

In 2003, the Rolled Products Americas and Asia Business Group shipped 1.6 million tonnes of rolled products that included 229,000 tonnes of customer-owned metal. This Business Group's third-party sales and operating revenues for 2003 were $3.5 billion, representing 25% of Alcan's total sales and operating revenues for the year. Sales increases in 2003 were driven by the cost of higher-priced metal inputs being passed through to customers. In 2003, record shipments in Asia and South America offset a 7% decline in North America caused by weakness in some end-use markets and lower can sheet volumes. Volumes increased by 18% in Asia and 10% in South America.

Principal markets are beverage can sheet, containers and packaging, transportation (including automotive), building products and other industrial applications.

3.3	Production / Facilities

At the end of 2003, Alcan's annual rolled products manufacturing capacity in the Americas and Asia was:

-

North America, 1.25 million tonnes, divided among the following plants: Saguenay (Quebec), Kingston (Ontario), Logan and Berea (Kentucky), Oswego (New York), Terre-Haute (Indiana), Fairmont (West Virginia), Louisville (Kentucky), Warren (Ohio) and Greensboro (Georgia);

-	Asia, 460,000 tonnes, divided among the Yeongju (Korea), Ulsan (Korea) and Bukit Raja (Malaysia) plants; and

-	South America, 280,000 tonnes, divided among the Pindamonhangaba (Brazil), and Utinga (Brazil) plants.

At the partially-owned Logan plant, Alcan's capacity varies by production centre. Alcan's ownership of the Yeongju and Ulsan plants corresponds to its 68% shareholding in Alcan Taihan Aluminum Ltd. (''ATA''). Alcan's ownership of the Bukit Raja plant corresponds to its 59% shareholding in Aluminum Company of Malaysia Berhad. In 2003, Alcan increased its ownership position in Aluminum Company of Malaysia Berhad from 36% to 59%. Shares were acquired from Nippon Light Metal in exchange for its shares in Alcan Nikkei Siam Limited in Rangsit, Thailand.

3.4	Source Materials

3.4.1

Sheet and Primary Ingot: In 2003, 394,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 186,000 tonnes were purchased from third party suppliers for the Rolled Products Americas and Asia Business Group. In addition, 297,000 tonnes of primary ingot were purchased from the Primary Metal Business Group and 293,000 tonnes were purchased from third party suppliers.

3.4.2

Recycling: As a matter of course, Alcan operates facilities in many plants to recycle post consumer aluminum as well as scrap aluminum generated during the manufacturing process at customers' and Alcan's manufacturing facilities. Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

Alcan has a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil. In Korea, a recycling operation was started during March 2002 with an annual capacity of 22,000 tonnes. In addition, Alcan operates three specialized recycling plants in the U.S. for the recycling of UBCs and process scrap returned from customers. In the case of UBCs, Alcan has a well-established North American recycling network. In 2003, Alcan's U.S. plants processed more than 23 billion UBCs.

Recycling plant capacities -- As at 31 December 2003
Locations		% of Ownership by Alcan		Annual Capacity (thousands of tonnes)

Sheet ingot from UBCs and customer process scrap

Brazil......................................................	Pinda	100		80
	(Pindamonhangaba, Sao Paulo)

Korea.....................................................	ATA	68		22	*
	(Ulsan)

United States..........................................	Berea	100	ü
	(Kentucky)

	Greensboro	100	ý	550
	(Georgia)

	Oswego	100	þ
	(New York)

Total				652

* This represents Alcan's share of total plant capacity.

4.	Rolled Products Europe

4.1	Products

The Rolled Products Europe Business Group supplies markets with a variety of aluminum rolled products including bare and coated sheet, coil, plate and shate, which are used by customers for applications such as building, transport, cans and closures, lithographic, foils, automotive and industrial applications.

4.2	Sales and Operating Revenues

In 2003, Rolled Products Europe Business Group shipped 813,000 tonnes of rolled products to third parties, that included 173,000 tonnes of customer-owned metal. This Business Group's sales and operating revenues for 2003 were $2 billion, representing 15% of total Alcan sales and operating revenues for the year.

Most end-user markets remained weak all year, although higher realized prices have resulted in increased sales revenues in 2003. Rolled Products Europe's realized prices improved as a result of the stronger Euro and portfolio changes towards higher value-added products in more economically attractive markets. The improved higher-value mix, as well as benefits from restructuring programs resulted in higher earnings. In addition, the strengthening of the Euro and Swiss franc against the U.S. dollar also contributed to earnings in 2003.

Principal markets are beverage can sheet, packaging, automotive and transportation, building products, lithographic sheet, electrical and other industrial applications.

Alcan continues to work with DaimlerChrysler, Ford (including Jaguar), General Motors, Audi, BMW and other automakers in Europe to produce lighter, more efficient vehicles.

4.3	Production / Facilities

At the end of 2003, Alcan's annual rolled products manufacturing capacity in Europe was 1.7 million tonnes of finished goods, divided among the following rolling plants: Rogerstone and Falkirk (U.K.), AluNorf, Nachterstedt, Göttingen and Singen (Germany), Sierre (Switzerland), Bresso and Pieve Emanuele (Italy).

AluNorf, in Neuss, Germany is the world's largest rolling plant and is operated as a 50% joint venture with Hydro Aluminum A.S. The other plants are wholly-owned by Alcan.

4.4	Source Materials

4.4.1	Sheet Ingot: In 2003, 410,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 270,000 tonnes were purchased from third party suppliers.

4.4.2

Recycling: Alcan operates a UBC collection system in the U.K., which feeds into a specialized recycling plant for the recycling of UBCs and process scrap returned from customers, with a capacity of 87,000 tonnes per year.

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

Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

Recycling plant capacities -- As at 31 December 2003
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Foundry alloys and remelt scrap ingot Italy........................................................	Borgofranco di Ivrea	100	70
	(Piemonte region)

Sheet ingot from UBC & can scrap United Kingdom.....................................	Warrington	100	87
	(England)

Sheet ingot from miscellaneous scrap United Kingdom.....................................	Warrington	100	65
	(England)

Total			222

5.	Engineered Products

5.1	Products / Business Units

Alcan's Engineered Products Business Group produces engineered or fabricated aluminum products. These include cable and wire as well as fabricated and cast products for the automotive, mass transportation, electromechanical and industrial markets. In addition, the group manufactures composites for facade, display and transportation end uses.

The Business Group's product range is divided into the following business units:

5.1.1

Composites: Products include: multi-material composites, for example, comprising an outer and inner skin of aluminum sheet surrounding a plastic core; foam plastic materials, covered, if required by specific market requirements, with paper or plastic layers; fibre-reinforced plastic components, mainly for transportation applications and balsa core materials. The main applications include building facades, display and transportation markets, for which composites have a number of advantages over more traditional materials because of their low weight-to-stiffness ratio, ease of application and design variety; balsa core materials, a new product introduced in 2003, which serve as a complementary product to existing structural foam products, mainly used in composite sandwich construction; and foam board material, also a new product, which is processed by treating and laminating paper to a polystyrene foam core and supplements the existing composites products for use in foam-based display boards, signage, furniture backing and construction applications.

5.1.2

Cable: Aluminum is cast and rolled into rod, which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and cable armouring.

5.1.3

Extruded Products: The extrusion process involves forcing hot metal through a die to create profiled shapes for the transportation, machine and building industries. Examples of end-products using extrusions include rail cars, buses and automotive components.

5.1.4

Automotive and Transportation: This group produces structures and engineered shaped products including crash systems and high-quality castings supplied to automotive customers, as well as the Mass Transportation unit, which supplies product and design services to rail and bus manufacturers.

5.1.5

Service Centres: Service Centres are located in many European countries. They typically offer various forms of fabricated aluminum including plates, extrusions and composite panels and perform value-added services for local customers such as cutting, shaping, machining and assembling.

5.2	Sales and Operating Revenues

In 2003, the Engineered Products Business Group had third-party sales and operating revenues of $1.8 billion, representing 13% of total Alcan sales and operating revenues for the year. Revenues were higher than in 2002, despite difficult market conditions, helped by the strength of the Euro and by the acquisitions of composite businesses.

5.2.1

Composites: Composites activities had third-party sales and operating revenues of $380 million in 2003. The market segments for the composite products are display, architecture, transportation and industry. The segment recently expanded to include marine, mass transportation, wind-power generation and aerospace markets for the balsa core materials and the display, graphic arts, decorative composites and construction markets for the foamboard materials, used in brands such as Sintra/Forex, Dibond, Kapa, Foam-X, Gator-Foam and Fome-Cor.

5.2.2

Cable: Cable activities had third-party sales and operating revenues of $442 million in 2003. Alcan cable is one of the largest aluminum cable manufacturers in North America. Alcan Cable supplies many sectors of the electrical industry and utilities, electrical distributors and original equipment manufacturers.

5.2.3

Extruded Products: Extrusion activities had third-party sales and operating revenues of $380 million in 2003. The Extruded Products business unit is a leading supplier of large and hard alloy extrusions with customers in rail, bus, marine, automotive and engineering applications.

5.2.4

Automotive and Transportation: This business unit achieved record sales in 2003. Automotive and transportation activities had third-party sales and operating revenues of $316 million in 2003. This trend reflects the continuing growth of aluminum's lightweight solutions in the transportation sector. Alcan's portfolio of aluminum alloys, design innovation and processing capabilities has made it a long-standing supplier with major automobile manufacturers world-wide including: Audi, BMW, DaimlerChrysler, Ford (including Jaguar), General Motors, Peugeot, Porsche, Renault, and Volkswagen as well as with bus and rail producers. The automotive products from this unit as well as from Rolled Products Europe, Rolled Products Americas and Asia and Primary Metal Business Groups are marketed to the global automotive industry using the Alcan Automotive brand.

5.2.5

Service Centres: Alcan Service Centres supply mainly small and mid-sized industrial companies with specialist services largely utilising Alcan's specialist fabricated products including plate, composite and extrusions. The extensive Service Centre network offers a customised processing service depending on clients' needs. This business unit had third-party sales and operating revenues of $260 million in 2003.

5.3	Production / Facilities

Alcan's Engineered Products Business Group consists of 66 production facilities around the world.

5.3.1

Composites: Composites has the following 17 main plants: Shanghai (China); Camacari (Brazil); Guayaquil, Quevedo; Santo Domingos and Manta (Equador); Osnabrueck and Singen (Germany); Sins, Gunzgen and Altenrhein (Switzerland); Chelmsford (U.K.) and Benton, Glasgow, Northvale, Richmond and Statesville (U.S.). This includes the acquisitions of Baltek and Fome-Cor completed in 2003.

5.3.2	Cable: Alcan's main wire, rod and cable businesses are located in Canada and the U.S.: Lapointe and St. Maurice (Quebec), Roseburg (Oregon), Sedalia (Missouri), and Williamsport (Pennsylvania).

5.3.3	Extruded Products: Alcan produces extruded products at the following plants: Decin (Czech Republic), St. Florentin (France), Singen (Germany), Sierre (Switzerland) and Shenzen (China).

5.3.4	Automotive and Other Transportation: Among the product lines included in this business unit are:

-	Extrusion-based safety systems and other structural automotive components and airfreight containers, which are produced in Dahenfeld, Gottmadingen, Rastatt, Markt Schwaben and Singen (Germany);

-

Diecastings, which are produced in Markt Schwaben (Germany) and in Alcan-Tomos d.o.o. (Slovenia) and suspension parts and forgings, which are produced in the Strojmetal joint venture (Czech Republic); and

-	Mass Transportation is located in Zurich (Switzerland).

5.3.5

Service Centres: The Service Centre network operates across most of Europe. Alcan Service Centres are established in: Schwarzach and Vienna (Austria); Brussels (Belgium); Lyon, Nantes and Ozoir-la-Ferrière (France); Budapest (Hungary); Bologna, Florence, Padua and Treviglio (Italy); Breda (Netherlands); Lisbon (Portugal); Ljubljana (Slovenia); Molins de Rey (Spain); Niederglatt (Switzerland); and Walsall (U.K.). In 2003, a new location was established in Romania to serve the growing market.

5.4	Source Materials

Aluminum used to produce engineered products is purchased from other Business Groups and from third party suppliers, which include producers and traders. Recycled metal is also purchased from customers and traders.

6.	Packaging

6.1	Products / Business Sectors

Packaging is used to protect and present consumer goods in individual formats. Alcan offers packaging made out of aluminum, plastics, paper, cartonboard, glass and steel. These products are mainly used for consumer branded goods.

In 2003, the Packaging Business Group was divided into the following four sectors:

6.1.1

Food Packaging and Food Services: Alcan packaging manufactures a wide range of packaging products for the food, dairy and beverage industries and is a leading producer of flexible packaging in Europe, North America, South America and Asia, converting film, foil and paper materials into value-added packaging. Alcan packaging provides packaging solution expertise in wide-ranging markets around the world, including beverages, biscuits/cookies/cereals, confectionery, dairy products, fresh and frozen food, instant products, pet food, retorted foods and snacks.

The principal activities of this sector are printing, coating and lamination of plastic film, aluminum foil and paper into primary packaging materials for food manufacturers. The main processes used are rotogravure and flexographic printing, lamination using adhesive, wax or plastic extrusion and various coating processes to add barrier properties, sealability or gloss.

6.1.2

Pharmaceutical and Personal Care: Alcan is one of the world's leading suppliers of packaging to the pharmaceutical industry, with production sites and R&D expertise in Europe, Asia and the Americas. Products and services include blister packages, pouches, vials, plastic bottles and closures, folding cartons and pump dispenser containers, contract packaging products and services, scientific glassware and laboratory equipment.

6.1.3

Tobacco Packaging: Alcan Packaging is a leading supplier to the global tobacco industry with manufacturing operations around the world. Tobacco packaging products include folding cartons, flexible packaging, inner bundling and decorated tinplate containers.

Alcan specializes in the production of high quality in-line rotogravure printed tobacco cartons. Nine manufacturing facilities are solely dedicated to the production of tobacco packaging, while Alcan is also the largest global producer of cigarette inner-bundling materials with five further locations.

6.1.4

Foil Rolling and Technical Products: The foil rolling and technical products sector of Alcan Packaging is one of Europe's leading integrated producers of plain foil and converted products, supplying the global packaging and technical products industries from its manufacturing plants in the U.K., Germany and Switzerland.

The foil products unit uses cold rolling mills to roll the foil to its required thickness, while retaining shape and surface quality across the whole width of the foil. Other applications involve laminating, coating and printing to convert the foil into products such as sweet wrappers with the design printed onto the plain foil. Foil is used for household and commercial packaging applications and for industrial products. One of the largest applications for plain foil is the liquid beverage carton industry; beverage carton materials for certain products, such as long-life milk and fruit juices, include a layer of aluminum foil to provide the protection necessary to preserve the product.

6.2	Sales and Operating Revenues

Alcan is a global leader in the manufacture and sale of individual packages to the producers of consumer goods supplying the food, pharmaceutical, personal care, and tobacco markets. Packaging sales to third parties were $3.2 billion in 2003. The Packaging Business Group's sales and operating revenues represented 24% of Alcan's total sales and operating revenues for the year.

In 2003, pricing pressures associated with customer consolidation and over-capacity in a weakened economic environment characterized the packaging markets. However, benefits from cost initiatives, largely related to synergy and restructuring programs, compensated for the weak economic environment resulting in comparable earnings performance relative to 2002.

6.2.1	Food Packaging and Food Services: The food business unit is the largest in the packaging sector, and generated sales and operating revenues of $1.3 billion.

6.2.2

Pharmaceutical and Personal Care: The pharmaceutical and cosmetics packaging sector accounted for third-party sales and operating revenues of $584 million in 2003, of which pharmaceuticals accounted for the major portion. Alcan is a leading supplier of pharmaceutical packaging in both Europe and North America.

6.2.3	Tobacco Packaging: Sales and operating revenues from third parties were $451 million in 2003.

6.2.4	Foil Rolling and Technical Products Europe: Alcan sells plain and converted foil for consumer and industrial applications. 2003 third-party sales and operating revenues were $402 million.

6.2.5	VAW Flexible Packaging Group: FlexPac, which was considered a separate business sector for financial purposes in 2003, attained sales and operating revenues of $464 million.

6.3	Production / Facilities

Alcan has 84 main packaging plants in 18 countries.

6.3.1

Food Packaging and Food Services: Alcan produces an extensive range of products at its manufacturing facilities in Brazil, Canada, France, Germany, Ireland, Italy, the Netherlands, Spain, Switzerland, the U.K. and the U.S. Since the acquisition of FlexPac, Alcan also has a strong presence in Asia, namely in Thailand, Indonesia, Philippines, China and Turkey.

6.3.2

Pharmaceutical and Personal Care: Manufacturing facilities are located in Brazil, Canada, France, Germany, Puerto Rico, the Netherlands, Switzerland, the U.K. and the U.S. Similarly to the Food Unit, the acquisition of FlexPac enhanced Alcan's presence in Asia with plants in Thailand, Indonesia, Philippines and China.

6.3.3

Tobacco Packaging: The tobacco and specialty markets are served by 11 main plants in seven countries. The markets in which tobacco is represented are Germany, the Netherlands, Turkey, the U.K., Kazakhstan, Canada and the U.S. Apart from its tobacco packaging operations, the sector also has facilities in the U.K. focused on providing print finishing services, manufacturing steel cans mostly for the food industry and also for decorated tinplate containers.

6.3.4	Foil Rolling and Technical Products: Alcan's European foil rolling mills and other manufacturing facilities are located in Germany, Switzerland and the U.K.

6.4	Source Materials

Packaging is made from a variety of materials including aluminum, plastics, paper board, glass and steel. Aluminum foil stock used in packaging is mainly purchased from other Business Groups. Other source materials are purchased from many third party suppliers.

7.	Pechiney Business Sectors

7.1	Primary Aluminum

7.1.1	Products / Business Divisions

a)

Bauxite and Alumina: Pechiney mines bauxite, providing the base for a part of its alumina production. Pechiney produces two kinds of alumina: metallurgical alumina for the production of aluminum and technical alumina used in different industrial sectors, in particular in the production of refractory materials, ceramics and chemical products.

b)

Fluorspar: Pechiney mines fluorspar concentrates, the largest part of which is used in the fluorochemicals industry as source of fluorine. The main chemicals are hydrofluoric acid and aluminum fluorides for aluminum production and above all specialities for refrigeration industries such as fluids and insulation materials. Fluorspar is also used as a fluxing agent in welding consumables, in special steel manufacturing and the glass industry.

c)	Corundum: Pechiney produces electrofused alumina products used in abrasives and refractories.

d)

Aluminum Metal (Smelting): Through the electrolysis of alumina, Pechiney produces primary aluminum. Different aluminum alloys are prepared in foundry operations from liquid aluminum produced by electrolysis. There are four main products: slabs, ingots, billets and wire rod for electrical and mechanical uses. These products are mainly used in the aluminum conversion industry.

e)	Remelting Operations: Pechiney produces wire rod from remelted ingot and scrap.

f)

Electrometallurgy: Specialized in carbo-electric reduction, the Electrometalllurgy division produces silicon-based alloys and silicon, especially designed to upgrade the performance of steel, cast iron and light alloys and to be used in the production of silicon. The main markets for such products are steel (automotive, aerospace, electric, packaging and construction), foundry (automotive, water conveyance), chemicals (silicon), light alloys (automotive, aerospace, packaging) and construction and public works markets. In 2003, the division continued to benefit from significant gains in consumption of raw materials and product quality.

g)

Technology, Equipment and Services: As a result of the Pechiney Combination, Alcan has become one of the world leaders in the sale of alumina technology and in technical assistance for alumina production facilities. Activities also include the sale and licensing of primary aluminum smelting technology and know-how to third parties, such as AP30 technology. In addition, Pechiney is developing new smelter technology. There are three branches: bauxite-alumina technology and expertise, smelting operations and expertise and Electricité Charpente Levage ("ECL"), a manufacturer of equipment for aluminum smelters.

7.1.2	Production / Facilities

a)

Bauxite and Alumina: As a result of the Pechiney Combination, Alcan increased its ownership from 21.4% to 41.4% in Queensland Alumina Ltd. (Australia) and from 33% to 43% in Halco (Mining) Inc.; Halco holds a 51% interest in Compagnie des Bauxites de Guinée ("CBG"), the remaining 49% being held by the Republic of Guinea. Thus, Alcan has gone from an effective 17% equity interest in CBG to a 22% interest. Pechiney owns and operates mines and plants in France, Germany and Greece.

b)	Fluorspar: Pechiney operates three mines and a flotation plant in France.

c)	Corundum: Pechiney has two plants for production of corundum in France.

d)	Aluminum Metal (Smelting): Pechiney has facilities in Australia, Cameroon, Canada, France, Greece and the Netherlands.

e)	Remelting Operations: Pechiney has a plant in Castelsarrasin, France.

f)

Electrometallurgy: Pechiney has eight plants for the production of ferroalloys, silicon, specialty silicon alloys and recycled magnesium; seven are located in France and another one in South Africa. In 2003, the South African facility completed a major program designed to increase capacity and modernize operations. The Electrometallurgy division completed its withdrawal from calcium and calcium carbide production by disposing its 25% share in SKW Stahl Holding at the end of 2003.

Primary Aluminum capacities -- As at 31 December 2003
Locations		% of ownership by Pechiney	Annual Capacity (thousands of tonnes)

Bauxite

Greece...................................................	Delphi-Distomon**	60.2	970
	(Distomon)

Guinea...................................................	Compagnie des Bauxites de Guinée	5.1	1,550	*
	(Conakry)

Total Bauxite			2,520

Alumina (smelter grade and specialty)

Australia.................................................	Queensland Alumina Ltd.	20	750	*
	(Gladstone)

France....................................................	Aluminum Pechiney	100	650
	(Gardanne)

Germany................................................	Alufin	100	17
	(Teutschental)

Greece...................................................	Aluminum de Grèce**	60.2	750
	(Saint-Nicolas)

Total Alumina			2,167

Fluorspar

France....................................................	Sogerem	100	70
	(Albi area)

Total Fluorspar			70

Corundum

France....................................................	Pechiney Electrométallurgie (PEM AR)	100	28
	(La Bathie)

	PEM AR	100	24
	(Beyrede)

Total Corundum			52

Smelting Operations

Australia.................................................	Tomago Aluminum Pty	51.5	245	*
	(Tomago, NSW)

Cameroon..............................................	Alucam****	47	95
	(Edéa)

Canada..................................................	Aluminerie de Bécancour Inc.	25	102	*
	(Bécancour, Quebec)

France....................................................	Aluminum Pechiney***	100	0
	(Auzat )

	Aluminum Pechiney	100	50
	(Lannemezan)

	Aluminum Pechiney	100	135
	(Saint-Jean-de-Maurienne)

	Aluminum Dunkerque*****	100	250
	(Dunkerque)

Primary Aluminum capacities -- As at 31 December 2003
Locations	% of ownership by Pechiney	Annual Capacity (thousands of tonnes)
Smelting Operations

Greece...................................................	Aluminum de Grèce**	60.2	163
	(Saint-Nicolas)

Netherlands............................................	Pechiney Nederlands (PNL)	85	170	*
	(Vlissingen)

Total Smelting Operations			1,210

Remelting operations

France....................................................	Aluminum Pechiney	100	6
	(Castelsarrasin)

Total Remelting Operations			6

Electrometallurgy

France....................................................	Anglefort (silicon metal)	100	32
	(Alpes)

	Montrichet (silicon metal)	100	24
	(Alpes)

	Les Clavaux (silicon metal)	100	32
	(Alpes)

	Laudun (ferrosilicon)	100	43
	(Vallée du Rhone)

	Château-Feuillet (silicon, CaSi, FeSi)	100	48
	(Alpes)

	Pierrefitte (ferrosilicon)	100	16
	(Pyrénées)

	Marignac (magnesium)	100	4
	(Pyrénées)

South Africa...........................................	Polokwane (silicon)	100	50
	(Limpopo)

Total Electrometallurgy			249

*This represents Pechiney's share of total plant capacity.

**As a majority shareholder in Aluminum de Grèce, Pechiney obtains all the bauxite production of Delphi-Disomon's Parnasse mines and all the alumina production at the Saint-Nicolas refinery. It also effectively controls the marketing and sale of the aluminum produced at the smelter.

***The Auzat plant interrupted production in March 2003 and then closed in November 2003. The plant had a capacity of 500,000 tonnes while in operation.

****Pechiney's direct ownership in Edéa is 47%; however it obtains 100% of production of the plant as the major industrial shareholder and manager of Alucam.

*****Pechiney's ownership in Dunkerque increased from 35% to 100% in December 2003.

g)	Technology, Equipment and Services: In February 2003 the Pechiney activities relating to the sale of alumina and aluminum technology were regrouped under common management.

7.1.3	Source Materials

a)

Recycling: Apart from the Castelsarrasin plant, the Pechiney Primary Aluminum sector does not operate stand-alone aluminum recycling plants. Some of its primary aluminum smelters recover aluminum from scrap, mostly from internal sources, or purchased remelt ingot.

The Electrometallurgy division operates a magnesium recycling plant in Marignac (France), which converts class one die cast magnesium scrap into secondary magnesium alloys from selected customers throughout Europe.

Recycling plant capacities -- As at 31 December 2003
Locations		% of ownership by Pechiney	Annual Capacity (thousands of tonnes)
Aluminum (excluding Electrometallurgy)

Cameroun.........................................	Edea	47	8	*

France..............................................	Castelsarrasin	100	6
	(Tarn-et-Garonne)

Netherlands.......................................	Vlissingen (for remelt ingot)	85	20	* and **
	(Zeeland)

	Vlissingen (for recycling scrap)	85	26	* and **
	(Zeeland)

Total Aluminum (excluding Electrometallurgy)			34 - 40

Electrometallurgy

Magnesium recycling plant
France..............................................	Marignac	100	5
	(Haute-Garonne)

Total Electrometallurgy			5
Total			39 - 45

*This represents Pechiney's share of total plant capacity.

**Both capacities cannot be added; capacity at the plant can only be used for one or the other at the same time.
7.2	Aluminum Conversion

7.2.1	Products / Business Divisions

a)

Aerospace, Transport, Industry: The conversion process involves converting aluminum alloys into rolled products, extrusions and cast products. This division is managed along the following business lines: (a) technical rolled products North America, (b) technical rolled products Europe, (c) hard alloy extrusions, and (d) cast parts. The facilities manufacture cast plate for the aerospace and industrial markets, aluminum lithium ingots and billets for the aerospace industry, and plate, shate, sheet, wide coils, bars and wide sections for the aerospace, industrial, transportation and mechanical engineering markets in both the U.S. and Europe, as well as precision tubes for sports equipment.

b)

Cans, Automotive and Standard Rolled Products: This division pursues four types of activities: (a) can stock for cans, used in the food and beverage packaging sectors, (b) automotive parts, (c) heat exchangers for the automotive sector and (d) standard rolled products for the construction, industry and distribution sectors.

c)

Foil and Strip / Specialties: This division undertakes the manufacture of foil and thin strip, circles, precoated sheets, Rubanox refrigeration panels, heat exchangers, and aluminum foil used in the food, industrial, pharmaceutical, packaging, construction, automotive, electronics and lighting industries. The sale of technology relates to continuous casting, processing of liquid metal and technical assistance; in 2003, a project was launched to sell in-line degasification equipment.

d)	Extrusions, Casting Alloys, Automotive: This division is managed along three business lines:

-

Extrusions: This sub-division is involved in the manufacture and sale of soft aluminum alloy extrusions (extrusion, coating, anodizing, thermal break and mechanical finishing). The soft alloy extrusions are used for construction (doors, windows, curtain walling systems and interior building frames), transport (industrial vehicles, automotive) and industrial applications (mechanical applications, signalling, electricity).

-

Casting: The casting alloy sub-division produces and sells primary and secondary aluminum alloys in the form of ingots and liquid metal used to manufacture cast products, which are mainly used for the automotive industry.

-	Automotive: This sub-division co-ordinates the development of sheet, profiles and casting alloys in partnership with car makers and parts manufacturers.

7.2.2	Production / Facilities

a)	Aerospace, Transport, Industry: Plants are located at: Issoire, Montreuil-Juigne, Carquefou and Ussel (France), Workington (U.K.), and Vernon, Chicago and Ravenswood (U.S.).

b)

Cans, Automotive, Standard Rolled Products: Most of the production of can stock for cans and automotive parts as well as much of the production of heat exchangers parts and other standard rolled products is done at the Neuf-Brisach facility in France.

c)

Foil and Strip Specialties: Eight industrial plants are located at: Annecy, Chambery, Froges, Goncelin, Mercus and Rugles (France), Flemalle (Belgium) and Dudelange (Luxembourg). PAE (Pechiney Aluminum Engineering, sales of technology) is located at Voreppe (France).

d)	Extrusions, Casting Alloys, Automotive:

-	Extrusions: Facilities are located in Ham and Nuits-Saint-Georges (France), Landau, Crailsheim and Burg (Germany).

-	Casting: This business operates one facility in Compiègne and one facility in Sabart (France).

-

Automotive: There is no facility dedicated to the Automotive sector. Automotive semi-finished products are mainly fabricated in Neuf-Brisach (Flat Rolled Products), Nuits-Saint-Georges and Crailsheim (Extrusions) and Compiègne (Casting Alloys).

7.2.3	Source Materials

a)

Recycling: Most plants under Pechiney's Aluminum Conversion sector are not dedicated recycling plants, except for the Affimet Company plant in France (see table below). All casting plants recycle scrap that comes from the internal production process as well as external scrap purchased from customers.

Recycling plant capacities -- Aluminum Conversion As at 31 December 2003
Locations		% of ownership by Pechiney	Annual Capacity (thousands of tonnes)

Aerospace, Transport, Industry

Sheet ingot from customer process scrap (aircraft), miscellaneous scrap and internal scrap France......................................................	Pechiney Rhenalu	100	130
	(Issoire)

Sheet ingot from customer process scrap (building), miscellaneous scrap and internal scrap United States...........................................	Pechiney Rolled Products	100	150
	(Ravenswood)

Billet from internal scrap and miscellaneous scrap France....................................................	Pechiney Aviatube	100	13
	(Montreuil Juigne)

Billet from internal scrap United Kingdom.......................................	Pechiney Rhenalu	100	15
	(Workington)

Cans, Automotive and Standard Rolled Products

Sheet ingot from customer process scrap (beverage can and automotive), miscellaneous scrap and internal scrap France....................................................	Pechiney Rhenalu	100	285
	(Neuf-Brisach)

Recycling plant capacities -- Aluminum Conversion As at 31 December 2003
Locations		% of ownership by Pechiney	Annual Capacity (thousands of tonnes)
Foil and Strip / Specialties

Sheet ingot from internal scrap France....................................................	Pechiney Rhenalu	100	22
	(Annecy)

Reroll coil from internal scrap (foil) France....................................................	Pechiney Rhenalu	100	15
	(Rugles)

Reroll coil from internal scrap (foil) Luxembourg...........................................	Pechiney Eurofoil	100	21
	(Dudelange)

Sheet ingot and customer process scrap (Pechiney Rhenalu Froges) and internal scrap France....................................................	Aluminum Pechiney	100	3
	(Mercus)

Extrusions, Casting Alloys, Automotive

Foundry alloys France....................................................	Affimet	100	65
	(Compiègne region)

Total			719

7.3	Packaging

7.3.1	Products / Business Divisions

a)

Plastic Packaging: Pechiney manufactures high value-added flexible packaging and plastic bottles characterized by high barrier properties, which enhance the product shelf life. Products include single and multi-layer films and laminations, pouches, bags, lidstock, thermoformed trays, single and multi-layer polyolefin and PET barrier bottles for juices, beer, sauces and ketchup. Main markets include food, healthcare and specialty markets. Research and development are important aspects of this division.

b)	Cebal Tubes Europe-Asia: Pechiney produces and sells Cebal collapsible plastic, laminated and aluminum tubes mainly for the cosmetics, personal care and healthcare markets.

c)

Cebal Tubes Americas: This division produces and sells similar products as Cebal Tubes Europe-Asia. The division targets the development of high-value added plastic and laminated tubes focused on dental hygiene segments and on personal care and pharmaceuticals markets.

d)

Cebal Aerosols: This division produces aluminum bottles and seamless aluminum aerosol cans mainly for the personal care market (deodorant, hair care and hygiene), as well as for other niche markets, such as pharmaceuticals, perfume, cleaning products, food and beverages.

e)

Techpack International: This business is a worldwide producer of high value-added plastic packaging for perfume and cosmetics, such as lipsticks, mascara cases, compacts, caps, bottles, promotional items, jars and dispensers.

f)	Caps and Overcaps: Pechiney operates a small business for the production of caps and overcaps for the global wine, alcohol and spirits markets.

7.3.2	Production / Facilities

a)

Plastic Packaging: Pechiney operates a worldwide plastics business divided into flexible/plastic packaging in Argentina, the Czech Republic, France, Germany, Italy, Mexico, Morocco, Portugal, Spain, New Zealand and the U.S., as well as a plastic bottles business in Canada, France, the U.K. and the U.S. This division also has a research and development center in the U.S. and graphic centers in France, Mexico and Spain. This division has benefited from significant acquisitions in the past year.

b)	Cebal Tubes Europe - Asia: This business has facilities located throughout Europe (the Czech Republic, France, Germany, Italy and Poland) and one facility in China.

c)	Cebal Tubes Americas: This business has eight facilities located throughout the Americas in Brazil, Canada, Mexico and the U.S.

d)	Cebal Aerosols: This business has facilities in the Czech Republic, France, Italy, Spain and the U.K.

e)

Techpack International: Techpack has set up a worldwide industrial and commercial network, which it expanded considerably in 2003. The network is comprised of 15 manufacturing facilities in Indonesia, France, Italy, Spain, South America (Brazil) and North America (U.S.), benefiting from specialized development centers, one innovation center, seven marketing units and a sourcing office in Asia.

f)	Caps and Overcaps: This business has facilities in Canada, Chile, France and the U.S.

7.4	International Trade

7.4.1	Services

a)

Sales: Through its global sales agency network, Pechiney's International Trade division specialised in the sale and sourcing of commodities and products for industrial use for Pechiney's other activities and also for third parties worldwide.

b)

Trading: International Trade specializes in the trading of bauxite, alumina and primary aluminum, as well as copper, ores and concentrates. It maintains a strong presence in both the intermediary markets and end-user markets.

c)

Distribution: This sub-division specializes in the distribution of semi-finished aluminum products and stainless steel items, mainly for the aerospace, mechanical engineering, transport, construction and boiler-making markets.

7.4.2	Locations

a)	Sales: International Trade's sales agency network maintains extensive presence through its 40 agencies operating in more than 60 countries around the world, including a strong growth in China.

b)

Trading: International Trade's activities are carried out through five companies: Pechiney World Trade USA (U.S.), Pechiney Trading Company (Switzerland), Pechiney Trading France (France), Pechiney Trading Ltd. (England) and Pechiney Far East Limited (Hong Kong).

c)

Distribution: The Almet distribution network operates in Austria, Belgium, France, Germany, the Netherlands and Switzerland. Operations are conducted through a network of sales outlets and five service centers in the same countries.

D.	INFORMATION BY GEOGRAPHIC AREAS

See Annual Report, page 94, Note 29 to the Consolidated Financial Statements for financial information by geographic area.

E.	RESEARCH AND DEVELOPMENT

Alcan:

Research and development ("R&D") comprises a global system of research laboratories, applied engineering centres and plant technical departments. The principal research laboratories, responsible for approximately 60% of the total R&D expenses for Alcan, play a major role in innovation through basic and applied research. Two laboratories are located in Canada (at Kingston, Ontario, and Jonquière, Quebec), and one in Switzerland (Neuhausen). Together, these research laboratories employ about 450 people.

In recent years, Alcan's R&D efforts have been refocused on core processes and products, assisting operating units to achieve increased productivity, higher quality and reduced costs. Alcan's R&D expenses totaled $140 million in 2003, $115 million in 2002 and $135 million in 2001. In addition, intellectual property management safeguards Alcan's process and product technologies and trademarks.

Alcan manages applied engineering centres and technical departments located close to key markets and operating divisions. These include the Packaging Technology Center located in North America for canning and packaging technology, and technical centres in North America and Europe for automotive technologies. These centres are focused on major products and provide technical and product development support to customers, drawing extensively on the resources and scientific disciplines in the research centres.

Pechiney:

Pechiney's R&D activities are conducted at the central R&D laboratory ("Pechiney CRV") in Voreppe, France, and at six specialized laboratories (alumina, primary aluminum production, ferroalloys, tubes and aerosols and flexible packaging) located in France and the United States. In addition to its role as a central laboratory supporting the activities of the Group's other research centers, Pechiney CRV conducts all aluminum conversion research. In addition, in 2002 Techpack International opened a new innovation center that provides an enhanced upstream response to customer needs.

Approximately 80% of projects are integrated into industrial programs and 20% are dedicated to maintaining and developing expertise and promoting exploratory investigation. Co-development projects continued to develop in 2003. Pechiney involves major customers in the innovation process, conducting joint research programs in aerospace, automotive and packaging markets. Sustained efforts were also made to improve production and conversion processes in order to reduce costs, enhance product quality and boost environmental protection in a variety of fields. Finally, Pechiney pursued its active participation in European projects within the framework of the sixth European Union Framework Program for Research and Technology Development (Plan Communautaire de Recherche & Développement). In particular, it was a partner in the new Welding Concept for Aircraft (WELAIR) project, a European program for R&D, to develop new welded structure designs for aerospace applications.

Pechiney's R&D expenses totaled €93 million in 2003, compared with €90 million in 2002 and €97 million in 2001.

F.	ENVIRONMENT, HEALTH AND SAFETY MATTERS

Alcan is subject to a broad range of environmental laws and regulations in each of the jurisdictions in which it operates. These laws and regulations, as interpreted by relevant agencies and the courts, impose increasingly stringent environmental protection standards regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination. The costs of complying with these, including participation in assessments and remediation of sites, could be significant. In addition, these standards can create the risk of substantial environmental liabilities, including liabilities associated with divested assets and past activities. Currently, Alcan is involved in a number of compliance efforts and legal proceedings concerning environmental matters.

Alcan:

Alcan's vision for environment, health and safety ("EHS") is to become a recognised leader of EHS excellence, in all Alcan does and everywhere it operates. To move towards this vision, in 2003 Alcan introduced EHS FIRST, a new EHS management system. EHS FIRST is a part of Alcan's Integrated Business Management System, contributing to maximizing Alcan's value.

EHS FIRST requires all sites to implement ISO 14001 and OHSAS 18001 management systems. By the end of 2003, 63% of the sites were certified according to ISO 14001 and 46% of the sites were already certified for OHSAS 18001. By the end of Quarter 1, 2004 any facility, site or installation that is managed and/or at least 50% owned by Alcan and is a legal entity should be certified, with the exception of newly acquired facilities, which have two years time to be certified. EHS performance data were reported externally in our 2003 web-based sustainability report as part of Alcan's key measures of sustainability.

As of October 2003 the Business Groups have taken the lead in managing TARGET, Alcan's internationally recognized greenhouse gas management program. The program was ranked best in class globally by Sustainable Asset Management for inclusion in the Dow Jones Sustainability World Index.

EHS FIRST sets clear Alcan standards outlined in a management system handbook, including mandatory EHS directives. With an internal gap-analysis tool all facilities were enabled to check compliance with the new standards and to plan the measures to fill the gaps by the end of 2004. By the end of 2003, 94% of sites completed the gap analysis. The continuous improvement process drives Alcan's businesses to reduce impacts while improving their competitive position and efficiency. Alcan's capital expenditures to protect the environment and improve working conditions were $71 million in 2003. EHS expenditures for 2004 and 2005, including Pechiney, are projected to be $137 million and $193 million, respectively. In addition, expenditures charged against income for environmental protection were $196 million in 2003, and are expected to be $222 million in 2004 and $238 million in 2005, including Pechiney.

Pechiney:

Pechiney's Environment and Industrial Risk Management Department is responsible for defining Pechiney policy in these areas. The business divisions are responsible for implementation.

Pechiney is subject to a broad range of environmental laws and regulations in each of the jurisdictions in which it operates. These laws and regulations impose increasingly stringent environmental protection standards regarding, among other things, air emissions, wastewater discharges, the use and handling of hazardous materials, waste disposal practices, and the remediation of environmental contamination. Pechiney applies the international standard ISO 14001 as the benchmark for its environmental protection management. A comprehensive training program complements this system, which is based on the standards of prevention, compliance with regulations and the Pechiney Continuous Improvement System. The objective is to certify the Group's main facilities by 2005. In 2003, two facilities were certified, Aluminum de Grèce (alumina and primary aluminum) and Issoire (aluminum conversion), bringing the number of ISO 14001 facilities up to 26.

The year 2003 saw the first application of the voluntary commitment to reduce greenhouse gas emissions at Pechiney facilities in France. Recycling products after use and reducing waste are priorities for the European Commission and the European Parliament. Interim results concerning environmental matters at the end of 2003 were in line with the objective for 2003/2004. The aggregate amount of provisions to ensure environmental compliance, or in connection with the risk of environmentally-related legal proceedings, was accrued as of 31 December 2003.

Safety is a top priority for Pechiney; it is one of the important criteria by which management is measured at all levels. The achievement of positive safety results is linked to compensation. Pechiney implements a very active risk prevention policy in the workplace that is based on a visible commitment of management, employee mobilization and clear principles of organization. Annual and multi-annual action plans are applied, monitored and updated by safety committees in each operating division and for each facility. Two mechanisms contribute decisively to the improvement of safety conditions:

-	standards that determine the minimum requirements for a task or a specific risk; and

-	audits of safety systems, standards and practices in the work environment.

An independent medical and toxicological council advises executive management on work-related and public health issues related to manufacturing activities and products. In particular, it monitors studies on the possible toxicity of aluminum.

G.	PROPERTIES

Alcan believes that its properties, including those of Pechiney, most of which are owned, are suitable and adequate for its operations.

H.	EMPLOYEES

Alcan:

As at 31 December 2003, Alcan employees, not including Pechiney's, were located as follows: approximately 18,600 in North America, 23,200 in Europe, 3,400 in South America, and 6,800 in Asia, Pacific and other areas. A majority of the hourly-paid employees are represented by labour unions.

There are 26 collective labour agreements in effect in Canada. Labour agreements for unionized employees at Alcan facilities in Quebec expire at the end of 2006 or in 2007. In British Columbia, the Collective Labour Agreement at Kitimat expires in 2005.

In all other locations, collective agreements are negotiated on a site, regional or national level, and are of different durations.

Pechiney:

Following the Pechiney Combination, France became the country where Alcan employs the largest number of employees: about 2,200 before the Pechiney Combination and about 16,500 after the Pechiney Combination, in more than 30 Subsidiaries. Employment conditions are defined by French law and by four national collective agreements relating to various industrial sectors: chemicals, mechanics, plastic transformation and cardboard transformation. Additional specific agreements exist at each individual company. Pension liabilities are not included in collective agreements and result from specific individual contracts.

Following the Pechiney Combination, Alcan employs 88,000 people in 63 countries.

I.	PATENTS, LICENSES AND TRADEMARKS

Alcan (including Pechiney):

Alcan owns, directly or through Subsidiaries, a large number of patents in Canada, the U.S., the European Union as well as in other countries which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their normal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

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

J.	COMPETITION AND GOVERNMENT REGULATIONS

The aluminum and packaging businesses are highly competitive in price, quality and service. The Company experiences competition from a number of companies in all major markets. In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing in aluminum production is enhanced by its ability to supply its own power to many smelters at low cost.

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

ITEM 3 LEGAL PROCEEDINGS

A.	ENVIRONMENTAL MATTERS

1.	Cases

1.1	Alcan

PAS Site. The Company's U.S. Subsidiary, Alcan Aluminum Corporation ("Alcancorp"), and third parties are defendants in a lawsuit instituted in July 1987 by the U.S Environmental Protection Agency ("EPA") relating to the Pollution Abatement Services site, a third-party disposal site, in Oswego, New York ("PAS"). Alcancorp is alleged to have contaminated this site through the disposal of waste materials disposed by contractors employed by Alcancorp (and other companies). Alcancorp's defense is that the waste was not hazardous. In January 1991, the Federal District Court for the Northern District of New York found Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Circuit Court of Appeals for the Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what liability, if any, might be assigned to Alcancorp depending on whether Alcancorp can prove that waste did not contribute to the costs of remediation at the site. This matter was consolidated with another case, instituted in October 1991 by the EPA against Alcancorp in the Federal District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals superfund site in Oswego County, New York, which is also owned by PAS. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding Alcancorp jointly and severally liable with other defendants. The amount of the judgment plus interest was $13.5 million as of December 2000. The case was appealed. In the first quarter 2003, the Second Circuit affirmed the decision of the trial court. Alcancorp sought a rehearing but the motion was denied. Alcancorp filed a petition for certiorari in U.S. Supreme Court, which was denied. Alcancorp has also been sued by other potentially responsible parties ("PRPs") at PAS seeking contribution for costs incurred in cleaning up the PAS site which are being contested.

Butler Tunnel Site. Alcancorp was a party in a 1989 EPA lawsuit before the Federal District Court for the Middle District of Pennsylvania involving the Butler Tunnel superfund site, a third-party disposal site. In May 1991, the Court granted summary judgment against Alcancorp in the amount of $473,790 for alleged disposal of hazardous waste. After unsuccessful appeals, in 1995 Alcancorp paid $652,371 representing the judgment amount plus interest and is disputing about $400,000 associated with that judgment, representing additional enforcement costs incurred after the date of the initial judgment in a separate lawsuit. In order to recover part of these amounts, Alcancorp instituted proceedings against several third parties alleged to have disposed of waste at the site. These proceedings were consolidated with an action filed by the EPA against Alcancorp for additional sums for further remedial activities at the Butler Tunnel site.

Butler Site. The United States filed a second cost recovery action against Alcan seeking recovery of expenses associated with the installation of a early warning system for potential future releases from the Butler site. The case has been held in abeyance since shortly after it was filed. Alcan has been unable to determine what, if any, exposure it may have for the costs associated with the system and the extent of the exposure.

Omega Chemical Site. In February 1996, the Company's U.K. Subsidiary, British Alcan Aluminum plc ("British Alcan"), sold its investment in Luxfer USA Limited. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceeding. Luxfer is a participant in a joint defense group being sued by the EPA in regard to waste Luxfer sent, from 1976 to 1991, to the Omega chemical waste Superfund site, a third-party disposal site in Whittier, California. At various times during 1995, Luxfer contributed various amounts totaling $11,800 for defense group costs and the removal of waste from the site. Large waste generators are cleaning up the site. Luxfer, being a small contributor, is discussing settlement offers. In 2000, Luxfer and other members of the joint defense group entered into a consent decree with the EPA to complete the remediation.

Pennsauken Landfill. Alcancorp is a third party defendant in a suit seeking response costs initiated in December 1995 by the State of New Jersey alleging that a disposal company that had been used by Alcancorp disposed of hazardous material in a landfill in Pennsauken. Including Alcancorp, there are 277 third-party defendants in this action. Various discovery issues remain outstanding. In 2002, the court granted the third-party defendants the right to conduct depositions of the other party's experts. The discovery process continued in 2003.

Tri-Cities Site. In 1994 Alcancorp and other companies responded to an EPA inquiry concerning the shipment of old drums to Tri-Cities Inc. (New York). The company previously reprocessed barrels. In 1996 the EPA issued an administrative order directing the defendants to clean up the site. Alcancorp refused to participate claiming that the drums sent to Tri-Cities were empty at the time of delivery. The PRPs sent Alcancorp a settlement offer and proposed Consent Decree for Alcancorp to agree to join other PRPs in the clean-up. Alcancorp rejected the offer as it disagreed with the drum count attributed to it. In September 2002, notification was received from the EPA that it contended Alcancorp was responsible for response costs totaling $170,512 plus interest and future response costs for its violation of the administrative order. Alcancorp responded by a letter outlining the objections to the EPA's determination. The EPA has since indicated that the matter has been referred to the Department of Justice ("DOJ") for enforcement. Alcancorp has responded with a letter stating that EPA's claims are unsupported.

Lower Passaic River Initiative. In 2003, Alcancorp received a letter from the EPA regarding an investigation being launched into possible contamination of the Lower Passaic River in 1965. Alcancorp has been identified as a PRP arising from one of its plants in Newark, New Jersey which may have generated hazardous waste. A remedial investigation feasibility study is scheduled to be carried out over several years.

Quanta Resources Facility. In June 2003, the DOJ filed a Superfund costs recovery action in Federal Court for the Northern district of New York against Alcancorp and Quanta Resources, seeking unreimbursed response costs of $1.4 million, stemming from the disposal of rolling oil emulsion at a Mahler facility in Syracuse, New York. Parties are in the process of producing initial disclosures.

Sealand Site. New York State claims Alcancorp's waste at the Sealand, New York site is hazardous; Alcancorp disputes this. There are a series of PRPs. In 1993, Alcancorp declined a request to participate in a program to provide drinking water to area residents, contending that Alcancorp's waste did not cause or contribute to the harm caused at the site. In 2003, Alcan met with the DOJ and the EPA, who quantified potential liability of unreimbursed costs at $2.6 million.

Millville, New Jersey Plant. In 1997, Wheaton USA Inc. ("Wheaton"), a wholly-owned Subsidiary, began building new furnaces at its Millville, New Jersey glass plant that were alleged to violate air emission regulations. The New Jersey Department of Environmental Protection ("NJDEP") issued a citation for violation of permits. The EPA issued an information request to which Alcan responded. Wheaton made modifications to the two furnaces. Wheaton is awaiting a review and approval from the NJDEP. There were no further developments in 2003.

Clifton, New Jersey Facility. Lawson Mardon USA Inc. ("LM USA"), a wholly-owned Subsidiary, is undertaking a site investigation and clean-up of the land at its Clifton, New Jersey plant, in compliance with a NJDEP permit. No court action was brought. According to studies, offsite contamination was not a result of LM USA's operations. LM USA has reached an agreement with the NJDEP for alleged on-site contamination whereby LM USA would isolate the area and would monitor the ground water for two years. LM USA completed the remediation in 2003 and will now conduct ground water monitoring. Monitoring costs are estimated at $6,000 per quarter.

LM Trentesaux Site. In 1999, an investigation was carried out at the Lawson Mardon Trentesaux SA site ("LM Trentesaux"), a Subsidiary, at Tourcoing, France. The land was found to be contaminated by solvent, fuel and chemical products resulting from engraving and packaging activities. An estimate of the clean-up costs was established. The investigation was also conducted to determine whether the contamination was the sole responsibility of LM Trentesaux and whether the migration of the contamination was possible. Ground contamination by solvent was treated and further treatment for other substances may be required.

Marseilles Red Mud Remediation. In 1982, Alusuisse Lonza France SA ("ALF"), a subsidiary of Algroup, sold land in Marseilles, France, to the local community, which contained red mud deposits on two different sites. Buildings were erected on this land and issues have arisen as to the overall stability of the red mud mounds. In 1997, French law changed to have the responsibility for deposits lie with the originator and ALF paid $1.68 million for remediation. ALF has been engaged in litigation and appeals with government agencies for further remediation; ALF is trying to establish the partial responsibility of the local community. In 2002, the appeal court rejected ALF's position for the two sites. ALF has appealed the decision for one site and is awaiting judgment.

Formiga Solid Waste Remediation. The Company's Brazilian wholly-owned Subsidiary, Alcan Alumínio Do Brasil Ltda. ("Alcanbrasil") was sued by the Municipality of Formiga for inadequate disposal of solid waste from its flexible packaging plant. The waste was being disposed of a third party. Some of the waste was found in unauthorized landfills. The third party is also being sued but under Brazilian law, Alcanbrasil is jointly and severally responsible. In 2002, a settlement was reached where Alcanbrasil will not be liable for any damages if Alcanbrasil's waste is removed from the landfills. In 2003, the waste was completely removed to an authorized landfill and final approval is awaited from the environmental authorities.

Algoods Ontario Remediation. Beginning in 1995 environmental investigations have been conducted into the presence of oil, gasoline and volatile organic compounds ("VOCs") in the soil and groundwater at the Algoods plant site in Ontario, Canada and third party properties adjacent to this site. Algoods was sold in 1996 and under the terms of the agreement, the Company retains liability for this case. A remediation plan was approved with the Ministry of Environment ("MOE") for the oil removal and recovery is approximately 85% complete. A gasoline recovery system was commissioned by Alcan and accepted by the owner of the affected property. MOE requested and has received from Alcan a delineation study with respect to VOCs in the surrounding area. This report is currently under review by the MOE. An initial remediation plan for VOCs was implemented in 2003.

1.2	Pechiney

Howmet Sites. Under the stock purchase agreement between Pechiney and Blade Corporation for the divestiture of certain Pechiney subsidiaries (Pechiney Corporation, Howmet Corporation, Howmet Cercast) dated 12 October 1995, Pechiney agreed to indemnify Blade Corporation, without limitation in time or a ceiling on the indemnification amount, with respect to certain environmental matters ("Howmet Sites") that exceeded a reserve of $6 million on the pro-forma 1995 balance sheet of Pechiney. Alcoa, the legal successor in interest to Blade Corporation and beneficiary of the indemnification clause, asked Pechiney on 30 April 2002 to pay for the remediation costs exceeding the $6 million provision concerning the environmental risks at several sites.

Omega Chemical Sites. In addition to Alcan's defense of Luxfer at this site, Howmet is also named as a PRP at the Omega Chemical site. Howmet entered into a consent decree, the total cost of which is estimated at $15 million to all PRPs. Howmet recently entered into a revocable assignment of contribution claims in favour of the Omega Chemical PRP Group, LLC.

Dover, New Jersey Site. In 1997, Howmet notified Pechiney of high PCB readings at Dover, New Jersey. There are other possible environmental concerns at the Dover site as well. In April 1991, Howmet entered into an administrative order with the State of New Jersey for a remedial investigation/feasibility study. That process is not complete and a remedy has yet to be selected. Additionally, Howmet received oral notification in January 2004 that the State of New Jersey is seeking natural resource damages ("NRD") for claimed impact on the site groundwater. The State of New Jersey is thus asking for money damages for the impact on the groundwater separate and above the remediation costs.

Combe Fill South Landfill. In 1998, the U.S. and the New Jersey Department of Environmental Protection sued Howmet and other parties for damages and response costs in response to the environmental conditions at the Combe Fill South Landfill in New Jersey. The governments claim both past costs for remediation and future costs. An alternative dispute resolution process is underway under the supervision of the U.S. District Court for the District of New Jersey and the process will continue until August 2004. Howmet submitted its position paper on allocation on 15 January 2004. There are hundreds of parties involved in the suit.

Holden Mine Site. Holden Mine was an underground copper mine that Howe Sound Company operated from 1936 until 1957. It is located in a remote wilderness area in the Wenatchee National Forest in Washington State. The U.S. Forest Service, together with officials of Washington State and the EPA, requested the performance of a remedial investigation. An administrative order was entered in 1997. The remedial investigation identified several remedial scenarios with a wide range in cost. Total site costs (including investigation costs) and NRD will likely exceed $30 million. Pechiney does not yet have an agreement with the agencies on the remedy or NRD obtained. Pechiney submitted its final draft feasibility study in February 2004. No other PRPs are involved.

Blackbird Mine. In 1994 and 1995, the former Pechiney Corporation signed a consent decree, with the U.S. Forest Service, National Oceanic and Atmosphere Administration and the EPA as well as the State of Idaho and two administrative orders with the EPA for a remedial investigation/feasibility study and early action clean-up of the Blackbird Mine. Pechiney must pay a significant portion of the total cost of the Blackbird Mine clean-up. The U.S. must pay a smaller portion of the remediation expenses with a cap. The removal actions, which began in 1995, are largely but not entirely complete. The U.S. investigated arsenic contamination at neighboring Panther Creek Inn and a soil removal remediation was performed in 1998. In August 2002, the EPA issued its proposed remedial plan for Blackbird Mine, which includes copper and cobalt actions. In Spring 2003, the EPA issued a record of decision ("ROD"), which Pechiney views as unfavorable and costly. Pechiney is also trying to negotiate a modification of the consent decree to extend the time for achieving water quality standards from 2002 to 2005. Negotiations with the various agencies concerning the ROD and the Consent Decree were held during 2003. The U.S. also issued a unilateral administrative order ("UAO") on 11 July 2003. The UAO became effective 10 August 2003. The parties indicated their intent to comply on 14 August 2003. The EPA estimated the ROD remedy cost at $15.4 million present value in addition to what has already been paid. The EPA also demanded $ 25 million in financial assurance from the parties. Pechiney is vigorously opposing certain elements of the additional work. The U.S. District Court for the District of Idaho retains jurisdiction.

Tungsten Mine Site. In April 2000, the North Carolina Department of Environment & Natural Resources, Division of Waste Management sought cooperation for the removal of drummed hazardous substances and for monitoring, testing, analyzing and reporting on the Tungsten Mine Site, in Vance County, North Carolina. Pechiney is the successor to Haile Mining Company, which it is believed mined the site from approximately 1945 through the late 1950s. A first meeting of PRPs took place in October 2001. Discussions with the State concerning Tungsten Mine are still preliminary, and site assessment has not yet been completed. This is an administrative case only and, thus, does not involve any court action.

Pohatcong Valley Site. The U.S. Department of Interior notified Pechiney Plastic Packaging Inc. ("PPPI") on 19 November 1999 that it wanted to geophysically log certain wells at the Washington, N.J. facility as it seeks to identify possible contributors of a specific contaminant - TCE - to the Pohatcong Valley Superfund Site. This matter involves both an on-site remediation of the Washington Plant, which is near completion and a Superfund Site, which is in the early stages of investigation. PPPI was advised that the "logging" process was completed and in the summer of 2001, the EPA did some minor additional investigation at the plant site. The EPA has issued a draft but not a final remedial investigation report. Meanwhile, PPPI has performed an on-site remediation at the Washington plant. It has received a "no further action" letter from the State of New Jersey for certain areas and an approval letter dated 12 June 2002 from the State for certain additional work. Over time $1 million has been spent at the Washington facility for on-site work. This is an administrative case only and, thus, does not involve any court action.

2.	Reviews and Remedial Actions

From time to time, the Company is subject to environmental reviews and investigations. The Company has established procedures for reviewing environmental investigations and any possible remedial action on a regular basis. Although the Company cannot reliably estimate all of the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations, materially affect its financial condition or materially affect the Company's liquidity.

B.	OTHER MATTERS

1.	Alcan

Powerex Litigation. In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, Alcan obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. Alcan sold the right to supply this portion to Enron Power Marketing Inc. ("EPMI"), a subsidiary of Enron Corporation ("Enron") for cash consideration. In order to obtain the consent of BC Hydro to this sale, Alcan was required to retain residual liability for EPMI's obligations arising from the supply contract, including in the event that EPMI became unable to perform. This contingent liability is subject to a maximum aggregate amount of $100 million, with mitigation and subrogation rights. On 2 December 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex, the BC Hydro affiliate which now holds the rights to the power supply contract, maintains that it has terminated the power supply contract and as a result filed a claim for $100 million against Enron on 15 March 2002 as a necessary step prior to making the same claim against the Company. Enron did not respond to that claim and the Company received, on 22 March 2002, a demand for payment in the amount of $100 million from Powerex. On 17 January 2003, the Company received a decision following arbitration hearings held in December 2002 on a contractual dispute between Powerex and Alcan. The arbitrator confirmed Powerex's claim for $100 million. In February 2003, Alcan filed an application in Oregon to set aside the arbitration award and Powerex also filed certain motions ("U.S. Proceedings"). Powerex has filed a petition in the British Columbia Supreme Court for judgment in the amount of the award and a declaration that the award is enforceable in the same manner as a judgment of the Court ("B.C. Proceedings"). In July 2003, the B.C. Supreme Court stayed the B.C. Proceedings pending a decision of the U.S. Federal Court in the U.S. Proceedings. In August 2003, the various Alcan and Powerex summary motions were heard before a magistrate judge of the U.S. Federal Court in Portland, Oregon. In September 2003, the magistrate judge issued various recommendations, including recommendations that Alcan's motions for judicial review be dismissed. Alcan objected to the recommendations and Powerex filed a reply to Alcan's objections. In October 2003, the recommendations, objections and reply were forwarded to an Article III judge of the U.S. Federal Court. On 11 December 2003, the Article III judge confirmed the recommendations of the magistrate judge. Alcan has appealed this decision. The hearing of the B.C. Proceeding is scheduled to take place in April 2004. A provision of $100 million was recorded in the fourth quarter of 2002 and is still in place.
2.	Pechiney

Kaiser Aluminum Corporation. On 21 January 2004 Kaiser Aluminum Corporation and affiliated entities filed a motion before the U.S. Bankruptcy Court for the District of Delaware seeking to reject the five-year alumina supply agreement between Kaiser Aluminum International, Inc. ("KAII") and Pechiney Trading Company ("PTC"). The agreement provides for the supply of 300,000 tonnes of alumina a year to PTC, from January 2002 to the end of 2006. KAII assumed the agreement after it had entered into U.S. Chapter 11 debtor protection status. The Court specifically authorized the assumption of the agreement under applicable provisions of the U.S. Bankruptcy Code at the request of the Kaiser debtors. PTC believes that the agreement is valid and enforceable, and has filed objections to the motion as well as several motions of its own against the Kaiser entities. Neither the likelihood of nor the amount of any financial impact can currently be determined.

The Company is also involved in ordinary course litigation in jurisdictions throughout the world, none of which, in the Company's belief, could materially impair its operations, materially affect its financial condition or materially affect the Company's liquidity.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2003.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required is incorporated by reference to the Annual Report. See section entitled "Common Shares" on page 83.

The number of holders of record of Common Shares on 3 March 2004 was approximately 17,882. For information on the effect of the Pechiney Combination on the Registrant's common equity, see description of the "Pechiney Acquisition" under Items 1 and 2 (B)(2.2.1).

While the Company intends to pursue a policy of paying quarterly dividends, the level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes and foreign governmental restrictions affecting repatriation of earnings.

Dividends paid on Common Shares held by non-residents of Canada will generally be subject to Canadian withholding tax which is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the U.S., the treaty-reduced rate is currently 15%.

Equity Compensation Plan Information

The following table presents information related to securities to be issued upon the exercise of outstanding options, warrants and rights pursuant to equity compensation plans that have been approved by security holders, as well as plans that have not been approved by security holders as at 31 December 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders.........................................................

Alcan Executive Share Option Plan	9,565,684	CAN. $47.49	14,709,676

Pechiney Option Plans	3,888,607	€ 34.71	0

Equity compensation
plans not approved
by security holders.....................................................	N/A	N/A	N/A
Total.................................................	13,454,291	N/A	14,709,676

In relation to the Pechiney Option Plan, Alcan and Pechiney agreed on the terms of a liquidity agreement which has been made available to beneficiaries of Pechiney subscription and purchase options (''Liquidity Agreement''). The Liquidity Agreement allows the holders of Pechiney options to either (a) exchange their Pechiney shares resulting from the exercise of the Pechiney options for Alcan Common Shares on the basis of a ratio equivalent to the consideration offered under Alcan's public offer for Pechiney or (b) give up their Pechiney options and receive new options to subscribe for Alcan common shares on a basis of a ratio equivalent to the consideration offered under Alcan's public offer for Pechiney. Upon the clearance by the French Conseil des marchés financiers of Alcan's initial public offer for Pechiney securities on 16 July 2003, the Pechiney options became fully vested.

Sales of Unregistered Securities

Equity Issuance. In connection with the Pechiney Combination, the Company issued to Pechiney security holders 42,413,105 Common Shares on 15 December 2003 and 2,082,075 Common Shares on 15 January 2004. Common Shares issued to holders of Pechiney common shares and Pechiney Bonus Allocation Rights located in the United States and Canada and to all holders of Pechiney American Depositary Shares, wherever located, were registered under the Securities Act of 1933, as amended (the "Securities Act"), while Common Shares issued to holders of Pechiney common shares and Pechiney Bonus Allocation Rights located in France and located outside of France, Canada and the United States were not so registered, in reliance upon the exemption from registration provided by Regulation S under the Securities Act. In consideration of the 15 December 2003 issuance and the payment of $3,544 million, the Company received 77,950,776 Pechiney common shares (including Pechiney common shares underlying the Pechiney American Depositary Shares), 1,598 Pechiney Bonus Allocation Rights and 7,722,915 Pechiney OCEANEs (which were purchased for cash). In consideration of the 15 January 2004 issuance and the payment of $158 million, the Company received 3,826,638 Pechiney common shares (including Pechiney common shares underlying the Pechiney American Depositary Shares), 19 Pechiney Bonus Allocation Rights and 149,072 Pechiney OCEANEs (which were purchased for cash).

ITEM 6 SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

(in millions of Dollars except for per Share amounts)
	Years ended 31 December
	2003	2002	2001	2000	1999

Sales and operating revenues	13,640	12,296	12,385	9,097	7,324
Net income (Canadian GAAP)	167	374	2	610	448
Net income (loss) (U.S. GAAP)	77	(336)	(54)	606	455
Total assets	31,957	17,598	17,541	18,389	9,839
Long-term debt (including current portion)	7,960	3,481	3,536	3,528	1,322
Net income (loss) per share (Canadian GAAP) - Basic	0.50	1.15	(0.02)	2.42	2.01

Net income (loss) per share (Canadian GAAP) - Diluted	0.50	1.14	(0.02)	2.42	2.01
Net income (loss) per share (U.S. GAAP)*	0.22	(1.06)	(0.19)	2.40	2.04
Cash dividends per share	0.60	0.60	0.60	0.60	0.60
* Basic and diluted.

Commencing 2001, the Company retroactively adopted the recommendations of the Canadian Institute of Chartered Accountants ("CICA") concerning earnings per share. The standard requires the disclosure of the calculation of basic and diluted earnings per share and the use of the treasury stock method for calculating the dilutive impact of stock options.

Commencing 2001, the Company adopted the recommendations of the CICA concerning business combinations. All business combinations initiated on or after 1 July 2001 are now required to be accounted for under the purchase method.

Commencing 2002, the Company adopted the recommendations by the CICA concerning goodwill and other intangible assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value. Goodwill and other intangible assets with an indefinite life are tested for impairment on an annual basis.

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

Commencing 2002, the Company adopted the recommendations of the CICA concerning disclosure of stock options and other stock-based compensation. This standard encourages but does not require that the fair value method be used for transactions with employees. If the fair value method is not used, note disclosure of pro forma net income and net income per common share - basic and diluted is required as if the fair value based method had been applied to all stock option awards.

Commencing 2003, the Company early adopted the recommendations of the CICA concerning impairment of long-lived assets. Under this standard, an impairment loss is recognized when the carrying amount of a long-lived asset held for use is not recoverable and exceeds its fair value. No impairment charges were recorded upon adoption of this new standard.

Commencing 2003, the Company early adopted the recommendations of the CICA concerning the disposal of long-lived assets and discontinued operations. Under this standard, a long-lived asset to be disposed of by sale is measured at the lower of its carrying amount or fair value less cost to sell, and is not depreciated while classified as held for sale. Assets and liabilities classified as held for sale are reported as assets held for sale and liabilities of operations held for sale on the balance sheet. A long-lived asset to be disposed of other than by sale, such as abandonment, before the end of its previously estimated useful life, is classified as held for use until it is disposed of and depreciation estimates revised to reflect the use of the asset over its shortened useful life. Also, the standard requires that the results of operations of a component of an enterprise, that has been disposed of either by sale or abandonment or is classified as held for sale, be reported as discontinued operations if the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Commencing 2003, the Company adopted the guidelines of the CICA concerning the disclosure of guarantees, which addresses disclosure requirements for a guarantor that issues a guarantee.

In April 2003, the Company adopted the Emerging Issues Committee abstract of the CICA concerning accounting for severance and termination benefits. Under this abstract, contractual termination benefits and severance costs are recognized as an expense when management, having the appropriate level of authority, approves a decision to terminate employees. Non-contractual termination benefits are recognized as an expense when communicated to employees. Retention bonuses are recognized as an expense over the required future service period.

In April 2003, the Company adopted the Emerging Issues Committee abstract of the CICA concerning accounting for costs associated with exit or disposal activities (including costs incurred in a restructuring). This abstract requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of the Company's commitment to an exit plan.

See Annual Report, page 64, Note 8 to the Consolidated Financial Statements for a comparison, for certain items listed, of the amounts as reported by the Company under Generally Accepted Accounting Principles ("GAAP") in Canada with amounts that would have been reported under U.S. GAAP.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The section entitled "Management's Discussion and Analysis" in the Annual Report, page 28, is incorporated by reference.

Other Specified Items of $40 million after tax are detailed on page 32 of the Annual Report.

As the Company follows Canadian GAAP, reference should be made to Note 8 to the Consolidated Financial Statements on page 64 of the Annual Report which compares, for certain items listed, the amounts as reported with the amounts that would have been reported under U.S. GAAP. Beginning in 2001, the Company adopted, for supplementary U.S. GAAP reporting purposes only, Financial Accounting Standards Boards Statements 133 and 138. These standards require that all derivatives be recorded in the financial statements and valued at fair value.

The Company's measure of the profitability of its operating segments is referred to as business group profit ("BGP"). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, asset impairments and Other Specified Items, that are not under the control of the Business Groups. These excluded items are managed by the Company's head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates, foreign exchange rates and the market price of aluminum can impact on the Company's (including Pechiney's) cash flow. See risk factors on page 4 of this report.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at 31 December 2003 net of its invested surplus cash and time deposits at 31 December 2003 would be to reduce net income by $5 million. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see page 55 of the Annual Report.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 December 2003.

In US$ millions, except for average contract rate

		2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value
FORWARD CONTRACTS

To purchase USD against the foreign currency

CHF	Nominal amount	20	29	16	2	1	1	69	(11)
	Average contract rate	1.572	1.387	1.336	1.287	1.261	1.238

GBP	Nominal amount	11	8	3	-	-	-	22	-
	Average contract rate	1.740	1.686	1.587	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	118	-	-	-	-	-	118	31
	Average contract rate	0.577	-	-	-	-	-

GBP	Nominal amount	6	1	-	-	-	-	7	1
	Average contract rate	1.5088	1.4068	-	-	-	-

BRL	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	2.9	-	-	-	-	-

EUR	Nominal amount	195	63	20	9	-	-	287	43
	Average contract rate	1.1131	0.9713	0.8968	1.0454	-	-

To sell EUR against the foreign currency

USD	Nominal amount	352	49	13	4	8	-	426	(32)
	Average contract rate	1.164	1.099	1.059	0.975	1.076	-

USD	Nominal amount	-	-	1,256	-	-	-	1,256	(44)
	Average contract rate	-	-	1.1984	-	-	-	-

CHF	Nominal amount	41	10	8	4	4	3	70	-
	Average contract rate	1.5353	1.5111	1.4872	1.4610	1.4430	1.4266

ZAR	Nominal amount	30	6	-	-	-	-	36	-
	Average contract rate	8.5896	8.3049	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	55	3	-	-	-	-	58	-
	Average contract rate	0.7112	0.7133	-	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.5112	-	-	-	-	-

JPY	Nominal amount	15	-	-	-	-	-	15	1
	Average contract rate	130.1	-	-	-	-	-

OTHER	Nominal amount	63	-	-	-	-	-	63	-

To buy CHF against other foreign currency

OTHER	Nominal amount	1	-	-	-	-	-	1	-

To buy GBP against other foreign currency

OTHER	Nominal amount	36	-	-	-	-	-	36	-

OPTIONS

To sell USD against the foreign currency

AUD	Nominal amount	70	-	-	-	-	-	70	16
	Average contract rate	0.5643	-	-	-	-	-

GBP	Nominal amount	9	-	-	-	-	-	9	-
	Average contract rate	1.7100	-	-	-	-	-

EUR	Nominal amount	325	-	-	-	-	-	325	51
	Average contract rate	0.9418	-	-	-	-	-

In the second quarter of 2003, the Company changed the disclosure alternative for reporting currency derivatives from sensitivity analysis to fair value presentation. Information for the Company's currency derivatives outstanding as at 31 December 2002 is presented below for comparative purposes. The reason for the change is that the fair value presentation provides greater detail regarding the Company's currency derivatives.

In US$ millions, except for average contract rate
		2003	2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value

To purchase USD against the foreign currency

CHF	Nominal amount	60	18	5	3	-	-	-	86	(5)
	Average contract rate	1.085	1.460	1.203	1.190	-	-	-

GBP	Nominal amount	15	-	-	-	-	-	-	15	(1)
	Average contract rate	1.541	-	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	186	122	-	-	-	-	-	308	9
	Average contract rate	0.532	0.550	-	-	-	-	-

BRL	Nominal amount	29	-	-	-	-	-	-	29	(1)
	Average contract rate	3.400	-	-	-	-	-	-

To purchase EUR against the foreign currency

GBP	Nominal amount	22	1	-	-	-	-	-	23	-
	Average contract rate	0.641	0.637	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	231	16	4	4	3	2	-	260	(10)
	Average contract rate	0.977	0.953	0.959	0.960	0.963	0.968	-

CHF	Nominal amount	128	-	-	-	-	-	-	128	-
	Average contract rate	1.457	-	-	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see page 54 of the Annual Report.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 December 2003 would be to reduce net income over the period ending December 2005 by approximately $26 million ($11 million in 2004 and $15 million in 2005). These results reflect a 10% reduction from the 31 December 2003, three-month LME aluminum closing price of $1,600 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2003. The Company's aluminum forward contract positions, producing the above results, are taken out to hedge future purchases of metal that are required for firm sales and purchases commitments to fabricated products customers and to hedge future sales. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 24,000 tonnes, which is marked to market and which includes Pechiney. In addition, see page 48 of the Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference to the Annual Report, Consolidated Financial Statements and Notes thereto on pages 51 to 99 and the "Auditors' Report" on page 50 and the section entitled "Quarterly Financial Data" on page 100.

The location of Financial Statements and other material required under this Item is found under Item 15 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

ITEM 9A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

As of 31 December 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). This evaluation extended to the disclosure controls and procedures in place at Pechiney which became a Subsidiary on 15 December 2003. As a result of the Pechiney Combination, Alcan's disclosure controls and procedures include those of Pechiney. Pechiney's disclosure controls and procedures, which differ in certain respects from those in the rest of Alcan, are being aligned with those of Alcan as part of the post-acquisition integration process. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Alcan's disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting:

The Pechiney Combination resulted in certain changes to Alcan's internal controls over consolidated financial reporting. The operating results in the Consolidated Financial Statements exclude the results of Pechiney, but other elements of financial reporting have changed, including in relation to the balance sheet, information on cash flows and certain Notes to the financial statements for the year ended 31 December 2003. Pechiney internal controls over financial reporting are being aligned with those of Alcan as part of the post-acquisition integration process.

PART III

Information in this part is based on information contained in the Company's Proxy Circular dated 3 March 2004.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. IDENTIFICATION OF DIRECTORS

Alcan has a Worldwide Code of Employee and Business Conduct that governs all employees of Alcan as well as the Directors. As an annex to the Code and supplemental thereto, the Company has adopted a Code of Ethics for Senior Financial Officers including the CEO, the Chief Financial Officer and Controller.

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until he or she ceases to hold office as such.

The following are nominees for election as Directors:

ROLAND BERGER, 66, Director since 2002. Mr. Berger is non-executive chairman of Munich-based Roland Berger Strategy Consultants, one of the leading global strategy consultancies. In 1967 he founded this consulting firm which has become a world leader. He is a member of various supervisory boards and consultant groups, pursues extensive commitments in the public sector and is an expert on corporate management and general economic and social issues.

(1), (3), (5)

L. DENIS DESAUTELS, O.C., F.C.A., 60, Director since 2003. Mr. Desautels is executive-in-residence at the School of Management of the University of Ottawa. He was Auditor General of Canada from 1991 to 2001, prior to which he had been a senior partner of the accounting firm of Ernst & Young LLP. Mr. Desautels is chairman of the Laurentian Bank of Canada, a director of The Jean Coutu Group (PJC) Inc., a leading distributor of pharmaceuticals and related products, and of Bombardier Inc. and a member of the Accounting Standards Oversight Council of the Canadian Institute of Chartered Accountants.

(1), (2*), (3)

TRAVIS ENGEN, 59, Director since 1996. See Item 10 (B) ("Identification of Executive Officers") below.

L. YVES FORTIER, C.C, Q.C., 68, Director since 2002. Mr. Fortier is Chairman of the Board of Alcan and is chairman and a senior partner of the law firm Ogilvy Renault in Montreal since 1992. From 1988 to 1992, he was Ambassador and Permanent Representative of Canada to the United Nations. He is also governor of Hudson's Bay Company and a director of Nortel Networks Corporation, NOVA Chemicals Corporation and the Royal Bank of Canada. Mr. Fortier is a trustee of the International Accounting Standards Committee.

(1*), (4)

JEAN-PAUL JACAMON, 56, Director since 2004. Mr. Jacamon is non-executive chairman of Bonna Sabla, a leading manufacturer of precast concrete products, and of Gardiner Group, a distributor of electronic and surveillance systems. He was previously chief operating officer and director of Schneider Electric from 1996 to 2002. He is also a director of Le Carbone Lorraine, a world specialist in carbon and graphite products and their application, STACI, a leader in computer software for business to business on the web, and AMEC plc, an international engineering services company. He is also chairman of Eureka (a European governmental organization responsible for research and development projects). Mr. Jacamon has served on the Pechiney board of directors since 2002.

(1), (3)

WILLIAM R. LOOMIS, JR., 55, Director since 2002. Mr. Loomis is in the graduate PhD. Program at the University of California, Santa Barbara. He is limited managing director of Lazard LLC, where he was formerly chief executive officer from November 2000 to December 2001. He was previously managing director of Lazard LLC from June 1995 to November 2000. He is a director of Ripplewood Holdings LLC, an investment firm.

(1), (2), (4)

YVES MANSION, 53, Director since 2004. Mr. Mansion is chief executive officer of Société Foncière Lyonnaise since March 2002 and a member of the French Collège de l'Autorité des marchés financiers since November 2003. He was group managing director of Assurances Générales de France from 1990 to 2001. Mr. Mansion is a member of the supervisory board of Euler Hermes and deputy director of l'Entreprise de Recherche et d'activités pétrolières. Mr. Mansion has served on the Pechiney board of directors since 1994.

(1), (2)

CHRISTINE MORIN-POSTEL, 57, Director since 2003. Mrs. Morin-Postel was, from September 2000 until 2003, executive vice president in charge of human resources at Suez Group. She was previously chief executive officer of Société Générale de Belgique from 1998 to 2001. Mrs. Morin-Postel is a director of Arlington Capital Europe, 3i Group plc, a world leader in venture capital, and Pilkington plc, a world leader in manufacturing of glass and glazing products.

(1), (2)

J.E. NEWALL, O.C., 68, Director since 1985. Mr. Newall is chairman of NOVA Chemicals Corporation since 1998. He is also chairman of Canadian Pacific Railway Limited since 2001; he was vice-chairman and chief executive officer of NOVA Corporation from 1991 to 1998. He is a director of Maple Leaf Foods Inc. and the Royal Bank of Canada.

(1), (3*)

GUY SAINT-PIERRE, C.C., 69, Director since 1994. Mr. Saint-Pierre was chairman of the board of the Royal Bank of Canada until his retirement on 27 February 2004. He was president and chief executive officer of SNC-Lavalin Group Inc., a leading engineering-construction firm, from 1989 to 1996 and chairman from 1996 to 2002. Mr. Saint-Pierre is a director of General Motors of Canada and the Institute for Research on Public Policy.

(1), (2), (3), (5)

GERHARD SCHULMEYER, 65, Director since 1996. Mr. Schulmeyer is professor of practice at the MIT Sloan School of Business since 2002. From 1998 until 2001, he was president and chief executive officer of Siemens Corporation, a leading company in steel, capital goods and services. He serves on the boards of Zurich Financial Services, Ingram Micro Inc., and Korn/Ferry International as well as the international advisory board of Banco Santander Central Hispano.

(1), (2), (4), (5*)

PAUL M. TELLIER, P.C., C.C., Q.C., 64, Director since 1998. Mr. Tellier is president and chief executive officer and a director of Bombardier Inc. >From 1992 to 2002, he was president and chief executive officer of the Canadian National Railway Company. He is a director of McCain Foods, Bell Canada and BCE Inc. He is vice-chairman of the Canadian Council of Chief Executives and former chairman of the Conference Board of Canada.

(1), (2), (4*)

MILTON K. WONG, C.M., 65, Director since 2003. Mr. Wong is chairman of HSBC Asset Management (Canada) Limited since 1996 and Chancellor of Simon Fraser University in British Columbia since June 1999. He serves as a director on the boards of the Aga Khan Foundation Canada, the Canada-U.S. Fulbright Program, The Canadiana Fund, The Canadian Institute for Advanced Research, Genome BC, Mr. and Mrs. P.A. Woodward's Foundation, the Pierre Elliott Trudeau Foundation and Stem Cell Network. He is the founder and past-chairman of The Laurier Institution, a non-profit organization for advancing knowledge of the economics of cultural diversity.

(1), (4)

Committee Memberships

1. Corporate Governance

2. Audit

3. Human Resources

4. Environment, Health & Safety

5. Nominating

* Committee Chairman

B. IDENTIFICATION OF EXECUTIVE OFFICERS

The following is certain information with respect to Alcan's Executive Officers:

TRAVIS ENGEN, 59, President and Chief Executive Officer and Director since 1996. Mr. Engen has been President and CEO of Alcan since March 2001. Prior to joining the Company on 12 March 2001, Mr. Engen was chairman and chief executive of ITT Industries, Inc. from 1995 until 2001. He is a member of the U.S. Government's Defense Business Board. He is a director of Lyondell Chemical Company and the Canadian Council of Chief Executives and is chairman of the International Aluminium Institute.

RICHARD B. EVANS, 56, Executive Vice President, Office of the President. Mr. Evans has held this position since 1 January 2002 and oversees three of Alcan's six Business Groups: Primary Metal, Bauxite and Alumina, and Engineered Products. Prior to taking on this role, Mr. Evans was based in Zurich and was responsible for the integration of the Company and Algroup following the Algroup Combination. He has held several positions within the Company: Executive Vice President, President, Aluminum Fabrication, Europe (March 1999), Executive Vice President, Fabricated Products-North America and President of Alcan Aluminum Corporation (July 1997) and Senior Advisor, Corporate Development (January 1997). Prior to joining the Company in January 1997, Mr. Evans held senior management positions with Kaiser Aluminum & Chemical Corporation. Mr. Evans is a director of Bowater Incorporated.

BRIAN W. STURGELL, 54, Executive Vice President, Office of the President. Mr. Sturgell has held this position since 1 January 2002 and oversees three of Alcan's six Business Groups: Rolled Products Americas and Asia, Rolled Products Europe, and Packaging. He has held several positions with the Company: Executive Vice President, Aluminum Fabrication, Americas and Asia (November 2000), Executive Vice President, Corporate Development (January 1999), Executive Vice President, Asia/Pacific (July 1997) and Executive Vice President, Fabricated Products, North America and President of Alcan Aluminum Corporation (1996).

GEOFFERY E. MERSZEI, 52, Executive Vice President and Chief Financial Officer. Mr. Merszei joined the Company in September 2001. Prior to his current position, he was vice president and treasurer of The Dow Chemical Company. He worked for over 20 years in senior financial positions with Dow.

DANIEL GAGNIER, 57, Senior Vice President, Corporate and External Affairs. Mr. Gagnier's responsibilities include corporate communications, government relations and environment, health and safety. Mr. Gagnier was appointed Vice President, Corporate Affairs, in December 1994, and in 1995 his responsibilities were expanded to include environment, occupational health and safety issues for Alcan on a worldwide basis. Prior to joining Alcan, Mr. Gagnier held senior administrative positions with the Government of Canada.

DAVID L. McAUSLAND, 50, Senior Vice President, Mergers and Acquisitions and Chief Legal Officer. Mr. McAusland has held this position since October 2000 and his responsibilities include worldwide legal and regulatory affairs, mergers, acquisitions and major transactions as well as corporate development initiatives. He joined the Company in June 1999 as Vice President, Chief Legal Officer and Secretary. Prior to joining, he was managing partner at Byers Casgrain, a Montreal law firm, and was president of the Montreal Board of Trade. Mr. McAusland is a director of Cogeco Inc., Cogeco Cable Inc. and Cascades Inc.

GASTON OUELLET, 61, Senior Vice President, Human Resources. Mr. Ouellet has held this position since October 2000. He was appointed Vice President, Human Resources in April 1993. Mr. Ouellet joined the Company in 1967.

MICHAEL HANLEY, 38, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Bauxite and Alumina. Mr. Hanley has held this position since 1 January 2002. He has held several positions with the Company: Vice President, Investor Relations (September 2000), Vice President and Assistant Financial Controller, Global Fabrication (July 1999) and Director, Finance, Bauxite, Alumina and Chemicals Group (June 1998). Prior to joining the Company in June 1998, Mr. Hanley was vice president and chief financial officer of Gaz Metropolitain Inc.

CYNTHIA CARROLL, 47, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Primary Metal. Mrs. Carroll has held this position since 1 January 2002 and her responsibilities include Alcan primary metal facilities and power generation installations. She has held several positions with the Company: Vice President, President Bauxite, Alumina and Specialty Chemicals (1999), Managing Director of Aughinish Alumina Limited (1996) and Vice President/General Manager of Alcan Foil Products (1991).

MARTHA FINN BROOKS, 45, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Rolled Products Americas and Asia. Mrs. Brooks joined the Company in this capacity on 1 August 2002. Prior to joining the Company, she was vice president, engine business, marketing, sales and engineering worldwide at Cummins Inc. During her 16 years with her previous employer, she held various senior positions in business development, marketing, sales and general management positions. Mrs. Brooks is a director of International Paper Co.

CHRISTOPHER BARK-JONES, 57, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Rolled Products, Europe. Mr. Bark-Jones has held this position since 1 January 2002. Mr. Bark-Jones has held several positions with the Company: Vice President, Corporate Development and Chief Financial Officer, Alcan Europe (August 2000), Chairman and Chief Executive Officer of Indian Aluminum Company, Limited (1998) and Chief Financial Officer, Europe, Rolled Products (1996).

MICHEL JACQUES, 51, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Engineered Products. Mr. Jacques has held this position since 3 December 2003. Prior to the Pechiney Combination, Mr. Jacques was Vice President, Strategic Management Support, a position he held since 1 January 2002 and assisted the Office of the President and the executive management team in addressing high value at stake issues and providing expertise to business groups. He has also held various positions with the Company: Director, Corporate Development (September 2000), Vice President, Metal Management, Business Planning and Development, Alcan Europe (1997), and Director, Metal Management, Logistics and Information Technology (September 1996).

CHRISTEL BORIES, 39, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Packaging. Mrs. Bories has held this position since 3 December 2003. She joined Pechiney in April 1995 as Senior Vice President of Strategy and Control, and Secretary to the Executive Committee. In 1998 she became Executive Vice President, member of the Executive Committee of Pechiney. In January 1999, she was appointed head of the Packaging Sector of Pechiney. She also supervised Pechiney's General Procurement activities.

JEAN-DOMINIQUE SENARD, 50, Senior Vice President, Alcan Inc., responsible for Alcan Primary Metal, Europe and Africa. Mr. Senard has held this position since 3 December 2003. He joined Pechiney in October 1996 as Chief Financial Officer and member of Pechiney's Executive Committee. He was appointed head of Pechiney's Primary Aluminum in June 2001 and then head of the Primary Aluminum sector in 2003. He also supervised Pechiney's Energy, Environment and Industrial Safety and Information Systems departments.

PIERRE VAREILLE, 46, Senior Vice President, Alcan Inc. Mr. Vareille has held this position since 3 December 2003. Prior to the Pechiney Combination, he was President then CEO of GFI Aerospace, a company specialized in fasteners for Aerospace and High Tech industries based in Europe, the USA and China, from 1995 to 1999. He joined Faurecia in 1999 as a member of the Executive Committee and served as the CEO of the Exhaust Systems Business Group. He joined Pechiney in June 2002 as Senior Vice President of the Aerospace, Transportation and Industry Division, within the Aluminum Sector of Pechiney. He was appointed member of the Executive Committee of Pechiney in December 2002, and then head of the Aluminum conversion sector and Member of the Executive Committee of Pechiney in March 2003.

PIERRE ARSENEAULT, 47, Vice President, Alcan Inc. Mr. Arseneault has held this position since 3 December 2003, and his responsibilities include leading the integration of Pechiney within Alcan. In his 23 years with Alcan, he has held different key positions. He was President of Rolled Products North America from August 2000 to December 2003. In 1997 he held the position of Vice President of South East Asia until August 2000. In his first 15 years with Alcan, he held various positions in the Alcan Primary Metal Group.

GLENN R. LUCAS, 50, Vice President and Treasurer, Alcan Inc. Mr. Lucas was appointed Treasurer of the Company in April 1999 and his responsibilities include financing, foreign exchange risk management, cash management and insurance. He has held various senior positions with the Company in Asia: President, Alcan Japan (1998), President, Alcan Nikkei Asia Company (1997) and Vice President, Planning & Finance, Alcan Pacific Limited (1994). Mr. Lucas joined the Company in 1979.

THOMAS J. HARRINGTON, 45, Vice President and Controller, Alcan Inc. Prior to joining the Company in November 2002, Mr. Harrington was employed at General Electric Company, from 1997 to 2002, where he held several accounting and financial positions, leading to his role as global controller for GE Medical Systems. Prior to joining GE, Mr. Harrington was with Deloitte & Touche LLP, in California, from 1991 to 1997.

ROY MILLINGTON, 44, Corporate Secretary, Alcan Inc. Mr. Millington has held this position since July 2001. As senior legal counsel, he was previously based in Zurich and was active in the global legal integration of the Company and Algroup. He has been a member of Alcan's legal department since 1989 and served with British Alcan Aluminium plc from 1995 to 1997.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Proxy Circular, pages 23 to 28, in the section entitled "Executive Officers' Compensation".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership of Certain Beneficial Owners

The following shareholder reported to the Securities and Exchange Commission on Schedule 13G/A that it owned more than five percent of Alcan's Common Shares. Except as set forth below, to Alcan's knowledge as of the date of this report, no person owned beneficially five percent or more of Alcan's Common Shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Common Shares Owned
FMR Corp. 82 Devonshire Street Boston, MA 02109	19,026,552 (1)	5.904%

(1) FMR Corp. ("FMR") is a parent holding company of investment managers and registered investment advisers. It reported that it had sole power to vote 2,001,328 shares, sole power to dispose of 18,234,188 shares and shared power to vote or dispose of none of the shares in a filing with the SEC on Form 13G/A on 13 February 2003. FMR states in its filing that it does not have sole power to vote or direct the voting of the shares owned directly by Fidelity Management & Research Company ("Fidelity") Funds, which power resides with the Funds' Boards of Trustees, and that Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. FMR notes in its filing that no one person's interest in the common stock is more than five percent of the total outstanding common stock.

Share Ownership of Directors and Executive Officers

Directors and Executive Officers as a group beneficially own 321,043 Common Shares (including shares over which control or direction is exercised). This represents 0.087% of Common Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Proxy Circular) to purchase 3,218,060 Shares.

The following table lists ownership of Alcan's Common Shares by each Director, by each executive officer named in the executive officers' compensation table on page 23 of the Proxy Circular, and by all Directors and Executive Officers as a group as of 3 March 2004.

Name	Current Beneficial Holdings	Shares Subject to Options[1]	Stock Price Appreciation Units[2]	Number of Deferred Share Units	Restricted Share Units	Total
Roland Berger (D)	-	N/A	N/A	2,906[3]	N/A	2,906
L. Denis Desautels (D)	297	N/A	N/A	1,150[3]	N/A	1,447
Travis Engen (D, O)	225,500	1,244,000	N/A	1,879[3]	N/A	1,471,379
L. Yves Fortier (D)	1,000	N/A	N/A	7,219[3]	N/A	8,219
Jean-Paul Jacamon (D)	136	N/A	N/A	-	N/A	136
William R. Loomis (D)	10,000	N/A	N/A	4,055[3]	N/A	14,055
Yves Mansion (D)	-	N/A	N/A	-	N/A	-
Christine Morin-Postel (D)	-	N/A	N/A	1,366[3]	N/A	1,366
J.E. Newall (D)	8,532	N/A	N/A	10,103[3]	N/A	18,635
Guy Saint-Pierre (D)	15,005	N/A	N/A	6,118[3]	N/A	21,123
Gerhard Schulmeyer (D)	2,106	N/A	N/A	5,976[3]	N/A	8,082
Paul M. Tellier (D)	1,949	N/A	N/A	9,137[3]	N/A	11,086
Milton K. Wong (D)	40,000	N/A	N/A	2,300[3]	N/A	42,300
Richard B. Evans (O)	25,000	281,500	75,000	13,810[4]	-	395,310
Brian W. Sturgell (O)	6,708	326,050	N/A	3,068[5]	7,199[6]	343,025
Geoffery E. Merszei (O)	6,000	292,200	N/A	-	-	298,200
Cynthia Carroll (O)	-	167,216	N/A	-	-	167,216
All Directors and Officers as a group (32 individuals)	321,043	3,218,060	256,500	75,744	23,377	2,803,985

D- Director

O- Officer

1 Represents shares that may be acquired through the exercise of B, C, D and E options as described in the Proxy Circular on pages 24 and 25.

2 Indicates number of units awarded under the Alcan Stock Price Appreciation Unit Plan. The Plan is described on page 27 of the Proxy Circular. The units are payable in cash.

3 Indicates number of deferred share units awarded under the Directors Deferred Share Unit Plan. The Plan is described on page 29 of the Proxy Circular. The units are payable in cash.

4 Mr. Evans holds 10,742 deferred shares units under the Executive Deferred Share Unit Plan, and 3,068 units under the Medium-Term Incentive Plan, which has been discontinued. The Executive Deferred Share Unit Plan is described on page 20 of the Proxy Circular. The units are payable in cash.

5 Mr. Sturgell holds 3,068 deferred share units under the Medium-Term Incentive Plan, which has been discontinued. The units are payable in cash or Shares.

6 Mr. Sturgell holds these restricted share units that were awarded in recognition to his contribution in the Pechiney Combination. The units are payable in Shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Proxy Circular, page 31, the section entitled "Indebtedness of Directors and Executive Officers".

The interest rate is currently nil on all outstanding option loans.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated by reference to the Proxy Circular, pages 16 and 17, the sections entitled "Report of the Audit Committee" and "Auditors".

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.1.	FINANCIAL STATEMENTS

The information required is incorporated by reference to the Annual Report, pages 51 to 99 and the Auditors' Report on page 50 thereof.

2.	FINANCIAL STATEMENT SCHEDULES

The required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	EXHIBITS

References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555. References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

	(3)	Articles of Incorporation and By-laws:

		3.1	Restated Articles of Incorporation dated 12 September 2002. (Incorporated by reference to exhibit 3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2002.)

		3.2	By-law No. 1A. (Restated) (Filed herewith.)

	(4)	Instruments defining the rights of security holders:

4.1.1

Indenture, dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.2

First Supplemental Indenture dated as of 1 January 1986 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.3

Second Supplemental Indenture dated as of June 30, 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.4

Third Supplemental Indenture dated as of 19 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit (4)(a) to the Company's Current Report on Form 8-K dated 26 July 1989 filed with the Commission on 26 July 1989 (Commission File Number 1-3677).)

4.1.5

Fourth Supplemental Indenture dated as of 17 July 1990 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 33-35977) filed with the Commission on 20 July 1990.)

4.1.6

Fifth Supplemental Indenture dated as of 1 January 1995 to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-76535) filed with the Commission on 19 April 1999.)

4.1.7

Sixth Supplemental Indenture dated as of 8 April 2002 to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.7 to the Company's Registration Statement on Form S-3 (No. 333-85998) filed with the Commission on 11 April 2002.)

4.1.8

Form of Seventh Supplemental Indenture to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.8 to the Company's Registration Statement on Form S-3 (No. 333-105999) filed with the Commission on 10 June 2003.)

4.1.9

Form of Eighth Supplemental Indenture to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.9 to the Company's Registration Statement on Form S-3 (No. 333-110739) filed with the Commission on 25 November 2003.)

4.1.10	Specimen Form of Debt Security (Incorporated by reference to exhibit 4.1 to Form 8-A filed with the Commission on 10 September 2002.)

4.2	Form of certificate for the Registrant's Common Shares (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)

4.3

Shareholder Rights Agreement as re-confirmed on 25 April 2002 between Alcan Inc. and CIBC Mellon Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended 30 June 2002.)

(10)	Material Contracts

	10.1	Employment Agreement, dated 23 February 2001, with Travis Engen. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 2000.)

10.2

Employment Agreement, dated 31 December 2001, with Brian W. Sturgell. (Substantially similar agreements have been entered into with R.B. Evans, G. E. Merszei and C. Carroll.) (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2001.)

10.3

Alcan Executive Share Option Plan. (Incorporated by reference to the section entitled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8, Registration Nos. 33-34716 and 33-61790.)

	10.4	Alcan Executive Performance Award Plan revised as of October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)

	10.5	Alcan Flexible Perquisites Program (Canada). (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)

	10.6	Alcan Corporation Flexible Perquisites Program (U.S.), dated 1 January 2003. (Filed herewith.)

	10.7	Alcan Corporation Executive Company Vehicle Program (U.S.), dated 7 November 2000 (U.S.) (Filed herewith.)

	10.8	Alcan Pension Plan for Officers, dated 1 January 2003. (Filed herewith.)

	10.9	B.C./Alcan Inc. 1997 Agreement. (Incorporated by reference to exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

10.10

Alcan Inc. Stock Price Appreciation Plan dated 27 September 2001. (Incorporated by reference to exhibit 99.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

	10.11	Alcan Inc. 2001 Deferred Share Unit Plan for Non-Executive Directors dated 1 April 2001. (Incorporated by reference to exhibit 99.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

	10.12	Total Shareholder Return Performance Plan as of 1 January 2002. (Incorporated by reference to exhibit 10.20 to the Annual Report on Form 10-K of the Company for 2001.)

	10.13	Change of Control Agreement dated 1 August 2002 with Travis Engen. (Incorporated by reference to exhibit 10.18 to the Annual Report on Form 10-K of the Company for 2002.)

10.14

Change of Control Agreement dated 1 August 2002 with Richard B. Evans. (Substantially similar agreements have been entered into with B.W. Sturgell, G. E. Merszei and C. Carroll.) (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2002.)

	10.15	Special award of restricted stock units dated 17 December 2003 for Brian W. Sturgell. (Filed herewith.)

(13)	Annual Report. (Filed herewith.)

(14.1)	Worldwide Code of Employee and Business Conduct. (Filed herewith.)

(14.2)	Code of Ethics for Senior Financial Officers. (Filed herewith.)

(21)	Subsidiaries and Related Companies of the Company. (Filed herewith.)

(23)	Consent of Independent Accountants is on page 74. (Attached hereto.)

(24)	Powers of Attorney. (Filed herewith.)

	24.1	Power of attorney of R. Berger
	24.2	Power of attorney of L. D. Desautels
	24.3	Power of attorney of Travis Engen
	24.4	Power of attorney of L. Y. Fortier
	24.5	Power of attorney of J-P. Jacamon
	24.6	Power of Attorney of W. R. Loomis
	24.7	Power of attorney of Y. Mansion
	24.8	Power of attorney of C. Morin-Postel
	24.9	Power of attorney of J. E. Newall
	24.10	Power of attorney of G. Saint-Pierre
	24.11	Power of attorney of G. Schulmeyer
	24.12	Power of attorney of P. M. Tellier
	24.13	Power of attorney of M. K. Wong

(31.1)	Section 302 Certification signed by Travis Engen on 12 March 2004. (Filed herewith.)

(31.2)	Section 302 Certification signed by Geoffrey E. Merszei on 12 March 2004. (Filed herewith.)

(32.1)	Section 906 Certification signed by Travis Engen on 12 March 2004. (Filed herewith.)

(32.2)	Section 906 Certification signed by Geoffrey E. Merszei on 12 March 2004. (Filed herewith.)

(99)	Proxy Circular. (Filed herewith.)

B. REPORTS ON FORM 8-K

The Company has filed reports on Form 8-K during the quarter ended 31 December 2003 concerning Item 5 ("Other Events"). The filing dates were on 22 October 2003, and on 18 November 2003, 25 November 2003, 3 December 2003 and 9 December 2003 (with respect to material filed under Item 5 ("Other Events") only).

The report filed on 22 October 2003 contained a portion which was furnished under Item 12 ("Results of Operations and Financial Condition").

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCAN INC.

12 March 2004	By :	*
L. Yves Fortier, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 12 March 2004.

/s/ Travis Engen
Travis Engen, Director, President and Chief Executive Officer (Principal Executive Officer) *
Roland Berger, Director

*
L. D. Desautels, Director

*
L. Yves Fortier, Chairman of the Board

*
Jean-Paul Jacamon, Director

*
William R. Loomis, Director

*
Yves Mansion, Director

*
C. Morin-Postel, Director

*
J. E. Newall, Director

*
Guy Saint-Pierre, Director

*
Gerhard Schulmeyer, Director

*
Paul M. Tellier, Director

*
M. K. Wong, Director

/s/ Geoffery E. Merszei
Geoffery E. Merszei, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas J. Harrington
Thomas J. Harrington, Vice President and Controller (Principal Accounting Officer)

* By: Roy Millington as Attorney-in-fact

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-6070, 33-34716, 33-61790, 333-89711 and 333-111555) and on Form S-3 (Nos. 2-78568, 2-78713, 33-82754, 333-83336, 333-85998, 333-105999 and 333-110739) of Alcan Inc., of our report, dated 5 March 2004 relating to the financial statements and our comments by auditors on Canada-U.S. Reporting Difference dated 5 March 2004 which appear on page 50 of the 2003 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

Montreal, Canada

12 March 2004

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP