Form 10-Q
period 2004-03-31
ALCAN INC
filed 2004-05-10
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes Ö No ____

At May 6, 2004, the registrant had 368,033,196 shares of common stock (without nominal or par value) outstanding.

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's discussion and analysis of financial conditions and results of operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Items 2., 3., 4. and 5.

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

Three months ended March 31	2004	2003
(in millions of US$, except per share amounts)

Sales and operating revenues	6,243	3,232

Costs and expenses

Cost of sales and operating expenses	5,166	2,597
Depreciation and amortization	340	208
Selling, administrative and general expenses	412	164
Research and development expenses	61	29
Interest (note 11)	94	47
Other expenses (income) - net (note 10)	20	36

	6,093	3,081

Income from continuing operations before income taxes and other items	150	151
Income taxes (note 9)	45	141
Income from continuing operations before other items	105	10
Equity income	16	7
Minority interests	(11)	(1)
Income from continuing operations	110	16
Loss from discontinued operations (note 4)	(4)	(4)
Income before cumulative effect of accounting change	106	12
Cumulative effect of accounting change, net of income tax of $17	-	(39)
Net income (Loss)	106	(27)
Dividends on preference shares	2	2
Net income (Loss) attributable to common shareholders	104	(29)

Earnings (Loss) Per Share (note 5)
Basic:
Income from continuing operations	0.30	0.04
Loss from discontinued operations	(0.01)	(0.01)
Cumulative effect of accounting change	-	(0.12)
Net income (Loss) per common share - basic	0.29	(0.09)
Diluted:
Income from continuing operations	0.29	0.04
Loss from discontinued operations	(0.01)	(0.01)
Cumulative effect of accounting change	-	(0.12)
Net income (Loss) per common share - diluted	0.28	(0.09)

Dividends per common share	0.15	0.15

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2004	December 31, 2003
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	505	778
Trade receivables (net of allowances of $88 in 2004 and $90 in 2003)	3,575	3,235
Other receivables	787	812
Deferred income taxes	27	50
Inventories - Aluminum operating segments
- Aluminum	954	943
- Raw materials	378	398
- Other supplies	350	343
	1,682	1,684
- Packaging operating segment	412	405
- Pechiney	1,757	1,883
	3,851	3,972
Current assets held for sale (note 4)	271	267
Total current assets	9,016	9,114

Deferred charges and other assets	1,626	1,590
Deferred income taxes	844	887
Property, plant and equipment
Cost (excluding Construction work in progress)	21,902	21,882
Construction work in progress	699	645
Accumulated depreciation	(8,527)	(8,216)
	14,074	14,311
Intangible assets (net of accumulated amortization of $99
in 2004 and $86 in 2003)	1,176	1,218
Goodwill	4,851	4,686
Long-term assets held for sale (note 4)	132	142
Total assets	31,719	31,948

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited) (cont'd)

	March 31, 2004	December 31, 2003
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	5,417	5,277
Short-term borrowings	1,472	1,764
Debt maturing within one year	198	341
Deferred income taxes	53	86
Current liabilities of operations held for sale (note 4)	117	123
Total current liabilities	7,257	7,591

Debt not maturing within one year	7,901	7,437
Deferred credits and other liabilities	4,091	4,100
Deferred income taxes	1,524	1,702
Long-term liabilities of operations held for sale (note 4)	322	322
Minority interests	299	519

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,575	6,461
Additional paid-in capital	124	128
Retained earnings	3,380	3,331
Common shares held by a subsidiary	(56)	(56)
Accumulated other comprehensive income	142	253
	10,165	10,117
	10,325	10,277

Commitments and contingencies (note 12)

Total liabilities and shareholders' equity	31,719	31,948

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31	2004	2003
(in millions of US$)

OPERATING ACTIVITIES

Net income (Loss)	106	(27)
Loss from discontinued operations	4	4
Income from continuing operations	110	(23)
Adjustments to determine cash from operating activities:
Cumulative effect of accounting change	-	39
Depreciation and amortization	340	208
Deferred income taxes	(38)	34
Equity income	(16)	(7)
Asset impairment provisions	8	3
Stock option compensation	2	2
Change in operating working capital
Change in receivables	(429)	(51)
Change in inventories	100	(30)
Change in payables and accrued liabilities	228	16
Change in deferred charges, other assets,
deferred credits and other liabilities - net	(22)	83
Other - net	2	(2)

Cash from operating activities in continuing operations	285	272

Cash from operating activities in discontinued operations	2	6

Cash from operating activities	287	278

FINANCING ACTIVITIES

Proceeds from issuance of new debt	541	3
Debt repayments	(220)	(82)
Short-term borrowings - net	(231)	(31)
Common shares issued*	25	5
Dividends - Alcan shareholders (including preference)	(57)	(50)
- Minority interests	(2)	(9)

Cash from (used for) financing activities in continuing operations	56	(164)

Cash from (used for) financing activities in discontinued operations	4	(2)

Cash from (used for) financing activities	60	(166)

* Excludes the non-cash impact of common shares issued in exchange for Pechiney Securities. See note 14 - Sales and Acquisitions of Businesses

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (cont'd)

Three months ended March 31	2004	2003
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(264)	(117)
Business acquisitions and purchase of investments	(368)	(5)
Net proceeds from disposal of business, investments and other assets	45	7

Cash used for investment activities in continuing operations	(587)	(115)

Cash used for investment activities in discontinued operations	(4)	(4)

Cash used for investment activities	(591)	(119)

Effect of exchange rate changes on cash and time deposits	(27)	1
Decrease in cash and time deposits	(271)	(6)

Cash and time deposits - beginning of period	778	98
Cash and time deposits - end of period in continuing operations	505	91
Cash and time deposits - end of period in discontinued operations	2	1
Cash and time deposits - end of period	507	92

The accompanying notes are an integral part of the interim financial statements.

CONTENTS

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

(in millions of US$, except per share amounts)

1.   CHANGE IN REPORTING GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Alcan has historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to United States (U.S.) GAAP. During the quarter ended March 31, 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with U.S. GAAP. Note 16 - Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP) provides an explanation and reconciliation of differences between U.S. and Canadian GAAP.

The Company has adopted U.S. GAAP to enhance its communication with its shareholders, improve comparability of financial information with its competitors and peer group, and promote a common financial language within Alcan.

2.   ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements and described below. The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements and therefore should be read in conjunction with the most recent annual financial statements prepared in accordance with Canadian GAAP. Note 16 - Differences between United States and Canadian Generally Accepted Accounting Principles (GAAP), provides an explanation and reconciliation of differences between U.S. and Canadian GAAP.

In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, in accordance with U.S. GAAP, applied on a consistent basis.

Pechiney - Basis of Presentation

On December 15, 2003, Alcan acquired Pechiney. Pechiney refers to Pechiney, a French société anonyme, and where applicable, its consolidated subsidiaries. The interim consolidated financial statements as at and for the quarter ended March 31, 2004 include the operations of Pechiney. The financial statements as at December 31, 2003 include only the balance sheet of Pechiney. The interim consolidated financial statements for the quarter ended March 31, 2003 do not include the operations of Pechiney.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of subsidiaries that are controlled by Alcan, all of which are majority owned. Investments in entities over which Alcan has significant influence are accounted for using the equity method. Under the equity method, Alcan's investment is increased or decreased by Alcan's share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in joint ventures over which Alcan has an undivided interest in the assets and liabilities are proportionately consolidated to the extent of Alcan's participation. All other investments in joint ventures are accounted for using the equity method. Other investments are accounted for using the cost method. Intercompany balances and transactions, including profits in inventories, are eliminated in the consolidated financial statements.

All business combinations are accounted for under the purchase method.

CONTENTS

2.   ACCOUNTING POLICIES (cont'd)

Foreign Currency

The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located principally in Europe and Asia), are translated into U.S. dollars at the period end exchange rates. Revenues and expenses are translated at average exchange rates for the period. Differences arising from exchange rate changes are included in the Deferred translation adjustments (DTA) component of Accumulated other comprehensive income. If there is a reduction in the Company's ownership in a foreign operation, the relevant portion of DTA is recognized in Other expenses (income) - net. All other operations, including most of those in Canada, have the U.S. dollar as the functional currency. Monetary items denominated in currencies other than the U.S. dollar are translated at period end exchange rates and translation gains and losses are included in income. Non-monetary items are translated at historical rates.

The Company has entered into foreign currency contracts and options to hedge certain future, identifiable foreign currency revenue and operating cost exposures. All such contracts are reported at fair value on the Consolidated Balance Sheet. For contracts qualifying as cash flow hedges, changes in fair value are recorded in Other comprehensive income and are transferred to Sales and operating revenues, Cost of sales and operating expenses, or Depreciation and amortization, as applicable, concurrently with the recognition of the item being hedged. For contracts qualifying as fair value hedges, changes in fair value are recorded in the statement of income together with the changes in the fair value of the hedged item. For contracts not qualifying as hedges, changes in fair value are recorded in Other expenses (income) - net.

Foreign currency forward contracts and swaps are also used to hedge certain foreign currency denominated debt and intercompany foreign currency denominated loans. Changes in the fair value of these contracts are recorded in other expenses (income) - net concurrently with the changes in the fair value of the foreign currency denominated debt and intercompany foreign currency denominated loans being hedged.

The Company has entered into forward exchange contracts to hedge certain foreign currency denominated net equity investments. All such contracts are reported at fair value on the Consolidated Balance Sheet. Changes in fair value are reported in the DTA component of Accumulated other comprehensive income concurrently with changes in the fair value of the equity being hedged. If there is a reduction in the Company's ownership in a foreign operation, the relevant portion of DTA is recognized in Other expenses (income) - net.

Revenue Recognition

Revenue from product sales, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Revenue from services is recognized as services are rendered and accepted by the customer.

Shipping and Handling Costs

Amounts charged to customers related to shipping and handling are included in Sales and operating revenues, and related shipping and handling costs are recorded in Cost of sales and operating expenses.

Commodity Contracts and Options

Generally, all of the forward metal contracts and options serve to hedge certain future identifiable aluminum price exposures. For these contracts, the fair values of the derivatives are recorded on the Consolidated Balance Sheet. For contracts qualifying as cash flow hedges, the effective portions of the changes in fair value are recorded in Other comprehensive income and are reclassified, together with related hedging costs, to Sales and operating revenues or Cost of sales and operating expenses, concurrently with the recognition of the underlying item being hedged or in the period that the derivatives no longer qualify as cash flow hedges.

CONTENTS

2.   ACCOUNTING POLICIES (cont'd)

All oil and natural gas futures contracts, swaps and options are recorded at fair value on the balance sheet. For contracts qualifying as cash flow hedges, the effective portions of the changes in fair value are recorded in Other comprehensive income and are classified to the statement of income concurrently with the recognition of the underlying item being hedged. For contracts not qualifying for hedge accounting, changes in fair value are recorded in Other expenses (income) - net.

Physical metals purchase and sale contracts with third parties and related forward metal contracts are considered to be derivatives held for trading purposes and are recorded at fair value on the balance sheet. Changes in fair value are recorded on a net basis in Sales and operating revenues.

In circumstances where the Company's purchase or sales contracts for a commodity contain derivative characteristics, these contracts are generally not recorded at fair value as they involve quantities that are expected to be used or sold in the normal course of business over a reasonable period of time.

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates on its long-term debt. These swaps are marked-to-market in the financial statements and all changes in fair value are recorded in Other expenses (income) - net.

Inventories

Aluminum, raw materials and packaging products, other supplies and Pechiney inventories are stated at cost (determined for the most part on the monthly average cost method) or net realizable value, whichever is lower.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions, improvements and major renewals are capitalized; normal maintenance and repair costs are expensed. An impairment loss is recognized when the carrying amount of these assets is not recoverable and exceeds their fair value. Depreciation is calculated on the straight-line method using rates based on the estimated useful lives of the respective assets. The principal rates range from 2% to 10% for buildings and structures, 1% to 4% for power assets and 3% to 20% for chemical, smelter and fabricating assets. Gains or losses from the sale of assets are included in Other expenses (income) - net.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds the future undiscounted cash flows expected from the asset. Any impairment loss is measured as the amount by which the carrying value exceeds the fair value. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company's product, capital needs, economic trends in the market and other factors. Quoted market values are used whenever available to estimate fair value. When quoted market values are unavailable, the fair value of the long-lived asset is generally based on estimates of discounted expected net cash flows. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell and are not depreciated while classified as held for sale.

CONTENTS

2.   ACCOUNTING POLICIES (cont'd)

Goodwill

Goodwill is tested for impairment on an annual basis at the reporting unit level and is also tested for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. Fair value is determined using discounted cash flows.

Intangible Assets

Intangible assets are primarily trademarks and patented and non-patented technology, purchase contracts and customer contracts all of which have finite lives. Intangible assets are recorded at cost less accumulated amortization and are amortized over their useful life, which is generally 15 years, using the straight-line method of amortization.

Environmental Costs and Liabilities

Environmental liabilities for legal obligations associated with the retirement of a tangible long-lived asset that result from its acquisition, construction, development or normal operation are recognized at their fair values when incurred and a corresponding asset retirement cost is added to the carrying amount of the related asset. In subsequent periods, the carrying amount of the liability is adjusted to reflect the passage of time and any changes in the timing or amount of the underlying future cash flows. The asset retirement cost is amortized to expense over the asset's useful life.

Environmental liabilities that are not legal asset retirement obligations are expensed or capitalized, as appropriate. Environmental expenditures of a capital nature that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent environmental contamination that has yet to occur are included in Property, plant and equipment and are depreciated generally over the remaining useful life of the underlying asset. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenues, are expensed when probable and estimable and are normally included in Cost of sales and operating expenses except for large, unusual amounts, which are included in Other expenses (income) - net. Recoveries relating to environmental liabilities are recorded when received.

Pensions and Post-Retirement Benefits

Using appropriate actuarial methods and assumptions, the Company's defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers' Accounting for Pensions. The post-retirement benefits are accounted for in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management's best estimates and based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

Stock Options and Other Stock-Based Compensation

The Company accounts for its stock options granted under the share option plan using the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method, stock-based compensation expense is recognized in the statement of income over the applicable vesting period. When stock options are exercised, the consideration paid by employees, together with the applicable amount in additional paid-in capital, is credited to common shares. Other stock-based compensation arrangements, that can be settled in cash and are based on the change in the common share price during the period, are recognized in income over the vesting period of awards. Stock-based compensation expense is recorded in Selling, administrative and general expenses on the statement of income.

CONTENTS

2.   ACCOUNTING POLICIES (cont'd)

Income Taxes

Income taxes are accounted for under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Time Deposits

All time deposits have original maturities of 90 days or less and qualify as cash equivalents.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the trade receivables balance. Management determines the allowance based on known doubtful accounts, historical experience, and other currently available evidence.

Guarantees

The Company follows the recognition and measurement provisions of the FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The provisions are applied on a prospective basis to guarantees issued or modified after December 31, 2002. Under FIN 45, guarantees issued after December 31, 2002, are recorded as a liability equal to the fair value of the obligation at the inception of the guarantee. See note 12 - Commitments and Contingencies.

3.   ACCOUNTING CHANGES

Asset Retirement Obligations

On January 1, 2003, the Company retroactively adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the Company recognized additional liabilities, at fair value, of approximately $106 as at January 1, 2003, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized. These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries and the disposal of certain of its spent potlining associated with smelter facilities. An after-tax charge of $39 for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation.

Stock Options and Other Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the retroactive restatement method selected by the Company as described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost recognized in the statement of income for the first quarter of 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. All prior periods presented have been restated to reflect compensation cost as if the fair value method had been applied from the original effective date of SFAS No. 123.

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase in stock-based compensation expense of $2 for the three-month period ended March 31, 2004 (2003: $2). The impact as at January 1, 2003 was an increase in additional paid-in capital of $42, an increase in common shares of $28, and a decrease in retained earnings of $70. The earnings per common share impact of this restatement is a reduction of $0.01 per share for the three-month period ended March 31, 2004 (2003: $0.01).

CONTENTS

4.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations, as the businesses are not part of its core operations. These businesses are classified as held for sale and are included in discontinued operations. In the fourth quarter of 2003, the Company recorded the sale of Fibrenyle, one of the non-strategic Packaging operations, in the U.K. for proceeds of $29. The remaining divestments are expected to be completed by June 30, 2004.

In December 2003, the Company classified in discontinued operations its extrusions operations in Milan, Italy (Engineered Products). These operations had been classified as held and used until their sale in December 2003. On December 31, 2003, the Company classified the aluminum rolling mill in Ravenswood, West Virginia, as held for sale. Ravenswood was acquired through the acquisition of Pechiney. Its divestment, which must be completed by July 5, 2004, subject to an additional 30-day extension granted at the discretion of the U.S. Department of Justice (DOJ), is part of the requirements imposed by the DOJ as a condition to its approval of the acquisition.

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets in the Engineered Products operating segment that are not part of its core operations. The Company is actively pursuing potential purchasers and expects the sale to be completed in the first quarter of 2005. These assets are classified as held for sale and are included in discontinued operations.

Fair values were determined based on either discounted cash flows or expected selling price. Certain financial information has been reclassified in the prior periods to present these businesses as discontinued operations on the statement of income, as assets held for sale and liabilities of operations held for sale on the balance sheet and as cash flows from (used for) discontinued operations on the statement of cash flows.

An impairment charge of $5 and $1 for the three-month periods ended March 31, 2004 and 2003, respectively, was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

Selected financial information for the businesses included in discontinued operations is reported below:
Three months ended March 31	2004	2003

Sales	192	90

Income (Loss) from operations	1	(4)
Asset impairment provisions	(5)	(1)
Pre-tax loss	(4)	(5)
Income taxes recovered	-	1
Loss from discontinued operations	(4)	(4)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:
	March 31, 2004	December 31, 2003
Current assets held for sale:
Cash and time deposits	2	-
Trade receivables	87	86
Other receivables	25	28
Deferred income taxes	3	3
Inventories	154	150
	271	267

CONTENTS

4.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)
	March 31, 2004	December 31, 2003
Long-term assets held for sale:
Deferred charges and other assets	2	3
Deferred income taxes	70	70
Property, plant and equipment, net	60	69
	132	142
Current liabilities of operations held for sale:
Payables and accrued liabilities	116	122
Short-term borrowings	1	1
	117	123
Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	314	314
Deferred income taxes	8	8
	322	322

5.   EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.
Three months ended March 31	2004	2003

Numerator:
Income from continuing operations	110	16
Less: dividends - preference	(2)	(2)
Income from continuing operations attributable to
common shareholders	108	14

Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	367	322
Effect of dilutive stock options	2	-
Adjusted weighted average of outstanding shares - diluted	369	322

Earnings per common share - basic	0.30	0.04

Earnings per common share - diluted	0.29	0.04

In the first quarter of 2004, options to purchase 353,000 common shares (2003: 6,231,283) at a weighted average grant price of CAN$64.25 per share (2003: CAN$49.16) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at March 31, 2004, there were 368,002,482 (2003: 321,642,094) common shares outstanding.

CONTENTS

6.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES

In 2001, the Company implemented a restructuring program aimed at safeguarding its competitiveness, resulting in a series of plant sales, closures and divestments throughout the organization. In context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products. Impairment charges arose as a result of negative projected cash flows and recurring losses. These charges related principally to buildings, machinery and equipment and some previously capitalized project costs. This program was completed in 2003. The following information relates only to the 2001 program.

Restructuring and asset impairment charges

The schedule provided below shows details of the provision balances and related cash payments for the restructuring and asset impairment charges relating to the 2001 restructuring program.
	Severance Costs	Asset Impairment Provisions	Other	Total

2001
Charges	111	268	28	407
Cash payments - net	(6)	-	(7)	(13)
Non-cash charges	-	(268)	-	(268)
Provision balance as at December 31	105	-	21	126

2002
Charges	35	17	27	79
Cash payments - net	(63)	-	-	(63)
Non-cash charges	(6)	(17)	(6)	(29)
Provision balance as at December 31	71	-	42	113

2003
Charges (recoveries)	(3)	-	(26)	(29)
Cash payments - net	(45)	-	(26)	(71)
Non-cash charges	-	-	33	33
Provision balance as at December 31	23	-	23	46

Q1 - 2004
Charges (recoveries)	-	-	(7)	(7)
Cash payments - net	(9)	-	(7)	(16)
Non-cash charges	-	-	7	7
Provision balance as at March 31	14	-	16	30

The remaining provision of $30 as at March 31, 2004 related principally to employee severance costs and environmental remediation for which payments will be made over an extended period.

Q1 - 2004 Activities

In the first quarter of 2004, the Company recorded recoveries of $(7), pretax consisting primarily of sales of assets related to the closure of facilities at Glasgow, U.K.

CONTENTS

6.   RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

2003 Activities

In 2003, Restructuring, impairment and other special charges of $(38), pre-tax were recorded, which included recoveries in restructuring and asset impairment charges of $29 and other special charges of $9. The $29 (Q1: $(2); Q2: $16; Q3: $(5); Q4: $20) recovery consists of $3 for the reversal of an excess redundancy provision in the U.K. (Rolled Products Europe), a gain of $19 principally for the sale of the Borgofranco power facilities in Italy (Rolled Products Europe), income of $6 on the sale of extrusions operations in Malaysia (Rolled Products Americas and Asia), and a gain of $9 relating to sales of assets in the U.K. ($5: Bauxite and Alumina; $4: Packaging), partially offset by other costs of $8 principally in the U.K. (Packaging).

In 2003, the Company completed the closure of facilities at Glasgow, U.K., sold its extrusions operations in Malaysia for net proceeds of $2 and decided to retain the recycling operations at the Borgofranco plant in Italy and both cold mills at the light gauge operations in Fairmont, West Virginia.

2002 Activities

In 2002, Restructuring, impairment and other special charges of $60, pre-tax were recorded, which included restructuring and asset impairment charges of $79 and gains in other special charges of $19. The $79 charge consisted of severance costs of $35 related to workforce reductions of approximately 950 employees (Q1: nil; Q2: 295 employees; Q3: 315 employees; Q4: 340 employees), impairment of long-lived assets of $17 and other exit costs related to the shutdown of facilities of $27. Severance charges of $35 (Q1: nil; Q2: $14; Q3: $5; Q4: $16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite and Alumina), certain cable operations in North America (Engineered Products), extrusions operations in Malaysia and light gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia). Asset impairment charges of $17 (Q1: nil; Q2: nil; Q3: $13; Q4: $4) related primarily to the Borgofranco plant in Italy (Rolled Products Europe) and the operations in Korea (Rolled Products Americas and Asia). Other exit costs of $27 (Q1: $5; Q2: $(3); Q3: $(4); Q4: $29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusions operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $3 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

In 2002, the Company completed the sale of certain glass packaging operations located in Park Hills, Missouri, Mays Landing, Williamstown, and Millville, New Jersey for proceeds of $15 equal to book value. As well, the Company sold its rolled product circles production unit at its Pieve plant in Italy for proceeds of $14 and its two Pharmatech rubber stopper and aluminum seals operations located in Salisbury, Maryland, for proceeds of $9 equal to book value.

2001 Activities

In 2001, Restructuring, impairment and other special charges of $653 pre-tax were recorded, which included restructuring and asset impairment charges of $407 and other special charges of $246. The charges of $407 included severance costs of $111, which related to workforce reductions of approximately 2,190 employees, impairment of long-lived assets of $268 and other exit costs related to the shutdown of facilities of $28.

CONTENTS

7.   INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of eight operating segments. The eight operating segments are Bauxite and Alumina; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; Packaging; Pechiney World Trade; and Segregated Businesses. The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring, impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products or Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

  The operating segments include the Company's proportionate share of joint ventures as they are managed within each operating segment; and

  Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

Bauxite and Alumina

Headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining, alumina refining and the production and sale of specialty aluminas, owning and/or operating 21 deposits, plants, and bauxite mines in ten countries.

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services and trading operations for alumina and aluminum, operating or having interests in 24 smelters in 12 countries. Alcan has committed to locate in France the operational headquarters of its European primary aluminum business.

Rolled Products Americas and Asia

Headquartered in Cleveland, U.S.A., this group encompasses aluminum sheet and light gauge products, operating 16 plants and three research and development centres in five countries.

Rolled Products Europe

Headquartered in Zurich, Switzerland, this group comprises aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock, operating 19 plants in seven countries.

CONTENTS

7.   INFORMATION BY OPERATING SEGMENT (cont'd)

Engineered Products

Headquartered in Neuhausen, Switzerland, this group produces fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, building, display, electromechanical and other industrial markets, as well as sales and service centres throughout Europe, operating 80 plants in 18 countries. One of these plants had been excluded from the operating segment information as it has been reclassified to discontinued operations and assets held for sale. Alcan has committed to establish in France the global operational headquarters of its engineered products group.

Packaging

Headquartered in Paris, this group consists of the Company's worldwide food flexible, foil, tobacco, pharmaceutical and personal care packaging businesses, operating 182 plants in 26 countries. Four of these plants have been excluded from the operating segment information as they have been reclassified to discontinued operations and assets held for sale.

Pechiney World Trade

Headquartered in Paris, France, this group acts as both a sales network and a trading business. The sales network sells Pechiney (and some non-Pechiney) products to third parties. The trading business is active in aluminum, alumina, copper and ores, zinc and chemicals. This group operates through 42 entities in 60 countries.

In light of recent developments in U.S. accounting standards, Alcan has elected to report trading revenues and costs for metal contracts on a net rather than gross basis. This applies only to those third-party metal sales sourced from third parties. This accounting treatment reduced quarterly sales revenues and cost of goods sold by an estimated $1.1 billion from what they otherwise would have been under the gross method.

Segregated Businesses

In connection with the Pechiney acquisition, the Company has assumed certain obligations, imposed by competition law authorities, in relation to certain assets and businesses (the "Segregated Businesses"). The Company's obligations in connection with the Segregated Businesses consist of holding and managing them under a regime that is separate and distinct from that of other assets of the Company. In order to comply with these imposed obligations, the Company has created a separate operating segment to hold these assets and businesses. The Segregated Businesses consist of the Neuf-Brisach, Rugles, and Annecy rolling mills and certain packaging operations in the aerosol cans and aluminum cartridges businesses.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

CONTENTS

7.   INFORMATION BY OPERATING SEGMENT (cont'd)

(unaudited)
Three months ended March 31	2004	2003

Sales and operating revenues - intersegment
Bauxite and Alumina	389	201
Primary Metal	835	605
Rolled Products Americas and Asia	17	20
Rolled Products Europe	171	167
Engineered Products	43	5
Packaging	2	1
Segregated Businesses	1	-
Other	(1,458)	(999)
	-	-
Sales and operating revenues - third parties
Bauxite and Alumina	242	120
Primary Metal	1,200	593
Rolled Products Americas and Asia	998	859
Rolled Products Europe	735	613
Engineered Products	862	435
Packaging	1,535	611
Pechiney World Trade	380	-
Segregated Businesses	275	-
Adjustments for equity-accounted joint ventures	8	(10)
Other	8	11
	6,243	3,232

CONTENTS

7.   INFORMATION BY OPERATING SEGMENT (cont'd)

(unaudited)
Three months ended March 31	2004	2003

Business Group Profit (BGP)
Bauxite and Alumina	88	49
Primary Metal	376	226
Rolled Products Americas and Asia	107	81
Rolled Products Europe	83	54
Engineered Products	61	24
Packaging	166	80
Pechiney World Trade	15	-
Segregated Businesses	22	-
Adjustments for equity-accounted joint ventures	(53)	(31)
BGP Subtotal	865	483

Depreciation and amortization	(340)	(208)
Intersegment, corporate and other	(281)	(77)
Equity income	16	7
Interest	(94)	(47)
Income taxes	(45)	(141)
Minority interests	(11)	(1)
Income from continuing operations	110	16

8.   STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Stock Options

As described in note 3 - Accounting Changes, effective January 1, 2004, the Company retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model is used to determine the fair value of the options granted. For the first quarter of 2004, the stock-based compensation expense for options granted was $2 (2003: $2).

Other Stock-Based Compensation

For the first quarter of 2004, the stock-based compensation expense for arrangements that can be settled in cash was $1 (2003: $2).

9.   INCOME TAXES
Three months ended March 31	2004	2003

Current	83	107
Deferred	(38)	34
	45	141

The composite of the applicable statutory corporate income tax rates in Canada is 32% (2003: 39%). Effective January 1, 2004, the general and manufacturing and processing tax rates in Canada are equivalent. Prior to 2004, the effect of the reduced tax rate on manufacturing and processing activities in Canada was disclosed as a deduction from the general tax rate.

CONTENTS

10.  OTHER EXPENSES (INCOME) - NET
Three months ended March 31	2004	2003

Restructuring costs	18	3
Asset impairment provisions	8	3
Gain on disposal of businesses and investment - net	(9)	-
Derivatives	4	(28)
Interest revenue	(2)	(3)
Exchange (gains) losses	(11)	70
Other	12	(9)
	20	36

11.  SUPPLEMENTARY INFORMATION
Three months ended March 31	2004	2003

Income Statement
Interest on long-term debt	74	42
Capitalized interest	(2)	(1)

Statement of Cash Flows
Interest paid
Continuing operations	82	55
Discontinued operations	1	-

Income taxes paid
Continuing operations	158	29
Discontinued operations	-	1

	March 31, 2004	December 31, 2003
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,714	2,653
Accrued liabilities	2,703	2,624

CONTENTS

12.  COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100, with mitigation and subrogation rights. BC Hydro assigned its rights to receive the power to BC Hydro's affiliate, Powerex Corporation (Powerex). On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex alleged that the power supply contract with EPMI was terminated and that Powerex was owed a termination payment of more than $100. On March 22, 2002, Alcan received a demand for payment in the amount of $100 from Powerex. On January 17, 2003, an arbitrator's decision confirmed Powerex's claim for $100. In early 2003, Alcan commenced legal proceedings in the U.S. Federal Court (Oregon) seeking judicial review of the arbitration award. Powerex also commenced a proceeding in the British Columbia Supreme Court to recognize and enforce the arbitration award. On July 10, 2003, the B.C. Supreme Court stayed the British Columbia proceedings until the U.S. Federal Court had decided the various matters before it. On September 18, 2003, a Magistrate Judge of the U.S. Federal Court issued his recommendations. The Magistrate Judge recommended that the Company's motion for judicial review of the arbitration award be denied. On September 29, 2003, the Company filed an objection with the U.S. Federal Court objecting to the recommendations of the Magistrate Judge and Powerex shortly thereafter filed a reply to the objection. On December 11, 2003, an Article 3 judge of the U.S. Federal Court adopted the findings and recommendations of the Magistrate Judge. On January 9, 2004, Alcan filed an appeal of that decision with the U.S. Federal Court of Appeal (9th Circuit). On April 7, 2004, Powerex proceeded with a 2-day hearing in the B.C. Supreme Court of its petition to, among other things, recognize and enforce the January 17, 2003 arbitration award. Alcan asked the court to deny or adjourn the petition pending the completion of the U.S. court proceedings. A decision of the B.C. Supreme Court is pending. A provision of $100 pre-tax was recorded in the fourth quarter of 2002.

On January 20, 2004, Kaiser Aluminum Corporation and affiliated entities (Kaiser) filed a motion before the U.S. Bankruptcy Court for the District of Delaware seeking to reject the five-year alumina supply agreement between Kaiser Aluminum International, Inc. and Pechiney Trading Company (PTC). The agreement provides for the supply of 300,000 tonnes of alumina a year to PTC, from January 2002 to the end of 2006. On March 22, 2004, Kaiser withdrew the motion.

The approval of the Pechiney acquisition by the European Commission was obtained on September 29, 2003. The approval is subject to the following conditions:

1)	Alcan must divest its anode baking furnace designs.

2)

The Company must continue to grant licenses to third parties for the alumina refining technologies of either Alcan or Pechiney, and Pechiney's smelter cell technologies on terms and conditions equivalent to those in existence prior to the Pechiney acquisition.

3)	The Company must divest either of the following groups of assets:

(a)

Alcan's 50% interest in AluNorf, held through a joint venture with Norsk Hydro ASA, and its Göttingen and Nachterstedt rolling mills. In addition, the Company must transfer the research and development capacities related to these assets to the purchaser. The Latchford recycling facility may also, at the purchaser's option, be included in the divestiture; or

(b)

Pechiney's interest in the rolling mill at Neuf-Brisach, the Rugles foil mill and, at the purchaser's option, the Annecy rolling mill. In addition, the Company must transfer the research and development capacities related to these assets to the purchaser. The Latchford recycling facility may also, at the purchaser's option, be included in the divestiture.

CONTENTS

12.  COMMITMENTS AND CONTINGENCIES (cont'd)

The Company has not yet determined which of these groups of assets to divest.

4)	The Company must also divest either of the following operations:

	(a)	Alcan's European activities in relation to aerosol cans and aluminum cartridges; or

	(b)	Pechiney's European activities in relation to aerosol cans and aluminum cartridges.

The divestitures must be completed within a limited period.

In order to obtain the approval of the Pechiney acquisition by the DOJ, the Company entered into a consent decree, on September 29, 2003, with the DOJ pursuant to which the Company has undertaken to divest Pechiney's rolling mill located in Ravenswood, West Virginia, as described in note 4 - Discontinued Operations and Assets Held for Sale. This divestiture must be completed by July 5, 2004, subject to an additional 30-day extension which could be granted at the discretion of the DOJ.

The Company has guaranteed the repayment of approximately $187 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to customer contracts, employee housing loans and potential environmental remediation at former Alcan sites.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 113 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that it is reasonably possible that losses in excess of accrued amounts are sufficient to significantly impair its operations, have a material adverse effect on its financial position or liquidity, or materially and adversely affect its results of operations for any particular reporting period, absent unusual circumstances, will occur.

13.  COMPREHENSIVE INCOME
Three months ended March 31	2004	2003

Net income (Loss)	106	(27)
Other comprehensive income
Net change in deferred translation adjustments	(94)	18
Net change in excess of market value over book value of
"available-for-sale" securities	(1)	2
Valuation of derivatives (net of tax of $7 and $5 for 2004 and
2003, respectively)	(13)	13
Net change in minimum pension liability (net of tax of $1
for 2004)	(3)	-
Comprehensive income (Loss)	(5)	6

CONTENTS

13.  COMPREHENSIVE INCOME (cont'd)

	March 31, 2004	December 31, 2003

Accumulated other comprehensive income
Derivatives	(25)	(12)
Deferred translation adjustments	515	609
Minimum pension liability	(353)	(350)
Unrealized gain on "available-for-sale" securities	5	6
Accumulated other comprehensive income	142	253

14.  SALES AND ACQUISITIONS OF BUSINESSES

Pechiney

On December 15, 2003, the Company acquired the Pechiney securities tendered during the initial offer and, as consideration, issued 42,413,105 common shares (including 1,417,910 shares to Pechiney) valued at $39.63 per share and paid $3,544 in cash. Accordingly, Pechiney became a subsidiary of the Company on December 15, 2003.

On January 15, 2004, the Company acquired the Pechiney securities tendered in the re-opened offer and, as consideration, issued 2,082,075 common shares of the Company (including 691,669 shares to Pechiney) valued at $39.63 per share and paid $158 in cash including $5 as payment of additional consideration for holders of Pechiney securities who tendered during the re-opened offer. The additional ownership acquired through this re-opened offer was accounted for in the first quarter of 2004 when the Company settled the purchase price and obtained legal title of the Pechiney securities tendered during the re-opened offer.

The withdrawal offer of Alcan, made in accordance with French securities regulations, as a required step to acquire all remaining Pechiney equity securities, was opened from January 23 to February 5, 2004. It was followed on February 6, 2004, by a compulsory acquisition by which Alcan became the owner of the remaining Pechiney equity securities it did not already own. On January 23, 2004, Alcan paid $109, which was accounted for in the first quarter of 2004, representing the aggregate consideration for the withdrawal offer and compulsory acquisition (without taking into account the Pechiney shares that resulted from exercise of Pechiney options between January 23 and February 5, 2004), for distribution in accordance with the provisions of French securities regulations. On February 6, 2004, the Company paid $7, which was accounted for in the first quarter of 2004, in order to complete the acquisition of the Pechiney shares that were issued between January 23 and February 5, 2004, upon the exercise of Pechiney options. On February 6, 2004, Pechiney became a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the purchase method. The balance sheet of Pechiney is included in the consolidated financial statements as at December 31, 2003, and the results of operations of Pechiney are included in the consolidated financial statements beginning January 1, 2004. Given the magnitude of the acquisition of Pechiney and due to the fact that the transaction was completed at the end of 2003, a tentative purchase price allocation has been performed and, as permitted by accounting standards, the final valuation will be completed in 2004. The Company is in the process of completing its valuations of certain assets and liabilities. Accordingly, the fair value of assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The significant elements for which the fair values could be modified include property, plant and equipment, intangible assets, goodwill, deferred income taxes, deferred charges and other assets, and deferred credits and other liabilities. During the first quarter of 2004, the Company revised the fair value of net assets acquired in its on-going process of completing the valuations of certain assets and liabilities. The revisions resulted in an increase in the fair value of net assets acquired of $289, including an increase in goodwill of $180.

CONTENTS

14.  SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

The divestitures required for regulatory reasons as a result of the Pechiney acquisition are described in note 12 - Commitments and Contingencies.

Fair value of net assets acquired
Trade receivables	1,786
Other receivables	236
Deferred income taxes - current	50
Inventories	1,898
Current assets held for sale	166
Deferred charges and other assets	146
Deferred income taxes - non-current	689
Property, plant and equipment	4,280
Intangible assets	659
Goodwill	2,463
Long-term assets held for sale	83
Total assets	12,456

Payables and accrued liabilities	2,424
Deferred income taxes - current	97
Short-term borrowings	849
Debt maturing within one year	202
Current liabilities of operations held for sale	64
Debt not maturing within one year	1,004
Long-term liabilities of operations held for sale	313
Minority interests	147
Deferred credits and other liabilities	1,443
Deferred income taxes - non-current	552
Fair value of net assets acquired - net of cash and
deposits acquired	5,361

The $2,463 of goodwill has not yet been allocated to operating segments. The goodwill is not expected to be deductible for tax purposes.

CONTENTS

14.  SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

Total Acquisition Cost	March 31, 2004
Issuance of common shares on December 15, 2003 (40,995,195* common shares
without nominal or par value; average market value of $39.63 per share)	1,625
Issuance of common shares on January 15, 2004 (1,390,406** common shares without
nominal or par value; average market value of $39.63 per share)	55
Cash paid in 2003 of $3,544 net of cash and time deposits acquired of $335	3,209
Additional consideration for initial offer, re-offer and compulsory acquisition paid in 2004	318
Cost of Pechiney options	80
Transaction costs	74
Total acquisition cost - net of cash and time deposits acquired	5,361

* Represents the issuance of 42,413,105 common shares net of 1,417,910 common shares held by Pechiney

** Represents the issuance of 2,082,075 common shares net of 691,669 common shares held by Pechiney

Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd

On March 10, 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement with the Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement, Alcan will invest approximately $150 for a 50% participation and for a secure power supply in an existing 150-kilotonne modern pre-bake smelter located in the Ningxia autonomous region, in the Peoples' Republic of China. The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter. The joint venture also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250-kt potline, already under construction.

15.  POST-RETIREMENT BENEFITS

Alcan, its subsidiaries and joint ventures have established pension plans in the principal countries where they operate, generally open to all employees. Most plans provide pension benefits that are based on the employee's service and highest average eligible compensation before retirement. Pension benefits are periodically adjusted for cost of living increases, either by Company practice, collective agreement or statutory requirement. Plan assets consist primarily of publicly-traded stocks and high-rated debt securities.

Components of Net Periodic Benefit Cost
	Pension benefits		Other Benefits
Three months ended March 31	2004	2003	2004	2003

Service cost	48	33	4	1
Interest cost on benefit obligation	137	106	15	4
Expected return on plan assets	(129)	(104)	-	-
Amortization:
Actuarial loss	17	20	-	-
Prior service cost	18	16	-	-
Total net periodic benefit costs	91	71	19	5

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $172 to its funded pension plans in 2004. The contributions are expected to be fully comprised of cash. As of March 31, 2004, $46 has been contributed, and the Company expects to contribute an additional $139 over the remainder of the year. The Company expects to pay in 2004 $68 of unfunded pension benefits and lump sum indemnities from operating cash flows.

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

Significant differences between United States and Canadian GAAP are described below.

(A) Derivatives

Beginning in 2001, the Company was required to adopt, for its primary U.S. GAAP financial statements, SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. These standards require that all derivatives be recorded in the financial statements at fair value. Beginning in 2001, unrealized gains and losses resulting from the valuation at fair value of derivatives not meeting strict hedge accounting criteria are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. Upon initial adoption of the SFAS Nos. 133 and 138 in 2001, the cumulative effect of the accounting change resulted in a decrease in net income of $12.

Beginning January 1, 2004, with the adoption of CICA guideline AcG-13, Hedging Relationships, unrealized gains and losses resulting from the valuation at fair value of derivatives not meeting strict hedge accounting criteria are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. Upon initial adoption of CICA accounting guideline 13, the effect of the accounting change resulted in an increase in Deferred charges and other assets of $5 and an increase in Deferred credits and other liabilities of $5. Under Canadian GAAP, the recognition of embedded derivatives is not permitted.

AcG-13 establishes certain criteria regarding when hedge accounting may be applied and this guideline is effective for the Company's fiscal year beginning January 1, 2004. Each hedging relationship is subject to an effectiveness test on a regular basis for reasonable assurance that it is and will continue to be effective. Under these rules, any derivative instrument that does not qualify for hedge accounting is reported on a mark-to-market basis in earnings. Under U.S. GAAP, hedge ineffectiveness is recognized in the statement of income in the current period whereas under Canadian GAAP such recognition is elective. In order to minimize differences with U.S. GAAP, the Company has chosen to record ineffectiveness under Canadian GAAP. Under U.S. GAAP, the change in fair value of derivatives that are treated as cash flow hedges is recorded on the balance sheet in Other comprehensive income whereas under Canadian GAAP it is recorded in Deferred charges and other assets or Deferred credits and other liabilities.

(B) Currency Translation

The difference between Deferred translation adjustments under U.S. GAAP and Canadian GAAP arises from the different treatment of exchange on long-term debt at January 1, 1983, resulting from the adoption of Canadian accounting standards on foreign currency translation on such date.

(C) Investments

Under U.S. GAAP, certain portfolio investments, which are considered to be "available-for-sale" securities, are measured at market value, with the unrealized gains or losses included in Comprehensive income. Under Canadian GAAP, the concept of comprehensive income does not exist and these investments are measured at cost.

(D) Minimum Pension Liability

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

(E) Asset Retirement Obligations

Under U.S. GAAP, the Company retroactively adopted on January 1, 2003 the SFAS No. 143, Accounting for Asset Retirement Obligations, as described in note 3, and the cumulative effect of the accounting change was charged to income. Under Canadian GAAP, the standard was also retroactively adopted, however the cumulative effect of the accounting change was recognized as a charge to retained earnings at January 1, 2002.

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

(F) Deferred Translation Adjustments

Under U.S. GAAP, deferred translation adjustments are reported as a component of Comprehensive income. Under Canadian GAAP, the concept of comprehensive income does not exist and deferred translation adjustments are reported as a component of shareholders' equity.

(G) Acquired In-Process Research and Development

Under U.S. GAAP, acquired in-process research and development costs are expensed immediately upon acquisition. Under Canadian GAAP, these costs are recognized as intangible assets upon acquisition if they result from contractual or other legal rights, or the research and development is capable of being separated or divided from the acquired company and sold, transferred, licensed, rented, or exchanged. Under Canadian GAAP, these intangible assets are amortized over their useful lives.

(H) Joint Ventures

Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method. A joint venture is an entity owned and operated by a small group of businesses (the "joint venturers") as a separate and specific business or project for the mutual benefit of the members of the group. Venturers are bound by a contractual arrangement, which establishes that the venturers have joint control over the joint venture, regardless of the difference that may exist in their ownership interest. The different accounting treatment affects the display and classification of financial statement items and not net income or shareholders' equity.

(I) Comprehensive Income

U.S. GAAP requires the disclosure of Comprehensive income which, for the Company, comprises Net income, the movement in Deferred translation adjustments, movements in unrealized gains and losses on cash flow hedges, unrealized gains or losses for the period less gains or losses realized during the period on "available-for-sale" securities and the movement in the minimum pension liability. The concept of Comprehensive income does not exist under Canadian GAAP.

Recently Adopted Accounting Standards

Asset Retirement Obligations

On January 1, 2004, the Company retroactively adopted the new standard of the CICA, Section 3110, Asset Retirement Obligations. The impact of adopting this standard decreased retained earnings at January 1, 2003 by $39 and increased net income for the quarter ended March 31, 2003 by $39.

Hedging Relationships

On January 1, 2004, the Company adopted the CICA guideline AcG-13, Hedging Relationships, which establishes certain conditions regarding when hedge accounting may be applied. Each hedging relationship is subject to an effectiveness test on a regular basis for reasonable assurance that it is and will continue to be effective. The fair value of derivatives is recorded on the balance sheet and any derivative instrument that does not qualify for hedge accounting is reported on a mark-to-market basis in earnings.

Stock-Based Compensation and Other Stock-Based Payments

On January 1, 2004, the Company retroactively adopted the provisions of the amendment to Section 3870, Stock-Based Compensation and other Stock-Based Payments. The amendment requires the recognition of an expense computed using the fair value method of accounting for all stock options and payments at grant date. The adoption of this amendment has the same impact as the adoption of the fair value method of accounting for stock-based compensation under U.S. GAAP. See note 3, Accounting Changes - Stock Options and Other Stock - Based Compensation.

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Generally Accepted Accounting Principles

On January 1, 2004, the Company adopted the new standard of the CICA, Section 1100, Generally Accepted Accounting Principles. This standard establishes accounting standards for financial reporting in accordance with Canadian GAAP. It defines primary sources of Canadian GAAP and requires that the Company apply every relevant primary source.

General Standards of Financial Statement Presentation

On January 1, 2004, the Company adopted the CICA Section 1400, General Standards of Financial Statement Presentation. This standard clarifies what constitutes fair presentation in accordance with Canadian GAAP, which involves providing sufficient information in a clear and understandable manner about certain transactions or events of such size, nature and incidence that their disclosure is necessary to understand the Company's financial statements.

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Three months ended	March 31, 2004				March 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Statement of Income
Sales and operating revenues	6,243	(h)	(8)	6,235	3,232	(h)	10	3,242
Cost and expenses
Cost of sales and operating expenses	5,166	(a)	(7)	5,097	2,597	(h)	(21)	2,576
		(h)	(62)
Depreciation and amortization	340	(g)	1	367	208	(h)	18	226
		(h)	26
Selling, administrative and general
expenses	412	(h)	1	413	164		-	164
Research and development expenses	61		-	61	29		-	29
Interest	94	(h)	3	97	47	(h)	1	48
Other expenses (income) - net	20	(a)	(3)	17	36	(a)	16	52
	6,093		(41)	6,052	3,081		14	3,095
Income from continuing operations before
income taxes and other items	150		33	183	151		(4)	147
Income taxes	45	(a)	2	56	141	(a)	(5)	139
		(h)	9			(h)	3
Income from continuing operations
before other items	105		22	127	10		(2)	8
Equity income (Loss)	16	(h)	(15)	1	7	(h)	(9)	(2)
Minority interests	(11)		-	(11)	(1)		-	(1)
Income from continuing operations	110		7	117	16		(11)	5
Loss from discontinued operations	(4)		-	(4)	(4)		-	(4)
Income before cumulative effect of
accounting change	106		7	113	12		(11)	1
Cumulative effect of accounting change,
net of income tax	-		-	-	(39)	(e)	39	-
Net income (Loss)	106		7	113	(27)		28	1
Dividends on preference shares	2		-	2	2		-	2
Net income (Loss) attributable to
common shareholders	104		7	111	(29)		28	(1)

(a)	Derivatives
(b)	Currency translation
(c)	Investments
(d)	Minimum pension liability
(e)	Asset retirement obligations
(f)	Deferred translation adjustments
(g)	Acquired in-process research and development
(h)	Joint ventures
(j)	Comprehensive income

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Earnings Per Share - Canadian GAAP
Three months ended March 31	2004	2003
Earnings (Loss) Per Share
Basic:
Income from continuing operations	0.32	0.01
Loss from discontinued operations	(0.01)	(0.01)
Net income per common share - basic	0.31	-
Diluted:
Income from continuing operations	0.31	0.01
Loss from discontinued operations	(0.01)	(0.01)
Net income per common share - diluted	0.30	-

Consolidated Statement of Retained Earnings - Canadian GAAP
Three months ended March 31	2004	2003

Retained earnings - beginning of period	3,350	3,435

Net income	113	1

Dividends
Common	(55)	(48)
Preference	(2)	(2)

Retained earnings - end of period	3,406	3,386

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)
	March 31, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Balance Sheet
Current assets
Cash and time deposits	505	(h)	28	533	778	(h)	26	804
Trade receivables	3,575	(h)	(84)	3,491	3,235	(h)	(46)	3,189
Other receivables	787	(a)	25	879	812	(a)	(52)	828
		(h)	67			(h)	68
Deferred income taxes	27		-	27	50		-	50
Inventories - Aluminum operating segments
- Aluminum	954	(h)	11	965	943	(a)	2	954
						(h)	9
- Raw Materials	378	(h)	28	406	398	(h)	25	423
- Other Supplies	350	(h)	43	393	343	(h)	44	387
	1,682		82	1,764	1,684		80	1,764
- Packaging operating segment	412		-	412	405		-	405
- Pechiney	1,757	(h)	46	1,803	1,883	(h)	40	1,923
	3,851		128	3,979	3,972		120	4,092
Current assets held for sale	271		-	271	267		-	267
Total current assets	9,016		164	9,180	9,114		116	9,230
Deferred charges and other assets	1,626	(a)	17	923	1,590	(a)	(14)	893
		(c)	(5)			(c)	(6)
		(h)	(715)			(h)	(677)
Deferred income taxes	844		-	844	887		-	887
Property, plant and equipment
Cost (excluding Construction work in
Progress)	21,902	(h)	1,748	23,650	21,882	(h)	1,711	23,593
Construction work in progress	699	(h)	26	725	645	(h)	26	671
Accumulated depreciation	(8,527)	(h)	(914)	(9,441)	(8,216)	(h)	(906)	(9,122)
	14,074		860	14,934	14,311		831	15,142
Intangible assets, net of accumulated
amortization	1,176	(a)	22	1,036	1,218	(d)	(224)	1,058
		(d)	(224)			(g)	50
		(g)	49			(h)	14
		(h)	13
Goodwill	4,851	(h)	169	5,020	4,686	(h)	174	4,860
Long-term assets for sale	132		-	132	142		-	142
Total assets	31,719		350	32,069	31,948		264	32,212

CONTENTS

16.  DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)
	March 31, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Current liabilities
Payables and accrued liabilities	5,417	(a)	(25)	5,466	5,277	(a)	(117)	5,269
		(h)	74			(h)	109
Short term borrowings	1,472	(h)	16	1,488	1,764	(h)	41	1,805
Debt maturing within one year	198	(h)	12	210	341	(h)	16	357
Deferred income taxes	53	(h)	38	91	86	(h)	24	110
Current liabilities of operations held for sale	117		-	117	123		-	123
Total current liabilities	7,257		115	7,372	7,591		73	7,664
Debt not maturing within one year	7,901	(h)	164	8,065	7,437	(h)	168	7,605
Deferred credits and other liabilities	4,091	(a)	5	3,429	4,100	(a)	1	3,435
		(d)	(734)			(d)	(730)
		(h)	67			(h)	64
Deferred income taxes	1,524	(a)	38	1,832	1,702	(a)	27	1,989
		(d)	157			(d)	156
		(g)	18			(g)	18
		(h)	95			(h)	86

Long-term liabilities of operations held
for sale	322		-	322	322		-	322
Minority interests	299		-	299	519		-	519

Shareholders' equity
Redeemable non-retractable
preference shares	160		-	160	160		-	160
Common shareholder's equity:
Common shares	6,575		-	6,575	6,461		-	6,461
Additional paid-in capital	124		-	124	128		-	128
Retained earnings	3,380	(a)	50	3,406	3,331	(a)	42	3,350
		(b)	(55)			(b)	(55)
		(g)	31			(g)	32
Common shares held by a subsidiary	(56)		-	(56)	(56)		-	(56)
Deferred translation adjustment	-	(a)	(29)	541	-	(a)	(29)	635
		(b)	55			(b)	55
		(f)	515			(f)	609
Accumulated other comprehensive
income	142	(a)	25	-	253	(a)	12	-
		(c)	(5)			(c)	(6)
		(d)	353			(d)	350
		(f)	(515)			(f)	(609)
Shareholders' equity	10,325		425	10,750	10,277		401	10,678
Total liabilities and shareholder's equity	31,719		350	32,069	31,948		264	32,212

CONTENTS

Item 2. Management's discussion and analysis of financial conditions and results of operations

Alcan has historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to United States (U.S.) GAAP. During the quarter ended March 31, 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with U.S. GAAP.

On December 15, 2003, Alcan acquired Pechiney. The interim consolidated financial statements as at and for the quarter ended March 31, 2004 include the operations of Pechiney. The financial statements as at December 31, 2003 include only the balance sheet of Pechiney. The interim consolidated financial statements for the quarter ended March 31, 2003 do not include the operations of Pechiney.

The Company reported first quarter income from continuing operations of US$0.30 per common share versus US$0.04 per common share a year ago. Income from continuing operations for the first quarter of 2004 included a non-cash, after-tax gain of US$9 million, or US$0.03 per common share, for the effects of foreign currency balance sheet translation, compared to a loss of US$104 million, or US$0.32 per common share, in the year-ago quarter. Also included in net income from continuing operations for the first quarter was a net after-tax charge of US$83 million, or US$0.23 per common share, for Other Specified Items (OSIs) versus a net after-tax charge of US$11 million, or US$0.04 per common share, in the corresponding period of 2003.

The terms "foreign currency balance sheet translation" and "Other Specified Items" are defined under "Definitions" at the end of management's discussion and analysis.
	First Quarter		Fourth Quarter
(US$ millions, except where indicated)	2004	2003	2003

Sales & operating revenues	6,243	3,232	3,550
Shipments (thousands of tonnes)
Ingot products[1]	566	340	413
Rolled products	656	511	479
Conversion of customer-owned metal	100	105	101
Aluminum used in engineered products & packaging	129	143	123
Total aluminum volume	1,451	1,099	1,116
Ingot product realizations (US$ per tonne)	1,783	1,602	1,642
Average London Metal Exchange 3-month price(US$ per tonne)	1,666	1,392	1,521
Included in income from continuing operations are:
Foreign currency balance sheet translation	9	(104)	(59)
Other Specified Items	(83)	(11)	53
Income from continuing operations	110	16	116
Loss from discontinued operations	(4)	(4)	(19)
Cumulative effect of accounting change	-	(39)	-
Net income (loss)	106	(27)	97

Earnings per share (US$ per share)
Income from continuing operations	0.30	0.04	0.36
Net income	0.29	(0.09)	0.30
Average number of shares outstanding (millions)	367.1	321.5	322.4
[1] Includes primary and secondary ingot and scrap

CONTENTS

The strengthening of the U.S. dollar in the first quarter of 2004, principally against the Canadian dollar, resulted in the Company recording translation gains of US$9 million as compared to losses of $104 million in the year-ago quarter. Other Specified Items in the first quarter produced a net after-tax charge of US$83 million versus a net after-tax charge of US$11 million a year ago.

OSIs in the first quarter of 2004 included one-time purchase accounting adjustments of US$75 million related to Pechiney inventory revaluation, synergy costs of US$8 million related to the Pechiney and FlexPac acquisitions, restructuring charges of US$5 million for various operations in North America, a gain of US$5 million on the sale of assets in the U.K. and favourable tax adjustments of US$3 million related to the settlement of a tax issue in Germany. In the same period last year, OSIs mainly comprised tax adjustments related to prior years. OSIs in the fourth quarter of 2003 were a net gain of US$53 million, mainly arising from one-time favourable tax benefits and financing-related gains, partially offset by asset impairments, restructuring charges and one-time purchase accounting adjustments related to in-process research and development. Other Specified Items are detailed in the table below.

	First Quarter		Fourth Quarter
(US$ millions, except where indicated)	2004	2003	2003
Other Specified Items
Synergy costs	(8)	-	(14)
Restructuring charges	(5)	-	(11)
Asset impairment	-	-	(30)
Gain (loss) from non-routine sales of assets, businesses
and investment	5	-	11
Tax adjustments	3	(11)	85
Legal and environmental provisions	-	-	(10)
Pechiney financing-related gain (loss)	(2)	-	57
Purchase accounting adjustments related to inventory
and in-process research and development	(75)	-	(32)
Other	(1)	-	(3)
Other Specified Items	(83)	(11)	53

Continuing Operations

Sales and operating revenues were US$6.2 billion in the first quarter, up US$3.0 billion from a year earlier. Of the increase, approximately US$2.7 billion was the result of acquisitions, primarily Pechiney, with the remainder reflecting higher prices and the stronger euro. Revenues were higher than in the fourth quarter of 2003, reflecting the addition of Pechiney, higher aluminum prices and seasonally stronger rolled product volumes.

With the acquisition of Pechiney and its substantial international trading activities, and in light of recent developments in U.S. accounting standards, Alcan has elected to report trading revenues and costs for metal contracts on a net rather than gross basis. This applies only to those third-party metal sales sourced from third parties. This accounting treatment reduced quarterly sales revenues and cost of goods sold by an estimated US$1.1 billion from what they otherwise would have been under the gross method.

Total aluminum volume, at 1,451 thousand tonnes (kt), was up 352 kt from a year earlier and 335 kt from the preceding quarter. The increase largely reflects the addition of Pechiney and higher rolled product volumes, notably in North America and Asia.

Ingot product realizations, at US$1,783 per tonne, were US$181 per tonne higher than in the year-ago quarter and US$141 per tonne higher than in the fourth quarter, reflecting the benefit of higher LME prices owing to improved aluminum market fundamentals.

CONTENTS

Income from continuing operations was US$110 million for the first quarter compared to $16 million a year earlier. The improvement largely reflected the benefits from higher prices, improved rolled product volumes and contributions from acquisitions, partially offset by the adverse impacts of the weaker U.S. dollar, higher raw material costs and integration expenses. Foreign currency balance sheet losses and Other Specified Items reduced income from continuing operations by $74 million in the first quarter of 2003, compared to a reduction of $115 million a year earlier.

Discontinued Operations

After including results from discontinued operations, the Company reported net income of US$106 million (US$0.29 per share) for the quarter, compared to net loss of US$27 million (US$0.09 per share) in the year-ago quarter and net income of US$97 million (US$0.30 per share) in the fourth quarter of 2003. Discontinued operations include the results of the Ravenswood rolled products facility in the U.S. and certain non-core packaging and engineered products operations. The after-tax loss from discontinued operations was US$4 million in the first quarter, unchanged from a year earlier. The year-ago quarter included an after-tax charge of US$39 million for the cumulative effect of an accounting change (see Reconciliation of Canadian to U.S. GAAP for further details).

Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of management's discussion and analysis.

Financial information for individual business groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with past practice and reflects the way the business groups are managed. However, with the adoption of U.S. GAAP, the BGP of these joint ventures is now removed from Total BGP for the Company and their net after-tax results are reported as equity income.

	First Quarter		Fourth Quarter
(US$ millions)	2004	2003	2003
Business Group Profit (BGP)
Bauxite and Alumina	88	49	111
Primary Metal	376	226	201
Rolled Products Americas and Asia	107	81	84
Rolled Products Europe	83	54	32
Engineered Products	61	24	16
Packaging	166	80	97
Pechiney World Trade	15	-	-
Segregated Businesses	22	-	-
Equity-accounted joint venture eliminations	(53)	(31)	(39)
Total BGP	865	483	502

Corporate Items
Intersegment, corporate offices and other	(281)	(77)	(174)
Depreciation and amortization	(340)	(208)	(217)
Interest	(94)	(47)	(60)
Income taxes	(45)	(141)	90
Equity income	16	7	7
Minority interests	(11)	(1)	(4)
Goodwill impairment	-	-	(28)
Income from continuing operations	110	16	116

CONTENTS

Bauxite and Alumina: The group reported BGP for the first quarter of US$88 million, up US$39 million from the year-ago quarter. The increase reflected benefits of approximately US$23 million from the acquisition of Pechiney as well as higher alumina prices, partially offset by the unfavourable impact of currency movements on operating costs. Despite higher prices and the impact of Pechiney, BGP was down US$23 million from the fourth quarter of 2003, which included a mark-to-market gain of US$61 million on the revaluation of certain derivative instruments. The alumina market is forecast to remain in tight supply in the second quarter, which should keep spot market prices high. The continuing strength of the Canadian and Australian dollar is expected to negatively impact year-over-year performance comparisons in the second quarter.

Primary Metal: BGP was US$376 million, an increase of US$150 million from a year earlier. Higher metal realizations, contributions from acquired Pechiney operations, which accounted for approximately US$68 million, increased total ingot volumes and benefits from cost reduction initiatives were partially offset by the adverse impact of the weaker U.S. dollar and by higher raw material costs. On a sequential quarter basis, higher realizations, contributions from Pechiney and benefits from some recovery in the U.S. dollar resulted in BGP increasing by US$175 million. The second quarter outlook is for continued favourable market conditions for primary aluminum.

Rolled Products Americas and Asia: BGP was US$107 million, up US$26 million from the year-ago quarter. These record results for the Group reflected strengthening market conditions in Asia and North America and market share improvements in South America. The restoration of price spreads between recycled metal and primary aluminum, together with cost improvements in North America, were also important contributors to the year-over-year increase. Improving markets together with the normal seasonal pick-up in North America led volumes higher and resulted in an increase in BGP of US$23 million over the fourth quarter of 2003. The acquisition of Pechiney does not materially affect this group. For the second quarter, seasonally the strongest, volumes are expected to improve in all regions.

Rolled Products Europe: BGP was US$83 million, an increase of US$29 million over the year-ago quarter. The improvement mainly reflected mark-to-market gains on derivatives and approximately US$5 million of contributions from acquired Pechiney operations. While end markets are recovering slowly in Europe, the strong euro continues to depress margins and volumes. Alcan's rolling operations are responding to this situation with product portfolio adjustments and cost reductions. Compared to the fourth quarter, BGP increased by US$51 million due to the impact of mark-to-market adjustments on derivatives, seasonally higher volumes and the contribution from Pechiney operations acquired. The group now includes foil-rolling operations that were previously included in the Packaging group. Prior period results have been restated to reflect this change. With the continuing slow recovery in Europe, volumes are expected to be slightly higher in the second quarter.

Engineered Products: BGP was US$61 million, which was US$37 million higher than a year earlier. Approximately US$23 million of the increase in BGP was due to the Pechiney acquisition and was mainly related to the aerospace business. Excluding the impact of Pechiney, BGP was up significantly from the previous year due to higher volumes, benefits from cost-reduction initiatives, contributions from other acquisitions and the stronger euro. Compared to the fourth quarter of 2003, BGP was up US$45 million as a result of the Pechiney acquisition, seasonally higher sales, improved markets, continued cost reductions and strong volumes especially in the aerospace, extrusion and cable businesses. Improved market fundamentals are expected to continue through the second quarter.

Packaging: BGP was US$166 million, up US$86 million from a year earlier and US$69 million from the fourth quarter of 2003. The significant increase in the year-over-year period was primarily due to the Pechiney and FlexPac acquisitions together contributing an additional US$89 million, the realization of FlexPac merger synergies, cost benefits from restructuring programs and positive foreign currency effects on operating costs. These factors together with seasonal improvements accounted for the improvement over the fourth quarter. Market conditions in Europe are generally flat as compared to the strengthening conditions evident in North America. Results are expected to improve in the second quarter mainly due to the ongoing realization of benefits from synergy and cost reduction programs.

Segregated Businesses: These include the BGP of operations identified for potential divestment under the terms of the Pechiney acquisition. Until such time as Alcan has completed an internal portfolio review, these assets are being held separate and managed by independent trustees. Operations in this category include the Neuf-Brisach, Rugles and Annecy rolling mills and certain packaging operations in the aerosol cans and aluminum cartridges businesses. The Ravenswood rolling mill is also under independent management, but its results are included in discontinued operations, as U.S. competition regulators have required its divestment.

Pechiney World Trade (PWT): Alcan intends to integrate PWT trading operations into Alcan's business structure. The alumina trading business will be integrated within the Bauxite and Alumina segment and the aluminum trading business will be overseen by the Alcan risk management group. The Almet distribution business and Pechiney International Network will be incorporated into the Engineered Products group. The copper, ores and concentrates trading operations are under review for possible divestment.

CONTENTS

Reconciliation to Net Income

Intersegment, corporate offices and other include the elimination of profits on intersegment sales of aluminum, corporate head office costs as well as other non-operating items. The increase over the year-ago quarter reflected the addition of Pechiney, together with a pre-tax charge of US$116 million for purchase accounting adjustments related to a revaluation of Pechiney's inventories, which are part of OSIs. The fourth quarter of 2003 included a pre-tax charge of US$50 million for the write-off of Pechiney in-process research and development, as required under U.S. GAAP.

Depreciation and amortization, at US$340 million, was US$132 million higher than in the year-ago quarter and US$123 million higher sequentially, primarily reflecting the impact of the Pechiney acquisition. Capital spending was 78% of depreciation versus 56% in the year-ago quarter and 133% in the prior quarter.

Interest expense of US$94 million for the first quarter was higher than in both the first and fourth quarters of 2003 reflecting the impact of debt raised to finance the Pechiney transaction together with debt assumed upon acquisition.

Investments in entities over which Alcan has significant influence but does not control are accounted for using the equity method. Equity income was US$16 million in the first quarter compared to US$7 million a year earlier.

The Company's effective tax rate on income from continuing operations was 30% in the first quarter. Included in the quarter's results was a favourable tax adjustment of US$3 million related to a settlement with the German tax authorities on a 1995 transfer pricing issue. This tax benefit is not included in operating earnings, but has been treated as an Other Specified Item. The prior quarter's negative effective tax rate on income from continuing operations of 49% resulted from favourable tax adjustments, the most significant of which related to one-time benefits from changes in tax legislation in Australia. The year-ago quarter effective tax rate was 91% reflecting the effects of foreign currency balance sheet translation and Other Specified Items. Excluding these items, the Company's effective tax rate was 36% for the first quarter of 2003.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities in continuing operations was US$285 million in the first quarter of 2004 as compared to US$272 million a year earlier. While the Company's earnings were higher year-over-year, rising metal prices and improving business conditions led to increased working capital.

After dividends of US$59 million and capital expenditures of US$264 million, free cash flow from continuing operations was negative US$38 million for the first quarter of 2004. Free cash flow from continuing operations was US$96 million a year earlier. "Free cash flow" is defined under "Definitions" at the end of management's discussion and analysis.

Financing Activities

"Debt as a percentage of invested capital" is defined under "Definitions" at the end of management's discussion and analysis.

Debt as a percentage of invested capital at March 31, 2004 was 47%, unchanged from the end of the fourth quarter and up from 30% at the end of the prior-year quarter, reflecting new debt raised and assumed on the Pechiney acquisition in December 2003.

CONTENTS

	31 March		31 December
(US$ millions, unless otherwise noted)	2004	2003	2003
Debt
Short-term borrowings	1,472	340	1,764
Debt maturing within one year	198	286	341
Debt not maturing within one year	7,901	3,041	7,437
Debt of operations held for sale	2	2	1
Total debt	9,573	3,669	9,543
Equity
Minority interests	299	134	519
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	10,165	8,093	10,117
Total equity	10,624	8,387	10,796
Total invested capital	20,197	12,056	20,339
Debt as a percent of invested capital (%)	47%	30%	47%

Investment Activities

Capital expenditures during the first quarter of 2004 were US$264 million compared to US$117 million a year earlier. Capital expenditures were higher in the current year's quarter as a result of the inclusion of Pechiney's spending, as well as for expenditures related to the expansion of the Alouette smelter in Quebec. Capital expenditures for the full year are expected to be below depreciation expense.

Liquidity

On April 14, 2004, Alcan completed the syndication of a new global, multi-currency, 5-year, US$3 billion credit facility. This new credit facility replaces Pechiney's Euro 700 million credit revolver and one of Alcan's US$1 billion credit facilities. The new US$3 billion credit facility and Alcan's remaining US$1 billion credit facility, which matures in July, 2004, are available for general corporate purposes including back-up for commercial paper issued by the Company. As a result, Alcan has access to more than US$4.0 billion of corporate committed credit facilities, of which US$1.3 billion was unused as of the date of this report. The Company believes that the cash from continuing operations, together with available credit facilities, will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company's ability to access global capital markets, considering its investment grade credit rating, should provide any additional liquidity that may be required to meet unforeseen events.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. During the quarter ended March 31, 2004, long-term purchase arrangements increased by US$61 million (Less than 1 year: US$(77 million); 1 - 3 years: US$32 million; 3 - 5 years: US$38 million; and Greater than 5 years: US$68 million).

There were no other material changes in the Company's contractual obligations in the first quarter of 2004 from the amounts reported in the annual report for the year ended December 31, 2003.

CONTENTS

Selected Annual Information
Selected unaudited financial data for each of the Company's three most recently completed financial years is as follows:
	31 December
(US$ millions)	2003	2002	2001

Sales and operating revenues	13,779	12,416	12,474

Income (Loss) from continuing operations	262	421	(60)

Net income (Loss)	64	(348)	(78)

Total assets	31,948	17,629	17,343

Total long-term debt	7,437	3,120	2,801
(US$ per share)

Income (Loss) from continuing operations per share - basic	0.79	1.29	(0.21)

Income (Loss) from continuing operations per share - diluted	0.79	1.29	(0.21)

Net income (Loss) per share - basic	0.18	(1.10)	(0.27)

Net income (Loss) per share - diluted	0.18	(1.10)	(0.27)

Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information
Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:
	2003				2002
(US$ millions)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Sales and operating revenues	3,550	3,510	3,487	3,232	3,149	3,198	3,165	2,904

Income from continuing operations	116	108	22	16	48	165	58	150

Net income (Loss)	97	87	(93)	(27)	38	158	56	(600)
(US$ per share)

Income from continuing operations per share - basic	0.36	0.33	0.07	0.04	0.14	0.51	0.18	0.47

Income from continuing operations per share - diluted	0.35	0.33	0.06	0.04	0.14	0.51	0.17	0.46

Net income (Loss) per share - basic	0.30	0.26	(0.29)	(0.09)	0.11	0.49	0.17	(1.87)

Net income (Loss) per share - diluted	0.29	0.26	(0.29)	(0.09)	0.11	0.49	0.17	(1.86)

CONTENTS

Commitments and Contingencies

The Company's commitments and contingencies are fully described in note 12 to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method. These transactions are undertaken on an arm's length, negotiated basis.

Accounting Policies

The Company has adopted U.S. GAAP to enhance its communication with its shareholders, improve comparability of financial information with its competitors and peer group, and promote a common financial language within Alcan.

In accordance with FASB Statement (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are marked-to-market. For those derivatives that do not qualify for hedge accounting, the resulting unrealized gains and losses are included in income immediately, rather than concurrently with the underlying exposure being hedged. With the acquisition of Pechiney, the Company is reassessing the appropriate functional currency for several of its foreign entities. Until this review has been completed, the Company has elected not to use hedge accounting for most of its currency derivatives.

Effective January 1, 2004, Alcan has elected to expense the cost of stock options using the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation. While this accounting treatment is not yet required under U.S. GAAP, the Company believes that it is in the best interest of shareholders and is aligned with the principles of strong corporate governance. Prior periods have been restated for comparative purposes. With this change, all of Alcan's equity-linked compensation is now being expensed.

On January 1, 2003, the Company retroactively adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the Company recognized additional liabilities, at fair value, of approximately US$106 million as at January 1, 2003, for existing legal asset retirement obligations. A charge of US$39 million for the cumulative effect of an accounting change, which related primarily to costs for spent potlining disposal for pots currently in operation, was recorded in the first quarter of 2003.

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

The Company's critical accounting policies are fully described in Management's Discussion and Analysis, while all significant accounting policies are included in note 2 to the Consolidated Financial Statements, both contained in the 2003 Annual Report.

CONTENTS

Reconciliation of Canadian to U.S. GAAP

A reconciliation of Alcan's Statement of Income and Balance Sheet between U.S. GAAP and Canadian GAAP is contained in Note 16 of the financial statements. The impact of material differences is discussed below.

	Q1-04		Q1-03
GAAP	Cdn	U.S.	Cdn	U.S.
(US$ per share)
Income from continuing operations per share - basic	0.32	0.30	0.01	0.04

Net income (Loss) per share - basic	0.31	0.29	0.00	(0.09)

Net income per common share under Canadian GAAP was US$0.31 compared to US$0.29 under U.S. GAAP for the three months ended March 31, 2004. The difference relates principally to accounting for derivatives. For the three months ended March 31, 2003, net income per common share under Canadian GAAP was US$0.00 compared to US$(0.09) under U.S. GAAP. The principal reason for the difference was the cumulative effect of an accounting change for asset retirement obligations discussed below. The differences in net income had no material impact on the discussion of results of operations for the periods presented.

Joint Ventures

The major ongoing difference between U.S. GAAP and Canadian GAAP deals with the accounting for joint ventures. Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method. This different accounting treatment affects only the display and classification of financial statement items and has no impact on net income or shareholders' equity. This difference had no material impact on the discussion of the results of operations. The major impact of the difference in accounting treatment on the balance sheet was to increase operating working capital from continuing operations at March 31, 2004 by US$37 million (US$31 million at December 31, 2003) under Canadian GAAP compared to U.S. GAAP. Under Canadian GAAP, net property, plant and equipment at March 31, 2004 was US$860 million higher than under U.S. GAAP (US$831 million at December 31, 2003). Under Canadian GAAP, goodwill was higher by US$169 million at March 31, 2004 (US$174 million at December 31, 2003). Under Canadian GAAP, deferred charges and other assets (which includes investments accounted for under the equity method) were US$715 million lower (US$677 million at December 31, 2003) as compared to U.S. GAAP.

Debt as a percentage of invested capital as at March 31, 2004 and December 31, 2003 was the same under Canadian GAAP as under U.S. GAAP.  For the three-month period ended March 31, 2004, interest expense under Canadian GAAP was US$3 million higher than under U.S. GAAP (US$1 million for 2003).

Accounting for Derivatives

Beginning in 2004, Canadian GAAP is aligned with U.S. GAAP with respect to the criteria to be met for hedge accounting. For certain derivatives as at December 31, 2003, that do not qualify for hedge accounting in 2004 under Canadian GAAP but qualified for hedge accounting prior to 2004 under Canadian GAAP but not under U.S. GAAP, there will be an impact on the Company's Canadian GAAP income for a transitional period ending with the maturities of the derivatives. Under U.S. GAAP, these derivatives had been marked-to-market prior to December 31, 2003.

In addition, Canadian GAAP does not permit the recognition of embedded derivatives.

The impact of the different accounting treatments for derivatives was to increase net income under Canadian GAAP by US$8 million for the three months ended March 31, 2004 (decrease of US$11 million to net income for the three months ended March 31, 2003). This difference had no material impact on the discussion of results for the periods presented.

CONTENTS

In addition, because Canadian GAAP does not have the concept of Other Comprehensive Income, certain amounts related to cash flow hedges classified in shareholders' equity on the balance sheet under U.S. GAAP were reclassified to various asset and liability accounts under Canadian GAAP.

Minimum Pension Liability

Canadian GAAP does not require the recognition of a minimum pension liability if the accumulated benefit obligation exceeds the market value of plan assets. This difference had no impact on net income but did result in shareholders' equity under Canadian GAAP being higher by US$353 million at March 31, 2004 (US$350 million at December 31, 2003). At March 31, 2004, total assets were lower by US$224 million (US$224 million at December 31, 2003) and total pension liabilities were lower by US$577 million (US$574 million at December 31, 2003) under Canadian GAAP.

Acquired in Process Research and Development

Under Canadian GAAP an amount of US$50 million, which will be amortized over 15 years, was expensed in the fourth quarter of 2003 under U.S. GAAP.

Asset Retirement Obligations

U.S. GAAP net income for the three months ended March 31, 2003, included an after-tax charge of US$39 million for the cumulative effect of an accounting change which, under Canadian GAAP was treated as an adjustment to retained earnings.

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

Definitions

"Business Group Profit" (BGP) comprises earnings before interest, taxes, depreciation and amortization excluding certain items, such as corporate costs and asset impairments, which are not under the control of the business groups. These items are managed by the Company's head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

"Debt as a percentage of invested capital" does not have a uniform definition. Because other issuers may calculate debt as a percentage of invested capital differently, Alcan's calculation may not be comparable to other companies' calculations. The reconciliation above explains the calculation. The figure is calculated by dividing borrowings by total invested capital. Total invested capital is equal to the sum of borrowings and equity, including minority interests. The Company believes that debt as a percentage of invested capital can be a useful measure of its financial leverage as it indicates the extent to which it is financed by debtholders. The measure is widely used by the investment community and credit rating agencies to assess the relative amounts of capital put at risk by debtholders and equity investors.

CONTENTS

"Foreign currency balance sheet translation" effects arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into U.S. dollars for reporting purposes. Although these effects are primarily non-cash in nature, they can have a significant impact on the Company's net income.

"Free cash flow" consists of cash from operations less capital expenditures and dividends. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for investment opportunities and debt service.

"GAAP" means generally accepted accounting principles.

"Other Specified Items" (OSIs) include, for example: restructuring charges; asset impairment charges; unusual environmental charges; gains and losses on non-routine sales of assets, businesses or investments; gains and losses from legal claims; gains and losses on the redemption of debt; income tax reassessments related to prior years and the effects of changes in income tax rates; and other items that, in Alcan's view, do not typify normal operating activities.

All tonnages are stated in metric tonnes, equivalent to 2,204.6 pounds.

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the U.S. Securities and Exchange Commission's site at www.sec.gov. All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report.

The number of common shares outstanding as at 6 May 2004 is 368,033,196.

CONTENTS

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow. See risk factors on page 4 of the Company's annual report on Form 10-K for the year ended 31 December 2003.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at 31 March 2004 net of its invested surplus cash and time deposits at 31 March 2004 would be to reduce net income by $5 million. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 2, Accounting Policies.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 March 2004.
(In US$ millions, except contract rates)		2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value
FORWARD CONTRACTS
To purchase USD against the foreign currency

CHF	Nominal amount	31	36	20	2	2	1	92	(6)
	Average contract rate	1.395	1.344	1.301	1.287	1.261	1.238

GBP	Nominal amount	17	10	3	-	-	-	30	(1)
	Average contract rate	1.745	1.692	1.587	-	-	-

CAD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.763	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	72	-	-	-	-	-	72	18
	Average contract rate	0.559	-	-	-	-	-

GBP	Nominal amount	7	-	-	-	-	-	7	-
	Average contract rate	1.820	-	-	-	-	-

EUR	Nominal amount	136	-	19	9	-	-	164	7
	Average contract rate	1.2066	-	0.8968	1.045	-	-

To sell EUR against the foreign currency

USD	Nominal amount	299	115	19	30	10	6	479	7
	Average contract rate	1.175	1.295	0.972	1.093	1.085	1.1254

USD	Nominal amount	-	-	1,218	-	-	-	1,218	(12)
	Average contract rate	-	-	1.1984	-	-	-

CHF	Nominal amount	24	23	8	4	4	3	66	(1)
	Average contract rate	1.5425	1.5230	1.4872	1.4610	1.4430	1.4266

CONTENTS

(In US$ millions, except contract rates)	2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value

GBP	Nominal amount	31	2	1	-	-	-	34	1
	Average contract rate	1.32	1.406	1.367	-	-	-

CAD	Nominal amount	5	-	-	-	-	-	5	-
	Average contract rate	1.6266	-	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	64	3	-	-	-	-	67	(2)
	Average contract rate	1.2094	1.4143	-	-	-	-

AUD	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	1.891	-	-	-	-	-

Other	Nominal amount	7	-	-	-	-	-	7	-

OPTIONS
To sell USD against the foreign currency

AUD	Nominal amount	42	-	-	-	-	-	42	10
	Average contract rate	0.5729	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see note 2, Accounting Policies.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 March 2004 would be to increase net income over the period ending December 2006 by approximately US$40 million (US$8 million in 2004, US$25 million in 2005 and US$7 million in 2006). These results reflect a 10% reduction from the 31 March 2004, three-month LME aluminum closing price of US$1,728 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 March 2004. The Company's aluminum forward contract positions, producing the above results, are entered into to hedge future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers and to hedge future sales. Consequently, any negative impact movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 24,000 tonnes, which is marked-to-market and which includes Pechiney. In addition, see page 48 of the Annual Report.

Item 4. Disclosure Controls and Procedures

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

CONTENTS

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 12 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2., 3., 4. and 5.

The registrant has nothing to report under these items. Information relating to the Company's issuance of common equity on January 15, 2004 in connection with the Pechiney acquisition was provided in the Company's annual report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i)	a report on Form 8-K was filed on February 2, 2004 under Items 2 and 7 thereof, reporting that Alcan had acquired additional securities of Pechiney in relation to the tender offer for the securities of Pechiney.

	ii)	a report on Form 8-K was furnished on February 9, 2004 under Item 12 thereof, in connection with the earnings release reporting the Company's financial results for the three-month and twelve-month periods ended December 31, 2003.

	iii)	a report on Form 8-K was furnished on February 25, 2004 under Item 12 thereof, in connection with the earnings release reporting financial results for the three-month and twelve-month periods ended December 31, 2003 of the Company's wholly-owned subsidiary Pechiney.

CONTENTS

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCAN INC.

Dated:	May 10, 2004	By:	/s/ Thomas J. Harrington
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