Form 10-Q
period 2004-06-30
ALCAN INC
filed 2004-08-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes √   No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes √    No ____

At August 5, 2004, the registrant had 368,252,509 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003
(in millions of US$, except per share amounts)
Sales and operating revenues	6,252	3,505	12,330	6,754

Costs and expenses
Cost of sales and operating expenses	4,922	2,838	9,925	5,452
Depreciation and amortization	329	216	669	424
Selling, administrative and general expenses	374	177	782	341
Research and development expenses	58	32	119	61
Interest (note 11)	87	54	181	101
Other expenses (income) - net (note 10)	55	20	56	56
	5,825	3,337	11,732	6,435
Income from continuing operations before income taxes and
other items	427	168	598	319
Income taxes (note 8)	140	144	191	285
Income from continuing operations before other items	287	24	407	34
Equity income	17	11	33	18
Minority interests	(15)	(12)	(26)	(13)
Income from continuing operations	289	23	414	39
Income (Loss) from discontinued operations (note 3)	42	(115)	23	(119)
Income (Loss) before cumulative effect of accounting change	331	(92)	437	(80)
Cumulative effect of accounting change, net of income tax of $17	-	-	-	(39)
Net income (Loss)	331	(92)	437	(119)
Dividends on preference shares	1	1	3	3
Net income (Loss) attributable to common shareholders	330	(93)	434	(122)
Earnings (Loss) Per Share (note 4)
Basic and diluted:
Income from continuing operations	0.78	0.07	1.12	0.11
Income (Loss) from discontinued operations	0.11	(0.36)	0.06	(0.37)
Cumulative effect of accounting change	-	-	-	(0.12)
Net income (Loss) per common share - basic and diluted	0.89	(0.29)	1.18	(0.38)
Dividends per common share	0.30	0.30	0.45	0.45

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)
	June 30, 2004	December 31, 2003
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	351	778
Trade receivables (net of allowances of $67 in 2004 and $88 in 2003)	3,794	3,128
Other receivables	789	681
Deferred income taxes	39	46
Inventories - Aluminum operating segments
- Aluminum	974	943
- Raw materials	429	398
- Other supplies	356	353
	1,759	1,694
- Packaging operating segment	403	395
- Pechiney	1,505	1,680
	3,667	3,769
Current assets held for sale (note 3)	627	712
Total current assets	9,267	9,114

Deferred charges and other assets	1,618	1,591
Deferred income taxes	849	887
Property, plant and equipment
Cost (excluding Construction work in progress)	21,129	21,882
Construction work in progress	780	645
Accumulated depreciation	(8,734)	(8,216)
	13,175	14,311
Intangible assets (net of accumulated amortization of $99
in 2004 and $86 in 2003)	1,237	1,218
Goodwill	5,360	4,686
Long-term assets held for sale (note 3)	89	141
Total assets	31,595	31,948

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)
	June 30, 2004	December 31, 2003
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	5,156	4,964
Short-term borrowings	869	1,764
Debt maturing within one year	445	341
Deferred income taxes	50	86
Current liabilities of operations held for sale (note 3)	680	436
Total current liabilities	7,200	7,591

Debt not maturing within one year	7,879	7,437
Deferred credits and other liabilities	4,090	4,099
Deferred income taxes	1,271	1,702
Long-term liabilities of operations held for sale (note 3)	317	323
Minority interests	341	519

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,588	6,461
Additional paid-in capital	120	128
Retained earnings	3,598	3,331
Common shares held by a subsidiary	(56)	(56)
Accumulated other comprehensive income	87	253
	10,337	10,117
	10,497	10,277

Commitments and contingencies (note 12)

Total liabilities and shareholders' equity	31,595	31,948

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003
(in millions of US$)

OPERATING ACTIVITIES

Net income (Loss)	331	(92)	437	(119)
Loss (Income) from discontinued operations	(42)	115	(23)	119
Income from continuing operations	289	23	414	-
Adjustments to determine cash from operating activities:
Cumulative effect of accounting change	-	-	-	39
Depreciation and amortization	329	216	669	424
Deferred income taxes	42	40	(4)	74
Equity income, net of dividends	(1)	5	(17)	(2)
Asset impairment provisions	1	9	6	12
Gain on sale of businesses and investments - net	(42)	(51)	(42)	(51)
Stock option compensation	2	2	4	4
Change in operating working capital
Change in receivables	(138)	109	(538)	58
Change in inventories	(11)	(31)	68	(61)
Change in payables and accrued liabilities	21	(46)	247	(30)
Change in deferred charges, other assets,
deferred credits and other liabilities - net	(83)	75	(104)	158
Other - net	48	23	50	21
Cash from operating activities in continuing operations	457	374	753	646

Cash used for operating activities in discontinued operations	(7)	(18)	(17)	(12)

Cash from operating activities	450	356	736	634

FINANCING ACTIVITIES

Proceeds from issuance of new debt	176	500	718	503
Debt repayments	(234)	(259)	(454)	(341)
Short-term borrowings - net	(149)	(76)	(380)	(107)
Common shares issued*	8	3	33	8
Dividends - Alcan shareholders (including preference)	(56)	(50)	(113)	(100)
- Minority interests	(1)	(1)	(3)	(10)
Cash from (used for) financing activities in continuing operations	(256)	117	(199)	(47)

Cash from (used for) financing activities in discontinued
operations	(31)	19	(27)	17

Cash from (used for) financing activities	(287)	136	(226)	(30)

*  Excludes the non-cash impact of common shares issued in exchange for Pechiney Securities.  See note 14 - Sales and Acquisitions of Businesses.

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(274)	(200)	(538)	(317)
Business acquisitions and purchase of investments	(86)	(313)	(423)	(318)
Net proceeds from disposal of business, investments and other
assets	22	46	36	53
Cash used for investment activities in continuing operations	(338)	(467)	(925)	(582)

Cash from (used for) investment activities in discontinued
operations	21	(2)	16	(6)

Cash used for investment activities	(317)	(469)	(909)	(588)

Effect of exchange rate changes on cash and time deposits	(2)	3	(28)	4
Increase (Decrease) in cash and time deposits	(156)	26	(427)	20

Cash and time deposits - beginning of period	507	92	778	98
Cash and time deposits - end of period in continuing operations	351	118	351	118
Cash and time deposits - end of period in discontinued operations	-	-	-	-
Cash and time deposits - end of period	351	118	351	118

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

(in millions of US$, except per share amounts)

1.         ACCOUNTING POLICIES

Basis of Presentation

Alcan had historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to United States (U.S.) GAAP.  On January 1, 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements and restated historical consolidated financial data, as described and presented in the Form 8-K filed on June 14, 2004 (Form 8-K).

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements as contained in the Form 8-K, except for the recently adopted accounting policies described in note 2 - Accounting Changes below.  The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the Company's Form 8-K.

In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows in accordance with U.S. GAAP, applied on a consistent basis.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year.

Pechiney - Basis of Presentation

On December 15, 2003, Alcan acquired Pechiney.  Pechiney refers to Pechiney, a French société anonyme, and where applicable, its consolidated subsidiaries.  The interim consolidated financial statements as at and for the quarter and six months ended June 30, 2004 include the operations of Pechiney.  The financial statements as at December 31, 2003 include only the balance sheet of Pechiney.  The interim consolidated financial statements for the quarter and six months ended June 30, 2003 do not include the operations of Pechiney.

2.         ACCOUNTING CHANGES

Asset Retirement Obligations

On January 1, 2003, the Company retroactively adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  Under SFAS No. 143, the Company recognized additional liabilities, at fair value, of approximately $107 as at January 1, 2003, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows.  The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized.  These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries and the disposal of certain of its spent potlining associated with smelter facilities.  An after-tax charge of $39 for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation.

2.         ACCOUNTING CHANGES (cont'd)

Stock Options and Other Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Under the retroactive restatement method selected by the Company as described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost recognized in the statement of income for the quarter and six months ended June 30, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  All prior periods presented have been restated to reflect compensation cost as if the fair value method had been applied from the original effective date of SFAS No. 123.

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase in stock-based compensation expense of $2 and $4 for the quarter and six months ended June 30, 2004 respectively (2003: $2 and $4).  The impact as at June 30, 2004 was an increase in additional paid-in capital of $46 ($48 as at December 31, 2003), an increase in common shares of $41 ($35 as at December 31, 2003), and a decrease in retained earnings of $87 ($83 as at December 31, 2003).  The earnings per common share impact of this restatement is nil for the quarter and a reduction of $0.01 per share for the six months ended June 30, 2004 (2003: nil and $0.01).

3.         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations, as the businesses are not part of its core operations. These businesses are classified as held for sale and are included in discontinued operations. In the fourth quarter of 2003, the Company recorded the sale of Fibrenyle, one of the non-strategic Packaging operations in the U.K., for proceeds of $29.  In the second quarter of 2004, the Company recorded the sale of the Boxal Group and Suner Cartons, for proceeds of $6 and $19, respectively. The Boxal Group comprises three manufacturing facilities in France, the Netherlands and Switzerland as well as a sales office in Germany.  Suner Cartons comprises a facility in Spain.

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

In the second quarter of 2004, the Company classified in discontinued operations its copper, ores and concentrates trading businesses previously reported in Pechiney World Trade.  The Company is pursuing potential purchasers and expects the sale of these businesses to be completed by the end of 2004.

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

An impairment charge of nil and $5 for the quarter and six months ended June 30, 2004, respectively (2003: $133 and $134), was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

3.         DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

Selected financial information for the businesses included in discontinued operations is reported below:

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Sales	346	92	702	182

Income (Loss) from operations	18	(8)	-	(11)
Gain on disposal - net	27	-	27	-
Asset impairment provisions	-	(133)	(5)	(134)
Pre-tax income (loss)	45	(141)	22	(145)
Income tax recovery (expense)	(3)	26	1	26
Income (Loss) from discontinued operations	42	(115)	23	(119)

            The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	June 30, 2004	December 31, 2003
Current assets held for sale:
Trade receivables	166	193
Other receivables	134	159
Deferred income taxes	5	7
Inventories	322	353
	627	712
Long-term assets held for sale:
Deferred charges and other assets	2	2
Deferred income taxes	66	70
Property, plant and equipment, net	21	47
Goodwill, net	-	22
	89	141
Current liabilities of operations held for sale:
Payables and accrued liabilities	670	435
Short-term borrowings	10	1
	680	436
Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	315	315
Deferred income taxes	2	8
	317	323

4.         EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period.  The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003
Numerator:
Income from continuing operations	289	23	414	39
Less: dividends on preference shares	(1)	(1)	(3)	(3)
Income from continuing operations attributable to
common shareholders	288	22	411	36

Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	368	322	368	322
Effect of dilutive stock options	1	-	1	-
Adjusted weighted average of outstanding shares - diluted	369	322	369	322
Earnings per common share - basic and diluted	0.78	0.07	1.12	0.11

In the second quarter and six months of 2004, options to purchase 1,016,500 and 1,000,000 common shares, respectively (2003: 6,242,883 and 6,222,883) at a weighted average grant price of CAN$60.96 and CAN$61.03 per share, respectively (2003: CAN$49.14 and CAN$49.16) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at June 30, 2004, there were 368,225,632 (2003: 321,739,502) common shares outstanding.

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

5.        RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

	Severance Costs	Asset Impairment Provisions	Other	Total

2001
Charges	111	268	28	407
Cash payments - net	(6)	-	(7)	(13)
Non-cash charges	-	(268)	-	(268)
Provision balance as at December 31	105	-	21	126

2002
Charges	35	17	30	82
Cash payments - net	(63)	-	-	(63)
Non-cash charges	(6)	(17)	(9)	(32)
Provision balance as at December 31	71	-	42	113

2003
Charges (recoveries)	(3)	-	(26)	(29)
Cash payments - net	(45)	-	(26)	(71)
Non-cash charges	-	-	33	33
Provision balance as at December 31	23	-	23	46

Six months, 2004
Charges (recoveries)	-	-	(6)	(6)
Cash payments - net	(10)	-	(8)	(18)
Non-cash charges	-	-	7	7
Provision balance as at June 30	13	-	16	29

The remaining provision of $29 as at June 30, 2004 related principally to employee severance costs and environmental remediation for which payments will be made over an extended period.

2004 Activities

In the second quarter of 2004, the Company recorded charges of $1, pretax, consisting of restructuring and closure costs relating to cable operations in Canada and the United States (Engineered Products).  In the first quarter of 2004, the Company recorded recoveries of $7, pre-tax, consisting primarily of sales of assets related to the closure of facilities at Glasgow, U.K.

2003 Activities

In 2003, Restructuring, impairment and other special charges of $(38), pre-tax were recorded, which included recoveries in restructuring and asset impairment charges of $29 and other special charges of $9.  The $29 (Q1: $(2); Q2: $16; Q3: $(5); Q4: $20) recovery consists of $3 for the reversal of an excess redundancy provision in the U.K. (Rolled Products Europe), a gain of $19 principally for the sale of the Borgofranco power facilities in Italy (Rolled Products Europe), income of $6 on the sale of extrusions operations in Malaysia (Rolled Products Americas and Asia), and a gain of $9 relating to sales of assets in the U.K. ($5: Bauxite and Alumina; $4: Rolled Products Europe), partially offset by other costs of $8 principally in the U.K. (Rolled Products Europe).

5.         RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2003, the Company completed the closure of facilities at Glasgow, U.K., sold its extrusions operations in Malaysia for net proceeds of $2 and decided to retain the recycling operations at the Borgofranco plant in Italy and both cold mills at the light gauge operations in Fairmont, West Virginia.

2002 Activities

In 2002, Restructuring, impairment and other special charges of $63, pre-tax were recorded, which included restructuring and asset impairment charges of $82 and gains in other special charges of $19.  The $82 charge consisted of severance costs of $35 related to workforce reductions of approximately 850 employees, impairment of long-lived assets of $17 and other exit costs related to the shutdown of facilities of $30.  Severance charges of $35 (Q1: nil; Q2: $14; Q3: $5; Q4: $16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite and Alumina), certain cable operations in North America (Engineered Products), extrusions operations in Malaysia and light gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia).  Asset impairment charges of $17 (Q1: nil; Q2: nil; Q3: $13; Q4: $4) related primarily to the Borgofranco plant in Italy (Rolled Products Europe) and the operations in Korea (Rolled Products Americas and Asia).  Other exit costs of $30 (Q1: $5; Q2: nil; Q3: $(4); Q4: $29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusions operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $6 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

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

6.         INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis.  The operating management structure is comprised of seven operating segments.  The seven operating segments are Bauxite and Alumina; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; Packaging; and Segregated Businesses.  The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP).  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  The change in fair market value of derivatives is removed from individual BGP and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products or Packaging groups.  Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

(1)  The operating segments include the Company's proportionate share of joint ventures (including joint ventures accounted for using the equity method) as they are managed within each operating segment; and

(2)  Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

The operating segments are described below.

Bauxite and Alumina

Headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining, alumina refining and the production and sale of specialty aluminas, owning and/or operating 20 deposits, plants, and bauxite mines in ten countries.  This group also comprises the alumina trading businesses previously included in Pechiney World Trade.

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services, technology sales, a ferro alloys business, and trading operations for alumina and aluminum, operating or having interests in 25 smelters in 13 countries.  Alcan has committed to locate in France the operational headquarters of its European primary aluminum business.

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

6.         INFORMATION BY OPERATING SEGMENT (cont'd)

Engineered Products

Headquartered in both Zurich, Switzerland, and Paris, France, this group produces fabricated aluminum products, including wire and cable, components for the mass transportation, automotive, aerospace, building, display, electromechanical and other industrial markets, as well as sales and service centres throughout Europe, operating 80 facilities in 18 countries.  One of these facilities is excluded from the operating segment information as it has been reclassified to discontinued operations and assets held for sale.

Packaging

Headquartered in Paris, this group consists of the Company's worldwide food, pharmaceutical, beauty and tobacco packaging businesses, operating 178 plants in 26 countries.

Integration of Pechiney World Trade

During the second quarter of 2004, the Company ceased to report Pechiney World Trade as a separate operating segment as its operations have been integrated into the Company's remaining operating segments.  The operations have been allocated as follows:

  The alumina trading business has been reclassified to Bauxite and Alumina;

  The aluminum trading business has been reclassified to Primary Metal;

  The sales network has been reclassified to Engineered Products; and

  The coppers, ores and concentrates trading business has been reclassified to discontinued operations and assets held for sale.

Alcan reports trading revenues and costs for aluminum contracts on a net rather than gross basis.  This applies only to those third-party metal sales sourced from third parties.  This accounting treatment reduced sales and cost of goods sold for the quarter and six months ended June 30, 2004 by $196 and $459, respectively.

Segregated Businesses

In connection with the Pechiney acquisition, the Company has assumed certain obligations, imposed by competition law authorities, in relation to certain assets and businesses (the "Segregated Businesses").  The Company's obligations in connection with the Segregated Businesses consist of holding and managing them under a regime that is separate and distinct from that of other assets of the Company.  In order to comply with these imposed obligations, the Company has created a separate operating segment to hold these assets and businesses.  The Segregated Businesses consist of the Neuf-Brisach, Rugles, and Annecy rolling mills and certain packaging operations in the aluminum cartridges businesses.

The Ravenswood rolling mill is also under independent management, but its results are included in discontinued operations, as U.S. competition regulators have required its divestment.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

6.         INFORMATION BY OPERATING SEGMENT (cont'd)
     (unaudited)

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Sales and operating revenues - intersegment
Bauxite and Alumina	415	232	838	433
Primary Metal	914	591	1,749	1,196
Rolled Products Americas and Asia	22	16	39	36
Rolled Products Europe	177	161	337	310
Engineered Products	163	12	303	17
Packaging	2	1	4	2
Segregated Businesses	43	-	85	-
Other	(1,736)	(1,013)	(3,355)	(1,994)
	-	-	-	-
Sales and operating revenues - third parties
Bauxite and Alumina	352	137	727	257
Primary Metal	1,237	618	2,422	1,211
Rolled Products Americas and Asia	1,092	916	2,091	1,775
Rolled Products Europe	737	650	1,469	1,272
Engineered Products	1,026	438	2,023	873
Packaging	1,521	739	3,044	1,341
Segregated Businesses	271	-	522	-
Adjustments for equity-accounted joint ventures	10	(1)	18	6
Other	6	8	14	19
	6,252	3,505	12,330	6,754

6.         INFORMATION BY OPERATING SEGMENT (cont'd)
     (unaudited)

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Business Group Profit (BGP)
Bauxite and Alumina	137	45	231	86
Primary Metal	476	159	870	366
Rolled Products Americas and Asia	103	93	208	174
Rolled Products Europe	70	65	135	119
Engineered Products	73	24	140	48
Packaging	167	90	335	170
Segregated Businesses	18	-	37	-
Adjustments for equity-accounted joint ventures	(52)	(39)	(105)	(70)
Adjustments for mark-to-market of derivatives	(12)	33	(16)	60
BGP Subtotal	980	470	1,835	953

Depreciation and amortization	(329)	(216)	(669)	(424)
Intersegment, corporate offices and other	(137)	(32)	(387)	(109)
Equity income	17	11	33	18
Interest	(87)	(54)	(181)	(101)
Income taxes	(140)	(144)	(191)	(285)
Minority interests	(15)	(12)	(26)	(13)
Income from continuing operations	289	23	414	39

7.         STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Stock Options

As described in note 2 - Accounting Changes, effective January 1, 2004, the Company retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model is used to determine the fair value of the options granted.  For the second quarter and six months ended June 30, 2004, the stock-based compensation expense for options granted was $2 and $4, respectively (2003: $2 and $4).

Other Stock-Based Compensation

For the second quarter and six months ended June 30, 2004, the stock-based compensation expense (income) for arrangements that can be settled in cash was ($5) and ($4), respectively (2003: $3 and $5).

8.         INCOME TAXES

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Current	98	104	195	211
Deferred	42	40	(4)	74
	140	144	191	285

8.         INCOME TAXES (cont'd)

The composite of the applicable statutory corporate income tax rates in Canada is 32% (2003: 39%).   Effective January 1, 2004, the general and manufacturing and processing tax rates in Canada are equivalent.  Prior to 2004, the effect of the reduced tax rate on manufacturing and processing activities in Canada was disclosed as a deduction from the general tax rate.

9.         LONG-TERM DEBT

On April 14, 2004, the Company entered into a long-term, global, five-year multi-currency credit facility with a syndicate of major international banks amounting to $3,000.  The facility is available for general corporate purposes including back-up for commercial paper borrowings.  This facility expires in 2009.

10.       OTHER EXPENSES (INCOME) - NET

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Restructuring costs	27	11	45	14
Asset impairment provisions	2	9	10	12
Gain on disposal of businesses and investment - net	(42)	(51)	(42)	(51)
Derivatives	27	(4)	33	(32)
Interest revenue	(6)	(3)	(8)	(6)
Exchange (gains) losses	(10)	79	(21)	149
Other	57	(21)	39	(30)
	55	20	56	56

11.     SUPPLEMENTARY INFORMATION

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Income Statement
Interest on long-term debt	72	45	146	87
Capitalized interest	(2)	(1)	(4)	(2)
Statement of Cash Flows
Interest paid
Continuing operations	123	74	205	129
Discontinued operations	2	1	3	1
Income taxes paid (refunded)
Continuing operations	149	92	307	121
Discontinued operations	(8)	(2)	(8)	(1)

11.        SUPPLEMENTARY INFORMATION (cont'd)

	June 30,	December 31,
	2004	2003

Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,537	2,486
Accrued liabilities	2,619	2,478

12.       COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party.  The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration.  In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100, with mitigation and subrogation rights. BC Hydro assigned its rights to receive the power to BC Hydro's affiliate, Powerex Corporation (Powerex).  On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Powerex alleged that the power supply contract with EPMI was terminated and that Powerex was owed a termination payment of more than $100.  On March 22, 2002, Alcan received a demand for payment in the amount of $100 from Powerex.  On January 17, 2003, an arbitrator's decision confirmed Powerex's claim for $100.  In early 2003, Alcan commenced legal proceedings in the U.S. Federal District Court (Oregon) seeking judicial review of the arbitration award.  Powerex also commenced a proceeding in the British Columbia Supreme Court to recognize and enforce the arbitration award.  On July 10, 2003, the B.C. Supreme Court stayed the British Columbia proceedings until the U.S. Federal Court had decided the various matters before it.  On September 18, 2003, a Magistrate Judge of the U.S. Federal Court issued his recommendations.  The Magistrate Judge recommended that the Company's motion for judicial review of the arbitration award be denied.   On September 29, 2003, the Company filed an objection with the U.S. Federal Court objecting to the recommendations of the Magistrate Judge and Powerex shortly thereafter filed a reply to the objection. On December 11, 2003, the U.S. Federal Court adopted the findings and recommendations of the Magistrate Judge.  On January 9, 2004, Alcan filed an appeal of that decision with the U.S. Federal Court of Appeal (9th Circuit).  On April 7, 2004, Powerex proceeded with the hearing in the B.C. Supreme Court of its petition to, among other things, recognize and enforce the January 17, 2003 arbitration award.  On June 30, 2004, the B.C. Supreme Court  adjourned the enforcement of the award on the condition that Alcan pay to Powerex's lawyers, in trust, the full amount of the arbitration award, including accrued interest.  Powerex is entitled to use the funds deposited with their lawyers on two conditions.  First, Powerex must repay the funds if Alcan is ultimately successful in the U.S. appeal and second, Powerex must post security, satisfactory to Alcan.  Alcan is appealing this decision.  A provision of $100 pre-tax was recorded in the fourth quarter of 2002.

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

3)   The Company must divest either of the following groups of assets:

(a)  Alcan's 50% interest in AluNorf, held through a joint venture with Norsk Hydro ASA, and its Göttingen and Nachterstedt rolling mills.  In addition, the Company must transfer the research and development capacities related to these assets to the purchaser.  The Latchford recycling facility may also, at the purchaser's option, be included in the divestiture; or

12.        COMMITMENTS AND CONTINGENCIES (cont'd)

(b)  Pechiney's interest in the rolling mill at Neuf-Brisach, the Rugles foil mill and, at the purchaser's option, the Annecy rolling mill. In addition, the Company must transfer the research and development capacities related to these assets to the purchaser.  The Latchford recycling facility may also, at the purchaser's option, be included in the divestiture.

As described in note 16 - Spin-Off of Rolled Products Businesses, the Company's planned spin-off of substantially all of its rolled products businesses would accomplish the requirement for divestiture of the Neuf-Brisach or AluNorf/Göttingen/Nachterstedt rolling facilities.

4)   The Company must also divest either of the following operations:

(a)     Alcan's European activities in relation to aerosol cans and aluminum cartridges; or

(b)     Pechiney's European activities in relation to aerosol cans and aluminum cartridges.

In the second quarter of 2004, the Company sold the Boxal Group which comprises the activities in relation to aerosol cans described in 4(a) above.  The Company  has not determined which group of assets in relation to aluminum cartridges to divest.

The divestitures must be completed within a limited period.

In order to obtain the approval of the Pechiney acquisition by the U.S. Department of Justice (DOJ), the Company entered into a consent decree, on September 29, 2003, with the DOJ pursuant to which the Company has undertaken to divest Pechiney's rolling mill located in Ravenswood, West Virginia, as described in note 3 - Discontinued Operations and Assets Held for Sale.  However, an alternative remedy to the existing order to divest Ravenswood is described in note 16 - Spin-Off of Rolled Products Businesses.

The Company has guaranteed the repayment of approximately $193 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked.  These guarantees relate primarily to customer contracts, employee housing loans and potential environmental remediation at former Alcan sites.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company has environmental contingencies relating to approximately 114 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

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

19

13.      COMPREHENSIVE INCOME

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003

Net income (Loss)	331	(92)	437	(119)
Other comprehensive income
Net change in deferred translation adjustments	(58)	163	(152)	181
Net change in excess of market value over book value
of "available-for-sale" securities	(1)	-	(2)	2
Reclassification to net income on disposal of
"available for-sale" securities	-	(8)	-	(8)
Valuation of derivatives, net of tax of ($2) and $5,
respectively for the quarter and six months ended
June 30, 2004 (2003: ($4) and ($9))
Net change from periodic revaluations	1	14	(16)	27
Net amount reclassified to income	2	(5)	6	(5)
Net change in minimum pension liability, net of tax of
($1) and $1, respectively for the quarter and six
months ended June 30, 2004 (2003: nil)	1	-	(2)	-
Comprehensive income	276	72	271	78

	June 30, 2004	December 31, 2003

Accumulated other comprehensive income
Unrealized loss on derivatives	(22)	(12)
Deferred translation adjustments	457	609
Minimum pension liability	(352)	(350)
Unrealized gain on "available-for-sale" securities	4	6
Accumulated other comprehensive income	87	253

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

The withdrawal offer of Alcan, made in accordance with French securities regulations, as a required step to acquire all remaining Pechiney equity securities, was opened from January 23 to February 5, 2004.  It was followed on February 6, 2004, by a compulsory acquisition by which Alcan became the owner of the remaining Pechiney equity securities it did not already own.  On January 23, 2004, Alcan paid $109, which was accounted

14.       SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

for in the first quarter of 2004, representing the aggregate consideration for the withdrawal offer and compulsory acquisition (without taking into account the Pechiney shares that resulted from exercise of Pechiney options between January 23 and February 5, 2004), for distribution in accordance with the provisions of French securities regulations.  On February 6, 2004, the Company paid $7, which was accounted for in the first quarter of 2004, in order to complete the acquisition of the Pechiney shares that were issued between January 23 and February 5, 2004, upon the exercise of Pechiney options.  On February 6, 2004, Pechiney became a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the purchase method.  The balance sheet of Pechiney is included in the consolidated financial statements as at December 31, 2003, and the results of operations of Pechiney are included in the consolidated financial statements beginning January 1, 2004.  Given the magnitude of the acquisition of Pechiney and due to the fact that the transaction was completed at the end of 2003, a tentative purchase price allocation has been performed and, as permitted by accounting standards, the final valuation will be completed in 2004.  The Company is in the process of completing its valuations of certain assets and liabilities.  Accordingly, the fair value of assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements.  The significant elements for which the fair values could be modified include property, plant and equipment, intangible assets, goodwill, deferred income taxes, deferred charges and other assets, and deferred credits and other liabilities.  During the first six months of 2004, the Company revised the fair value of net assets acquired in its on-going process of completing the valuations of certain assets and liabilities.  The revisions resulted in an increase in the fair value of net assets acquired of $288, including an increase in goodwill of $695.

The divestitures required for regulatory reasons as a result of the Pechiney acquisition are described in note 12 - Commitments and Contingencies.

Fair value of net assets acquired

Trade receivables	1,678
Other receivables	106
Deferred income taxes - current	46
Inventories	1,691
Current assets held for sale	611
Deferred charges and other assets	159
Deferred income taxes - non-current	736
Property, plant and equipment	3,441
Intangible assets	735
Goodwill	2,978
Long-term assets held for sale	82
Total assets	12,263

Payables and accrued liabilities	2,111
Deferred income taxes - current	96
Short-term borrowings	849
Debt maturing within one year	200
Current liabilities of operations held for sale	377
Debt not maturing within one year	1,004
Deferred credits and other liabilities	1,519
Deferred income taxes - non-current	283
Long-term liabilities of operations held for sale	314
Minority interests	147
Fair value of net assets acquired - net of cash and time deposits acquired	5,363

14.       SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

The $2,978 of goodwill has not yet been allocated to operating segments.  The goodwill is not expected to be deductible for tax purposes.

June 30,
Total Acquisition Cost	2004
Issuance of common shares on December 15, 2003 (40,995,195* common
shares without nominal or par value; average market value of $39.63 per share)	1,625
Issuance of common shares on January 15, 2004 (1,390,406** common shares
without nominal or par value; average market value of $39.63 per share)	55
Cash paid in 2003 of $3,544 net of cash and time deposits acquired of $335	3,209
Additional consideration for initial offer, re-offer and compulsory acquisition paid
in 2004	318
Cost of Pechiney options	80
Transaction costs	79
Other	(3)
Total acquisition cost - net of cash and time deposits acquired	5,363

* Represents the issuance of 42,413,105 common shares net of 1,417,910 common shares held by Pechiney
** Represents the issuance of 2,082,075 common shares net of 691,669 common shares held by Pechiney

Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd

On March 10, 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement with the Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd.  Under the agreement, Alcan will invest approximately $150, of which $61 was invested as at the end of June 2004, for a 50% participation and for a secure power supply in an existing 150-kilotonne modern pre-bake smelter located in the Ningxia autonomous region, in the Peoples' Republic of China.  The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter.  The joint venture also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250-kt potline, already under construction.

Aluminium & Chemie Rotterdam B.V.

In the second quarter of 2004, the Company recorded in Other expenses (income) - net a gain of $42 due to the dilution of its ownership interest in Aluminium & Chemie Rotterdam B.V. (Primary Metal).

Coega Smelter Project

On June 29, 2004, the Company announced that Alcan officials and a South African delegation are continuing to examine the best value-creating alternatives offered by the aluminum smelter project originally proposed by Pechiney in Coega, South Africa.  As part of this review, the technology to be employed will be selected among the leading Pechiney AP30/AP50 smelting systems.  Depending on the chosen configuration, the Coega smelter project could produce up to 660 kilotonnes of aluminum per annum.  Construction could start as early as the end of 2005 with the first metal produced in 2008.  The proposed site is located on the coast of South Africa in the Coega Industrial Zone.

Oman Oil Company and Abu Dhabi Water and Electricity Authority

On June 30, 2004, the Company announced the signing of a Memorandum of Understanding with Oman Oil Company (OOC) and with the Abu Dhabi Water and Electricity Authority (ADWEA) for a 20 percent equity interest in the development of a proposed 330-kilotonne per annum aluminum smelter project in Sohar, Oman.

The Company has the option of acquiring up to 60 percent of a planned second potline for an additional 330 kilotonnes per annum of aluminum.  The agreement provides that the Company would license its Pechiney AP30 smelter technology and take a leading role in the construction and operation of the smelter.  Subject to successful completion of the project agreements and financing arrangements, construction is expected to commence in the second half of 2005 and result in the first metal production by the end of 2007.

15.       POST-RETIREMENT BENEFITS

Alcan and its subsidiaries have established pension plans in the principal countries where they operate, generally open to all employees. Most plans provide pension benefits that are based on the employee's service and highest average eligible compensation before retirement.  Pension benefits are periodically adjusted for cost of living increases, either by Company practice, collective agreement or statutory requirement.  Plan assets consist primarily of publicly-traded stocks and high-rated debt securities.

Components of Net Periodic Benefit Cost

	Pension benefits				Other Benefits
	Second Quarter		Six Months		Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	47	33	95	66	4	1	8	2
Interest cost on benefit obligation	135	110	272	216	15	4	30	8
Expected return on plan assets	(127)	(108)	(256)	(212)	-	-	-	-
Amortization:
Actuarial loss	16	22	33	42	-	-	-	-
Prior service cost	17	17	35	33	-	-	-	-
Curtailment/settlement gains	(23)	-	(23)	-	-	-	-	-
Total net periodic benefit costs	65	74	156	145	19	5	38	10

The expected long-term rate of return on plan assets is 7% in 2004.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $172 to its funded pension plans in 2004.  The contributions are expected to be fully comprised of cash. As of June 30, 2004, $92 has been contributed, and the Company expects to contribute an additional $92 over the remainder of the year. The Company expects to pay in 2004 $65 of unfunded pension benefits and lump sum indemnities from operating cash flows.

16.       SPIN-OFF OF ROLLED PRODUCTS BUSINESSES

The Company announced on May 18, 2004 its intention to pursue a spin-off to its shareholders of substantially all of the rolled products businesses held by the Company prior to its acquisition of Pechiney.  The proposed distribution will create the world's largest aluminum rolled products company.  The plan is for the new company to be domiciled in Canada with its executive office in the United States.  Applications are planned to list the shares of the new company on the New York and Toronto stock exchanges.

The on-going Alcan, with its global headquarters and executive offices in Montreal, Canada, would continue to have a position in bauxite and alumina, aluminum production, an engineered products business, as well as a flexible and specialty packaging business.  Following the separation, the Company would have annual pro forma revenues of approximately $20 billion.

The intended spin-off will be in the form of a pro-rata distribution to Alcan's existing shareholders of common stock of the new company.  The Company will determine the respective capital structures of the two companies at the time of the spin-off according to the Company's view of their respective financial requirements and opportunities.  It is intended that Alcan would retain its current dividend policy, and that the new company would have its own dividend policy in place at the time of the transaction.

The transaction is contingent upon a number of conditions including the receipt of required regulatory approvals, definitive approval by the Company's Board of Directors, and Alcan shareholder approval.  Assuming these conditions are met, the Company expects to complete the transaction before year-end.

16.       SPIN-OFF OF ROLLED PRODUCTS BUSINESSES (cont'd)

On May 26, 2004, the Company announced that the planned strategic spin-off of substantially all of its rolled products businesses will have the collateral benefit of achieving the separation of competing businesses that Alcan agreed to last year in order to obtain necessary antitrust approvals for its acquisition of Pechiney.  The spin-off would accomplish the Company's requirement to divest either of the Neuf-Brisach rolling facilities or the AluNorf/Göttingen/Nachterstedt rolling facilities.  The Company and the European Commission held detailed discussions concerning the terms of and rationale for the proposed transaction and the asset composition of the entity to be spun-off.  As part of its planning for the proposed spin-off, the Company has taken into account the comments received from the European Commission.

On May 26, 2004, the Company and the U.S. Department of Justice (DOJ) executed and filed with the United States District Court in Washington, D.C. an Amended Final Judgement.  The amendment recognizes that the Company's proposed spin-off transaction provides an alternative remedy to the existing order to divest Ravenswood.  According to the terms of the amendment, either the sale of Ravenswood or the execution of the proposed spin-off will satisfy the Amended Final Judgement.  The Company has 180 days from the filing of the Amended Judgement to complete either the divestiture or the spin-off.  The DOJ may extend the period by up to 60 days.  The Company also agreed to continue operating the Ravenswood business separately.

17.        DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

Significant differences between United States and Canadian GAAP are described below.

      (A)    Derivatives

Beginning in 2001, the Company was required to adopt, for U.S. GAAP purposes, SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. These standards require that all derivatives be recorded in the financial statements at fair value.  Beginning in 2001, unrealized gains and losses resulting from the valuation at fair value of derivatives not meeting strict hedge accounting criteria are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged.  Upon initial adoption of the SFAS Nos. 133 and 138 in 2001, the cumulative effect of the accounting change resulted in a decrease in net income of $12.

Beginning January 1, 2004, with the adoption of Canadian Institute of Chartered Accountants (CICA) guideline AcG-13, Hedging Relationships, unrealized gains and losses resulting from the valuation at fair value of derivatives not meeting strict hedge accounting criteria are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. Upon initial adoption of CICA accounting guideline 13, the effect of the accounting change resulted in an increase in Deferred charges and other assets of $5 and an increase in Deferred credits and other liabilities of $5. Under Canadian GAAP, the recognition of embedded derivatives is not permitted.

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

17.        DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

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

(E) Asset Retirement Obligations

Under U.S. GAAP, the Company retroactively adopted on January 1, 2003 the SFAS No. 143, Accounting for Asset Retirement Obligations, as described in note 2 - Accounting Changes, and the cumulative effect of the accounting change was charged to income.  Under Canadian GAAP, the standard was retroactively adopted on January 1, 2004, however the cumulative effect of the accounting change was recognized as a charge to retained earnings at January 1, 2001.

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

(H) Joint Ventures

Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method. A joint venture is an entity owned and operated by a small group of businesses as a separate and specific business or project for the mutual benefit of the members of the group. Parties to a joint venture are bound by a contractual arrangement, which establishes that they have joint control over the joint venture, regardless of the difference that may exist in their ownership interest. The different accounting treatment affects the display and classification of financial statement items and not net income or shareholders' equity.

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

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Recently Adopted Accounting Standards

Asset Retirement Obligations

On January 1, 2004, the Company retroactively adopted the new standard of the CICA, Section 3110, Asset Retirement Obligations.  The impact of adopting this standard decreased retained earnings at January 1, 2003 by $39 and increased net income for the six months ended June 30, 2003 by $39.

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

Stock-Based Compensation and Other Stock-Based Payments

On January 1, 2004, the Company retroactively adopted the provisions of the amendment to Section 3870, Stock-Based Compensation and Other Stock-Based Payments.  The amendment requires the recognition of an expense computed using the fair value method of accounting for all stock options and payments at grant date. The adoption of this amendment has the same impact as the adoption of the fair value method of accounting for stock-based compensation under U.S. GAAP.  See note 2 - Accounting Changes - Stock Options and Other Stock-Based Compensation.

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

26

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Periods ended June 30	Second Quarter, 2004				Second Quarter, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Statement of Income
Sales and operating revenues	6,252	(h)	(10)	6,242	3,505	(h)	(17)	3,488
Cost and expenses
Cost of sales and operating expenses	4,922	(a)	(8)	4,868	2,838	(h)	(55)	2,783
		(h)	(46)
Depreciation and amortization	329	(g)	1	350	216	(h)	18	234
		(h)	20
Selling, administrative and general
expenses	374	(h)	1	375	177	(h)	1	178
Research and development expenses	58		-	58	32		-	32
Interest	87	(h)	1	88	54	(h)	2	56
Other expenses (income) - net	55	(a)	1	58	20	(a)	12	32
		(h)	2			(b)	1
						(h)	(1)
	5,825		(28)	5,797	3,337		(5)	3,332
Income from continuing operations before
income taxes and other items	427		18	445	168		5	173
Income taxes	140	(a)	4	148	144	(a)	(2)	149
		(g)	(1)			(h)	7
		(h)	5
Income from continuing operations
before other items	287		10	297	24		-	24
Equity income	17	(h)	(7)	10	11	(h)	(11)	-
Minority interests	(15)		-	(15)	(12)		-	(12)
Income from continuing operations	289		3	292	23		(11)	12
Income (Loss) from discontinued operations	42		-	42	(115)		-	(115)
Net income (Loss)	331		3	334	(92)		(11)	(103)
Dividends on preference shares	1		-	1	1		-	1
Net income (Loss) attributable to
common shareholders	330		3	333	(93)		(11)	(104)

(a)     Derivatives
(b)     Currency translation
(c)     Investments
(d)     Minimum pension liability
(e)     Asset retirement obligations
(f)      Deferred translation adjustments
(g)     Acquired in-process research and development
(h)     Joint ventures

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Periods ended June 30	Six Months, 2004				Six Months, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Statement of Income
Sales and operating revenues	12,330	(h)	(18)	12,312	6,754	(h)	(6)	6,748
Cost and expenses
Cost of sales and operating expenses	9,925	(a)	(15)	9,802	5,452	(h)	(75)	5,377
		(h)	(108)
Depreciation and amortization	669	(g)	2	717	424	(h)	36	460
		(h)	46
Selling, administrative and general
expenses	782	(h)	2	784	341	(h)	1	342
Research and development expenses	119		-	119	61		-	61
Interest	181	(h)	4	185	101	(h)	3	104
Other expenses (income) - net	56	(a)	(2)	56	56	(a)	28	83
		(h)	2			(b)	1
						(h)	(2)
	11,732		(69)	11,663	6,435		(8)	6,427
Income from continuing operations before
income taxes and other items	598		51	649	319		2	321
Income taxes	191	(a)	4	208	285	(a)	(8)	287
		(g)	(1)			(h)	10
		(h)	14
Income from continuing operations
before other items	407		34	441	34		-	34
Equity income (Loss)	33	(h)	(22)	11	18	(h)	(21)	(3)
Minority interests	(26)		-	(26)	(13)		-	(13)
Income from continuing operations	414		12	426	39		(21)	18
Income (Loss) from discontinued operations	23		-	23	(119)		-	(119)
Income (Loss) before cumulative effect of
accounting change	437		12	449	(80)		(21)	(101)
Cumulative effect of accounting change,
net of income tax	-		-	-	(39)	(e)	39	-
Net income (Loss)	437		12	449	(119)		18	(101)
Dividends on preference shares	3		-	3	3		-	3
Net income (Loss) attributable to
common shareholders	434		12	446	(122)		18	(104)

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Earnings Per Share - Canadian GAAP

	Second Quarter		Six Months
Periods ended June 30	2004	2003	2004	2003
Earnings (Loss) Per Share
Basic and diluted:
Income from continuing operations	0.79	0.04	1.15	0.05
Income (Loss) from discontinued operations	0.11	(0.36)	0.06	(0.37)
Net income (Loss) per common share - basic and diluted	0.90	(0.32)	1.21	(0.32)

Consolidated Statement of Retained Earnings - Canadian GAAP

Periods ended June 30	2004	2003

Retained earnings - beginning of period	3,350	3,435

Net income	449	(101)

Dividends
Common	(167)	(145)
Preference	(3)	(3)
Retained earnings - end of period	3,629	3,186

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	June 30, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Balance Sheet
Current assets
Cash and time deposits	351	(h)	16	367	778	(h)	26	804
Trade receivables	3,794	(h)	(102)	3,692	3,128	(h)	(31)	3,097
Other receivables	789	(a)	27	883	681	(a)	(50)	685
		(h)	67			(h)	54
Deferred income taxes	39	(a)	(1)	38	46		-	46
Inventories - Aluminum operating segments
- Aluminum	974	(h)	16	990	943	(a)	2	954
						(h)	9
- Raw Materials	429	(h)	62	491	398	(h)	25	423
- Other Supplies	356	(h)	50	406	353	(h)	44	397
	1,759		128	1,887	1,694		80	1,774
- Packaging operating segment	403		-	403	395		-	395
- Pechiney	1,505	(h)	40	1,545	1,680	(h)	40	1,720
	3,667		168	3,835	3,769		120	3,889
Current assets held for sale	627		-	627	712		-	712
Total current assets	9,267		175	9,442	9,114		119	9,233
Deferred charges and other assets	1,618	(a)	26	908	1,591	(a)	5	926
		(c)	(4)			(c)	(6)
		(h)	(732)			(h)	(664)
Deferred income taxes	849	(a)	(2)	848	887		-	887
		(h)	1
Property, plant and equipment
Cost (excluding Construction work in
progress)	21,129	(h)	1,810	22,939	21,882	(h)	1,711	23,593
Construction work in progress	780	(h)	22	802	645	(h)	26	671
Accumulated depreciation	(8,734)	(h)	(928)	(9,662)	(8,216)	(h)	(906)	(9,122)
	13,175		904	14,079	14,311		831	15,142
Intangible assets, net of accumulated
amortization	1,237	(a)	4	1,077	1,218	(d)	(224)	1,058
		(d)	(224)			(g)	50
		(g)	48			(h)	14
		(h)	12
Goodwill	5,360	(h)	173	5,533	4,686	(h)	174	4,860
Long-term assets for sale	89		-	89	141		-	141
Total assets	31,595		381	31,976	31,948		299	32,247

17.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	June 30, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Current liabilities
Payables and accrued liabilities	5,156	(a)	(33)	5,212	4,964	(a)	(111)	4,986
		(h)	89			(h)	133
Short term borrowings	869	(h)	8	877	1,764	(h)	41	1,805
Debt maturing within one year	445	(h)	34	479	341	(h)	16	357
Deferred income taxes	50	(h)	28	78	86		-	86
Current liabilities of operations held for sale	680		-	680	436		-	436
Total current liabilities	7,200		126	7,326	7,591		79	7,670
Debt not maturing within one year	7,879	(h)	173	8,052	7,437	(h)	168	7,605
Deferred credits and other liabilities	4,090	(a)	10	3,450	4,099	(a)	17	3,450
		(d)	(732)			(d)	(730)
		(h)	82			(h)	64
Deferred income taxes	1,271	(a)	28	1,566	1,702	(a)	27	2,002
		(d)	156			(d)	156
		(g)	18			(g)	18
		(h)	93			(h)	99
Long-term liabilities of operations held
for sale	317		-	317	323		-	323
Minority interests	341		-	341	519		-	519

Shareholders' equity
Redeemable non-retractable
preference shares	160		-	160	160		-	160
Common shareholder's equity:
Common shares	6,588		-	6,588	6,461		-	6,461
Additional paid-in capital	120		-	120	128		-	128
Retained earnings	3,598	(a)	56	3,629	3,331	(a)	42	3,350
		(b)	(55)			(b)	(55)
		(g)	30			(g)	32
Common shares held by a subsidiary	(56)		-	(56)	(56)		-	(56)
Deferred translation adjustment	-	(a)	(29)	483	-	(a)	(29)	635
		(b)	55			(b)	55
		(f)	457			(f)	609
Accumulated other comprehensive
income	87	(a)	22	-	253	(a)	12	-
		(c)	(4)			(c)	(6)
		(d)	352			(d)	350
		(f)	(457)			(f)	(609)
	10,337		427	10,764	10,117		401	10,518
	10,497		427	10,924	10,277		401	10,678
Total liabilities and shareholder's equity	31,595		381	31,976	31,948		299	32,247

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per share amounts, aluminum prices and as otherwise indicated)

Overview

The Company reported second quarter income from continuing operations of $289 or $0.78 per common share, up from $23 or $0.07 per common share a year earlier.  The year-on-year increase reflects benefits from higher prices, improved volumes, contributions from acquisitions and foreign currency balance sheet translation which were partially offset by Other Specified Items mark-to-market losses on derivatives of $0.08 per common share and integration expenses of $0.04 per common share.  Compared to the first quarter of 2004, income from continuing operations increased by $164 reflecting higher London Metal Exchange (LME) prices, improved business conditions,  normal seasonal volume increases. foreign currency balance sheet translation and Other Specified Items.

Income from continuing operations for the second quarter of 2004 included a non-cash, after-tax gain of $63  ($0.17 per common share), for the effects of foreign currency balance sheet translation, compared to an after-tax loss of $156 ($0.48 per common share) in the year-ago quarter and an after-tax gain of $9 ($0.03 per common share) in the prior quarter.  Also included in net income from continuing operations for the second quarter was a net after-tax charge of $8 ($0.02 per common share) for Other Specified Items (OSIs) versus a net after-tax gain of $26 ($0.08 per common share) in the corresponding period of 2003 and an after-tax charge of $64 ($0.18 per common share) in the first quarter of 2004.

The terms "foreign currency balance sheet translation" and "Other Specified Items" are defined under "Definitions" at the end of Management's Discussion and Analysis.

	Second Quarter		First Quarter
(US$ millions, except where indicated)	2004	2003	2004
Sales & operating revenues	6,252	3,505	6,078
Shipments (thousands of tonnes)
Ingot products*	586	379	565
Rolled products	666	530	645
Conversion of customer-owned metal	106	99	100
Aluminum used in engineered products & packaging	177	141	160
Total aluminum volume	1,535	1,149	1,470
Ingot product realizations (US$ per tonne)	1,862	1,599	1,783
Average London Metal Exchange 3-month price
(US$ per tonne)	1,686	1,379	1,666
Included in income from continuing operations are:
Foreign currency balance sheet translation	63	(156)	9
Other Specified Items	(8)	26	(64)
Income from continuing operations	289	23	125
Income (Loss) from discontinued operations	42	(115)	(19)
Net income (loss)	331	(92)	106

Earnings per common share (US$ per share)
Income from continuing operations	0.78	0.07	0.34
Net income (Loss)	0.89	(0.29)	0.29
Average number of common shares outstanding (millions)	368.1	321.7	367.1
* Includes primary and secondary ingot and scrap
Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

The modest strengthening of the U.S. dollar in the second quarter of 2004, principally against the Canadian dollar, resulted in the Company recording after-tax translation gains of $63 as compared to after-tax losses of $156 in the year-ago quarter.  The strengthening of the U.S. dollar, mainly against the Canadian dollar, also contributed to favourable foreign currency balance sheet translation effects of $9 in the first quarter of 2004.  Although these effects are primarily non-cash in nature, they can have a significant impact on the Company's net income.

Other Specified Items in the second quarter produced a net after-tax charge of $8 versus a net after-tax gain of $26 a year ago.  OSIs in the second quarter of 2004 included a deferred tax charge of $46 related to a restructuring of Pechiney's subsidiaries, a gain of $42 resulting from a dilution in the Company's interest in an anode-producing joint venture in the Netherlands, $8 of costs incurred to achieve synergy benefits related to the Pechiney and FlexPac acquisitions, and a gain related to changes in a pension program in Brazil (included in Other in the table below).  In the second quarter of 2003, OSIs comprised mainly after-tax gains of $41 on the sale of non-core assets, partially offset by $10 of after-tax charges for plant closures.  OSIs in the first quarter of 2004 included one-time purchase accounting adjustments of $56 related to Pechiney inventory revaluation, $8 of costs incurred to realize synergy benefits in relation to the Pechiney and FlexPac acquisitions, restructuring charges of $5 for various operations in North America, a gain of $5 on the sale of assets in the U.K. and favourable tax adjustments of $3 related to the settlement of a tax issue in Germany.  Other Specified Items are detailed in the table below.

	Second Quarter		First Quarter
(US$ millions, except where indicated)	2004	2003	2004
Other Specified Items
Synergy costs	(8)	-	(8)
Restructuring charges	(5)	(10)	(5)
Asset impairment	(1)	-	-
Gain from non-routine sales of assets, businesses
and investments	42	41	5
Tax adjustments	(46)	(2)	3
Legal and environmental provisions	(1)	-	-
Pechiney financing-related loss	-	-	(2)
Purchase accounting adjustments related to inventory
and in-process research and development	-	-	(56)
Other	11	(3)	(1)
Other Specified Items	(8)	26	(64)
Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

Continuing Operations

Sales and operating revenues were $6.3 billion in the second quarter, up $2.7 billion from a year earlier.  Of the increase, approximately $2.5 billion was the result of acquisitions, primarily Pechiney, with the remainder reflecting higher prices, improved volumes and the stronger euro.  Revenues were higher than in the first quarter of 2004 due to higher aluminum prices and seasonally stronger volumes.

Total aluminum volume, at 1,535 thousand tonnes (kt), was up 386 kt from a year earlier and 65 kt from the preceding quarter.  The year-over-year increase largely reflects the acquisition of Pechiney, while the quarter-over-quarter increase largely reflects normal seasonal volume patterns.

Ingot product realizations, at $1,862 per tonne, were $263 per tonne higher than in the year-ago quarter and $79 per tonne higher than in the first quarter, reflecting a tighter balance between supply and demand for primary aluminum.  As a result of these conditions, LME prices as well as local market premia have improved.

Included in the results for the second quarter were pre-tax expenses of $20 associated with the integration of Pechiney.  Year to date, integration costs total $27.  These expenses do not form part of the costs to realize synergy benefits, but principally reflect those expenses incurred in order to align management and compliance systems.

Results for the second quarter included a pre-tax loss of $27 arising from the marking to market of derivatives compared to a pre-tax gain of $25 in the year-ago quarter.  Also included in the second quarter were stock option expenses of $2, unchanged from the year-ago quarter.

For the quarter, the average number of common shares outstanding was 368.1 million compared to 321.7 million in the comparable year-ago quarter and 367.1 million in the first quarter of 2004.  The year-over-year increase reflects the additional shares issued in connection with the Pechiney acquisition.  At June 30, 2004, there were 368.2 million shares outstanding.

Discontinued Operations

Discontinued operations include the results of the Ravenswood rolled products facility in the U.S., non-core copper, ores and concentrates trading activities and certain non-core engineered products operations.  After-tax income from discontinued operations was $42 in the second quarter, which included a gain on sale of packaging operations of $27 and mark-to-market gains on derivatives of $30 mainly related to the trading activities referred to above.  The after-tax loss of $115 a year earlier was mainly related to impairment charges of discontinued operations.  After including the results of discontinued operations, the Company reported net income of $331 ($0.89 per common share) compared to a net loss of $92 ($0.29 per common share) a year earlier.  Net income was $106 ($0.29 per common share) in the first quarter of 2004.

Operating Segment Review

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

The change in fair market value of derivatives has been removed from individual Business Group results and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying Business Group results and is in line with the Company's portfolio approach to risk management.

During the second quarter, Pechiney's trading activities were integrated within Alcan's Business Group structure with the exception of the copper, ores and concentrates business, which is now reported in discontinued operations.

For the second quarter of 2004, total BGP was $980, more than double the level in the comparable year-ago quarter and $125 higher than in the first quarter.

Bauxite and Alumina: The group reported BGP for the second quarter of $137, up $92 from the year-ago quarter.  The increase reflected benefits from the acquisition of Pechiney, higher alumina prices, and balance sheet translation gains resulting from a modest strengthening of the US dollar during the quarter.  These favourable variances were reduced by higher raw material prices and by the unfavourable impact of currency movements on operating costs.  Compared to the first quarter of 2004, BGP increased by $43 mainly due to higher alumina prices and the favourable impact of foreign currency balance sheet translation.  Reduced demand for alumina from China in recent months has resulted in softening spot market prices.  The Company's alumina realizations, however, are expected to remain firm in the third quarter as selling prices under long-term contracts are linked to LME aluminum prices.  Assuming ongoing strength in the Canadian and Australian dollars relative to the US dollar, year-over-year operating cost comparisons will be negatively affected in the third quarter.

	Second Quarter		First Quarter
(US$ millions)	2004	2003	2004
Business Group Profit (BGP)
Bauxite and Alumina	137	45	94
Primary Metal	476	159	394
Rolled Products Americas and Asia	103	93	105
Rolled Products Europe	70	65	65
Engineered Products	73	24	67
Packaging	167	90	168
Segregated Businesses	18	-	19
Equity accounted joint venture eliminations	(52)	(39)	(53)
Change in fair market value of derivatives	(12)	33	(4)
Total BGP	980	470	855

Corporate Items
Intersegment, corporate offices and other	(137)	(32)	(250)
Depreciation & amortization	(329)	(216)	(340)
Interest	(87)	(54)	(94)
Income taxes	(140)	(144)	(51)
Equity income	17	11	16
Minority interests	(15)	(12)	(11)
Income from continuing operations	289	23	125
Prior period information has been restated to reflect the reclassification of certain businesses as discontinued operations and, except for currency derivatives related to the Company's Korean subsidiary, the removal of changes in the fair market value of derivatives from individual Business Group Profits.

Primary Metal: BGP was $476, an increase of $317 from a year earlier.  Higher metal price realizations, contributions from Pechiney operations and balance sheet translation gains were partially offset by the adverse impact of currency movements on operating costs, and costs related to the closure of Söderberg capacity at the Arvida complex in Quebec, which was completed in April.  On a sequential quarter basis, BGP increased by $82 mainly as a result of higher metal price realizations, higher technology and ferro-alloy sales and the favourable impact of foreign currency balance sheet translation.  This was partially offset by additional costs related to the shutdown of capacity at Arvida. Strong demand for value-added ingot products is foreseen to continue in the third quarter. Assuming ongoing strength in the Canadian dollar relative to the US dollar, year-over-year operating cost comparisons will be negatively affected in the third quarter.

Rolled Products Americas and Asia: BGP was $103, up $10 from the year-ago quarter, reflecting record shipments on strengthening market conditions in Asia and North America and market share improvements in South America.  In addition, price spreads between recycled metal and primary aluminum continued to improve, more than offsetting the impact of negative metal price lags.  Compared to the first quarter, BGP was largely unchanged. Benefits of improving market conditions and the normal seasonal pick-up in North American demand were offset by the negative impact of metal price lags.  The acquisition of Pechiney does not materially affect this group.  For the third quarter, volumes are expected to increase marginally in North and South America, but will be seasonally lower in Asia.

Rolled Products Europe: BGP was $70, an increase of $5 over the year-ago quarter.  The improvement mainly reflected positive metal effects, the translation of euro-denominated results into US dollars and the contribution of operations acquired from Pechiney.  While some end markets are slowly recovering in Europe, the strong euro continues to keep margins and volumes under pressure.  In response to the challenging market conditions the group is focused on optimizing its portfolio of products and reducing costs. BGP was $5 higher than in the first quarter.  Since January 2004, the group includes foil-rolling operations that were previously included in the Packaging group, and prior period information has been restated accordingly.  Due to normal summer seasonal effects, volumes are expected to be slightly lower in the third quarter.

Engineered Products: BGP for the second quarter was $73, an increase of $49 over the year-ago quarter.  Two thirds of the increase was due to the acquisition of Pechiney with the remainder coming from higher volumes, mix improvements and contributions from the Baltek and Gator-Cor acquisitions.  BGP was $6 higher than in the first quarter of 2004 reflecting benefits from the acceleration of the Richmond composite plant closure, further volume improvements in composites and service centres and continuing good performances from the other engineered products businesses.  In the third quarter, volumes are expected to decrease due to normal seasonal effects associated with the European summer vacation period.

Packaging: BGP was $167, up $77 from a year earlier but essentially unchanged from the first quarter.  The significant year-over-year increase was primarily due to the acquisitions of Pechiney and FlexPac, the realization of the associated merger synergies, cost benefits from restructuring programs and the positive impact from foreign currency movements.  Compared with the first quarter, volume growth, cost savings and incremental merger synergies contributed $13.  This improvement was offset mainly by integration costs.  While business conditions are expected to remain mixed, the progressive realization of merger synergies should strengthen results during the remainder of 2004.

Segregated Businesses: These include the BGP of operations identified for potential divestment under the terms of the Pechiney acquisition.  These assets are being held separate and managed by independent trustees.  Operations in this category include the Neuf-Brisach, Rugles and Annecy rolling mills and aluminum cartridges packaging operations.  The Ravenswood rolling mill is also under independent management, but its results are included in discontinued operations as U.S. competition regulators have required its divestment.

Change in fair market value of derivatives:  For the second quarter of 2004, BGP included a loss of $12, with a further loss of $15 included in Intersegment, corporate offices and other.  The Company uses derivatives to hedge specific, underlying exposures which will offset these largely non-cash, mark-to-market losses over time.  Pending the completion of the rolled products spin-off and a review of its ongoing currency exposures, Alcan has elected not to use hedge accounting for most of its currency derivatives.  In the future, the Company will adopt hedge accounting where appropriate, largely eliminating the impact of mark-to-market fluctuations on income.

Reconciliation to Net Income

Intersegment, corporate offices and other include the elimination of profits on intersegment sales of aluminum, corporate head office costs as well as other non-operating items.  The sequential quarter decline mainly reflects the fact that the second quarter included a pre-tax gain of $42 on the dilution of the Alcan's interest in a joint venture, while the first quarter included a pre-tax charge of $84 for purchase accounting adjustments related to Pechiney inventories. The year-over-year increase largely reflects the addition of Pechiney and greater intercompany profit deferrals, mainly due to increased metal prices. The year ago quarter also included a pre-tax gain of $33 on the sale of an investment.

Depreciation and amortization, at $329, was $113 higher than in the year-ago quarter primarily reflecting the impact of the Pechiney acquisition.  Compared with the first quarter of 2004, depreciation and amortization was $11 lower reflecting purchase-accounting adjustments to fixed assets.  Capital spending was 83% of depreciation versus 93% in the year-ago quarter and 78% in the prior quarter.

Interest expense of $87 for the second quarter was higher than in the prior-year quarter reflecting the impact of debt raised to finance the Pechiney transaction together with debt assumed upon acquisition.  Compared to the first quarter of 2004, interest expense was down $7 mainly due to a reduced level of debt throughout the second quarter.

Investments in entities over which Alcan has significant influence but does not control are accounted for using the equity method.  Equity income was $17 in the second quarter compared to $11 a year earlier and $16 in the prior quarter.

The Company's effective tax rate on income from continuing operations was 33% in the second quarter and 32% year to date. The effective tax rate on income from continuing operations was 81% for the year-ago quarter and 86% for the first half of 2003, reflecting the effects of foreign currency balance sheet translation and Other Specified Items. Excluding the effects of foreign currency balance sheet translation and Other Specified Items, the Company's effective tax rate was 29% for the second quarter of 2003 and 32% for the first half of 2003.

Liquidity and Capital Resources

Operating Activities
Cash generated from operating activities in continuing operations was $457 in the second quarter of 2004 as compared to $374 a year earlier.  While the Company's earnings were higher year-over-year, rising metal prices and improving business conditions led to increased working capital.

After dividends of $57 and capital expenditures of $274, free cash flow from continuing operations was $126 for the second quarter of 2004.  Free cash flow from continuing operations was $123 a year earlier.  "Free cash flow" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Financing Activities
"Debt as a percentage of invested capital" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Debt as a percentage of invested capital at June 30, 2004 was 46%, down from 47% at the end of the first quarter of 2004 and up from 32% at the end of the prior-year quarter.  The year-on-year increase in leverage reflects new debt raised and assumed on the Pechiney acquisition in December 2003.

	30 June		31 March	31 December
(US$ millions, unless otherwise noted)	2004	2003	2004	2003
Debt
Short-term borrowings	869	322	1,472	1,764
Debt maturing within one year	445	187	198	341
Debt not maturing within one year	7,879	3,455	7,901	7,437
Debt of operations held for sale	10	1	2	1
Total debt	9,203	3,965	9,573	9,543
Equity
Minority interests	341	195	299	519
Redeemable non-retractable preference
shares	160	160	160	160
Common shareholders' equity	10,337	8,070	10,165	10,117
Total equity	10,838	8,425	10,624	10,796
Total invested capital	20,041	12,390	20,197	20,339
Debt as a percent of invested capital (%)	46%	32%	47%	47%
Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

Investment Activities
Capital expenditures during the second quarter of 2004 were $274 compared to $200 a year earlier. Capital expenditures were higher in the current year's quarter as a result of the inclusion of Pechiney's spending, as well as for expenditures related to the 305 kt/y expansion of the Alouette smelter in Quebec, in which Alcan has a 40% stake.  Capital expenditures for the full year are expected to be below depreciation expense.

Liquidity
The Company has a global, multi-currency, 5-year, $3 billion credit facility with a syndicate of major international banks.  The credit facility is available for general corporate purposes including back-up for commercial paper borrowings.  As of the date of this report, commercial paper borrowings were $2.5 billion and as a result, the unused portion of the credit facility was $500.   As at June 30, 2004, Alcan had an additional $1 billion credit facility which expired in July 2004.   The Company believes that the cash from continuing operations, together with its credit facility, will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company's ability to access global capital markets, considering its investment grade credit rating, should provide any additional liquidity that may be required to meet unforeseen events.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees.  There were no material changes in the Company's contractual obligations in the second quarter of 2004 from the amounts reported in the Form 10-Q for the quarterly period ended March 31, 2004.

Selected Annual Information

Selected unaudited financial data for each of the Company's three most recently completed financial years is as follows:
	31 December
($ millions)	2003	2002	2001

Sales and operating revenues	13,850	12,483	12,545

Income (Loss) from continuing operations	262	421	(60)

Net income (Loss)	64	(348)	(78)

Total assets	31,948	17,761	17,551

Total long-term debt	7,437	3,120	2,801
($ per common share)

Income (Loss) from continuing operations per share - basic and diluted	0.79	1.29	(0.21)

Net income (Loss) per share - basic and diluted	0.18	(1.10)	(0.27)

Dividends per common share	0.60	0.60	0.60
Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:
($ millions)	Q2-04	Q1-04	Q4-03	Q3-03	Q2-03	Q1-03	Q4-02	Q3-02

Sales and operating revenues	6,252	6,078	3,567	3,529	3,505	3,249	3,165	3,215

Income from continuing operations	289	125	115	108	23	16	48	166

Net income (Loss)	331	106	96	87	(92)	(27)	38	159
($ per common share)

Income from continuing operations per share - basic and diluted	0.78	0.34	0.36	0.32	0.07	0.04	0.14	0.51

Net income (Loss) per share - basic and diluted	0.89	0.29	0.30	0.26	(0.29)	(0.09)	0.11	0.49
Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

Commitments and Contingencies

The Company's commitments and contingencies are fully described in note 12 to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method.  These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to note 12 to the Consolidated Financial Statements in the Form 8-K filed with the U.S. Securities and Exchange Commission in June 2004.

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

The Company's critical accounting policies are more fully described in note 3 to the Consolidated Financial Statements, contained in the Form 8-K filed with the U.S. Securities and Exchange Commission in June 2004, except for the recently adopted accounting policies described in note 2 to the Consolidated Financial Statements.

Reconciliation of Canadian to U.S. GAAP

A reconciliation of Alcan's Consolidated Statement of Income and Consolidated Balance Sheet between U.S. GAAP and Canadian GAAP is contained in Note 17 of the financial statements.  The impact of material differences is discussed below.

	Second Quarter		Second Quarter		Six Months		Six Months
GAAP	2004		2003		June 30, 2004		June 30, 2003
($ per share)	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.
Income from continuing operations per share - basic	0.79	0.78	0.04	0.07	1.15	1.12	0.05	0.11
Net income (Loss) per share - basic	0.90	0.89	(0.32)	(0.29)	1.21	1.18	(0.32)	(0.38)

Net income per common share under Canadian GAAP was $0.90 and $1.21 compared to $0.89 and $1.18 under U.S. GAAP for the quarter and six months ended June 30, 2004, respectively.  The difference relates principally to accounting for derivatives. For the quarter and six months ended June 30, 2003, net loss per common share under Canadian GAAP was $0.32 and $0.32, respectively, compared to $0.29 and $0.38, respectively, under U.S. GAAP.  The principal reason for the difference was the cumulative effect of an accounting change for asset retirement obligations discussed below.  The differences in net income had no material impact on the discussion of results of operations for the periods presented.

Joint Ventures

The major ongoing difference between U.S. GAAP and Canadian GAAP deals with the accounting for joint ventures.  Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method.  This different accounting treatment affects only the display and classification of financial statement items and has no impact on net income or shareholders' equity.    This difference had no material impact on the discussion of the results of operations.   The major impact of the difference in accounting treatment on the balance sheet was to increase operating working capital from continuing operations at June 30, 2004 by $44 ($8 at December 31, 2003) under Canadian GAAP compared to U.S. GAAP.  Under Canadian GAAP, net property, plant and equipment at June 30, 2004 was $904 higher than under U.S. GAAP ($831 at December 31, 2003). Under Canadian GAAP, goodwill was higher by $173 at June 30, 2004 ($174 at December 31, 2003).  Under Canadian GAAP, deferred charges and other assets (which include investments accounted for under the equity method) were $732 lower ($664 at December 31, 2003) as compared to U.S. GAAP.

Debt as a percentage of invested capital as at June 30, 2004 and December 31, 2003 was the same under Canadian GAAP as under U.S. GAAP.  For the quarter and six months ended June 30, 2004, interest expense under Canadian GAAP was higher than under U.S. GAAP by $1 and $4, respectively (2003:  $2 and $3).

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

The impact of the different accounting treatments for derivatives was to increase net income under Canadian GAAP by $3 and $13, respectively, for the quarter and six months ended June 30, 2004 (decrease of $10 and $20, respectively, to net income for the quarter and six months ended June 30, 2003).  This difference had no material impact on the discussion of results for the periods presented.

In addition, because Canadian GAAP does not have the concept of Other Comprehensive Income, certain amounts related to cash flow hedges classified in shareholders' equity on the balance sheet under U.S. GAAP were reclassified to various asset and liability accounts under Canadian GAAP.

Minimum Pension Liability

Canadian GAAP does not require the recognition of a minimum pension liability if the accumulated benefit obligation exceeds the market value of plan assets.   This difference had no impact on net income but did result in shareholders' equity under Canadian GAAP being higher by $352 at June 30, 2004 ($350 at December 31, 2003).  At June 30, 2004, total assets were lower by $224 ($224 at December 31, 2003) and total pension liabilities were lower by $732 ($730 at December 31, 2003) under Canadian GAAP.

Acquired In-Process Research and Development

In-Process research and development acquired from Pechiney amounted to $50.  Under Canadian GAAP, the amount is amortized over 15 years.  Under U.S. GAAP, it was expensed in the fourth quarter of 2003.

Asset Retirement Obligations

U.S. GAAP net income for the six months ended June 30, 2003, included an after-tax charge of $39 for the cumulative effect of an accounting change which, under Canadian GAAP was treated as an adjustment to retained earnings.

Cautionary Statement

Statements made in this quarterly report which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon.  The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Important factors which could cause such differences include global supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials' costs and availability, changes in the relative value of various currencies, cyclical demand and pricing within the principal markets for the Company's products, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effects of integrating acquired businesses, issues related to conducting planned spin-offs and divestitures and the ability to attain expected benefits and other factors within the countries in which the Company operates or sells its products and other factors relating to the Company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Definitions

"Business Group Profit" (BGP) refers to the Company's measure of the profitability of its operating segments.  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (that are related to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

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

"Foreign currency balance sheet translation" effects largely arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into U.S. dollars for reporting purposes.   Although these effects are primarily non-cash in nature, they can have a significant impact on the Company's net income.

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

The number of common shares outstanding as at August 5, 2004 is 368,252,509.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow.  See risk factors on page 4 of the Company's annual report on Form 10-K for the year ended December 31, 2003.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at June 30, 2004 net of its invested surplus cash and time deposits at June 30, 2004 would be to reduce net income by $5.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 1 - Accounting Policies.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at June 30, 2004.

								Total
								Nominal	Fair
(In US$ millions, except contract rates)		2004	2005	2006	2007	2008	2009	Amount	Value

FORWARD CONTRACTS
To purchase USD against the foreign currency

CHF	Nominal amount	27	40	24	2	2	1	96	(6)
	Average contract rate	1.356	1.340	1.296	1.287	1.261	1.238

GBP	Nominal amount	32	14	3	-	-	-	49	(1)
	Average contract rate	1.774	1.726	1.587	-	-	-

CAD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.740	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	30	-	-	-	-	-	30	6
	Average contract rate	0.559	-	-	-	-	-

GBP	Nominal amount	15	14	-	-	-	-	29	-
	Average contract rate	1.7343	1.7257	-	-	-	-

EUR	Nominal amount	111	32	29	9	1	-	182	24
	Average contract rate	1.1498	0.7273	0.9859	1.045	1.1539	-

CHF	Nominal amount	8	-	-	-	-	-	8	-
	Average contract rate	1.2444	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	218	188	63	49	10	6	534	(10)
	Average contract rate	1.206	1.192	1.151	1.174	1.088	1.1254

USD	Nominal amount	-	-	1,208	-	-	-	1,208	(22)
	Average contract rate	-	-	1.1984	-	-	-

CHF	Nominal amount	18	33	16	4	4	3	78	-
	Average contract rate	1.5663	1.5200	1.4898	1.4610	1.4430	1.4266

								Total
								Nominal	Fair
(In US$ millions, except contract rates)		2004	2005	2006	2007	2008	2009	Amount	Value

GBP	Nominal amount	20	6	5	-	-	-	31	1
	Average contract rate	1.46	1.418	1.421	-	-	-

ZAR	Nominal amount	22	7	-	-	-	-	29	1
	Average contract rate	8.04	8.367	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	30	4	-	-	-	-	34	(1)
	Average contract rate	1.4515	1.3882	-	-	-	-

AUD	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.793	-	-	-	-	-

Other	Nominal amount	17	1	-	-	-	-	18	-

OPTIONS
To sell USD against the foreign currency

AUD	Nominal amount	22	-	-	-	-	-	22	2
	Average contract rate	0.6081	-	-	-	-

EUR	Nominal amount	19	45	-	-	-	-	64	13
	Average contract rate	0.9370	0.9725	-	-	-	-

GBP	Nominal amount	4	3	-	-	-	-	7	-
	Average contract rate	1.71	1.71	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.  Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited.  For accounting policies relating to currency contracts, see note 1 -  Accounting Policies.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at June 30, 2004 would be to increase net income over the period ending December 2006 by approximately $44 ($5 in 2004, $29 in 2005 and $10 in 2006).  These results reflect a 10% reduction from the June 30, 2004, three-month LME aluminum closing price of $1,722 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at June 30, 2004.  The Company's aluminum forward contract positions, producing the above results, are entered into to hedge future sales and future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers.  Consequently, any negative impact movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 24,000 tonnes, which is marked-to-market and which includes Pechiney.  In addition, see page 26 of the Form 8-K.

Item 4.  Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 12 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2. and 3.

The registrant has nothing to report under these items.

Item 4.      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Alcan held on April 22, 2004, the shareholders:

  elected Messrs. Roland Berger, L. Denis Desautels, Travis Engen, L. Yves Fortier, Jean-Paul Jacamon, William R. Loomis, Jr., Yves Mansion, Christine Morin-Postel, J. E. Newall, Guy Saint-Pierre, Gerhard Schulmeyer, Paul M. Tellier and Milton K. Wong as directors of Alcan to serve until the close of the next annual meeting or until they cease to hold office as such, by show of hands; and

  appointed PricewaterhouseCoopers LLP as auditors to serve until the close of the next annual meeting, by show of hands.

Item 5.      Other Information

The registrant has nothing to report under this item.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

	(10.1)	Employment Arrangement with Brian Sturgell.

	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

i)

a report on Form 8-K was furnished on May 6, 2004 under Item 12 thereof, in connection with the earnings release reporting the Company's financial results for the three-month period ended March 31, 2003.

	ii)	a report on Form 8‑K was furnished on May 18, 2004 under Item 5 thereof, announcing the proposed creation of an aluminum rolled products company.

iii)

a report on Form 8‑K was furnished on June 14, 2004 under Item 5 thereof, supplementing Items 7 and 8 of the Company's Annual Report on Form 10‑K for the year ended December 31, 2003 reporting that the Company (a) adopted, effective January 1, 2004, the U.S. generally accepted accounting principles as its primary reporting standard, (b) decided, effective January 1, 2004, to expense stock options, (c) classified certain non‑strategic Engineered Products segments assets as held for sale and (d) described certain events occurring after March 15, 2004.

iv)

a report on Form 8‑K / A was filed on June 28, 2004 amending the report on Form 8‑K filed on June 14, 2004 under Item 5 thereof, to include the consent of PricewaterhouseCoopers LLP to the incorporation by reference of their report contained in the Form 8‑K into specified registration statements and to amend and restate the Exhibit Index to the Form 8‑K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    ALCAN INC.

Dated: August 9, 2004                                                     By: /s/  Thomas J. Harrington
                                                                                            Thomas J. Harrington
                                                                                            Vice President and Controller
                                                                                            (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number                                                                   Description

(10.1)        Employment Arrangement with Brian Sturgell.

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