Form 10-Q
period 2004-09-30
ALCAN INC
filed 2004-11-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes √    No ____

At November 4, 2004 the registrant had 369,026,554 shares of common stock (without nominal or par value) outstanding.

TABLE OF CONTENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003
(in millions of US$, except per share amounts)

Sales and operating revenues	6,243	3,529	18,573	10,283

Costs and expenses
Cost of sales and operating expenses	5,022	2,842	14,947	8,294
Depreciation and amortization	331	221	1,000	645
Selling, administrative and general expenses	407	190	1,189	531
Research and development expenses	55	34	174	95
Interest (note 11)	74	51	255	152
Other expenses (income) - net (note 10)	55	32	111	88
	5,944	3,370	17,676	9,805

Income from continuing operations before income taxes and other items	299	159	897	478
Income taxes (note 8)	136	65	327	350
Income from continuing operations before other items	163	94	570	128
Equity income	13	13	46	31
Minority interests	-	1	(26)	(12)
Income from continuing operations	176	108	590	147
Income (Loss) from discontinued operations (note 3)	(9)	(21)	14	(140)
Income before cumulative effect of accounting change	167	87	604	7
Cumulative effect of accounting change, net of income tax of $17	-	-	-	(39)
Net income (Loss)	167	87	604	(32)
Dividends on preference shares	1	2	4	5
Net income (Loss) attributable to common shareholders	166	85	600	(37)
Earnings (Loss) Per Share (note 4)
Basic:
Income from continuing operations	0.47	0.32	1.59	0.43
Income (Loss) from discontinued operations	(0.02)	(0.06)	0.04	(0.43)
Cumulative effect of accounting change	-	-	-	(0.12)
Net income (Loss) per common share - basic	0.45	0.26	1.63	(0.12)
Diluted:
Income from continuing operations	0.47	0.32	1.58	0.43
Income (loss) from discontinued operations	(0.02)	(0.06)	0.04	(0.43)
Cumulative effect of accounting change	-	-	-	(0.12)
Net income (Loss) per common share - diluted	0.45	0.26	1.62	(0.12)
Dividends per common share	0.15	0.15	0.60	0.60

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2004	December 31, 2003
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	447	778
Trade receivables (net of allowances of $68 in 2004 and $88 in 2003)	3,617	3,128
Other receivables	890	681
Deferred income taxes	50	46
Inventories - Aluminum operating segments
- Aluminum	989	943
- Raw materials	444	398
- Other supplies	394	353
	1,827	1,694
- Packaging operating segment	419	395
- Pechiney	1,505	1,680
	3,751	3,769
Current assets held for sale (note 3)	604	712
Total current assets	9,359	9,114

Deferred charges and other assets	1,678	1,591
Deferred income taxes	869	887
Property, plant and equipment
Cost (excluding Construction work in progress)	21,317	21,882
Construction work in progress	894	645
Accumulated depreciation	(8,964)	(8,216)
	13,247	14,311

Intangible assets (net of accumulated amortization of $136 in 2004 and $86 in 2003)	1,286	1,218
Goodwill	5,433	4,686
Long-term assets held for sale (note 3)	94	141
Total assets	31,966	31,948

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	September 30, 2004	December 31, 2003
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	5,253	4,964
Short-term borrowings	1,025	1,764
Debt maturing within one year	544	341
Deferred income taxes	76	86
Current liabilities of operations held for sale (note 3)	614	436
Total current liabilities	7,512	7,591

Debt not maturing within one year	7,509	7,437
Deferred credits and other liabilities	4,240	4,099
Deferred income taxes	1,307	1,702
Long-term liabilities of operations held for sale (note 3)	321	323
Minority interests	329	519

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,615	6,461
Additional paid-in capital	117	128
Retained earnings	3,708	3,331
Common shares held by a subsidiary	(56)	(56)
Accumulated other comprehensive income	204	253
	10,588	10,117
	10,748	10,277

Commitments and contingencies (note 12)

Total liabilities and shareholders' equity	31,966	31,948

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003
(in millions of US$)

OPERATING ACTIVITIES

Net income (Loss)	167	87	604	(32)
Loss (Income) from discontinued operations	9	21	(14)	140
Income from continuing operations	176	108	590	108
Adjustments to determine cash from operating activities:
Cumulative effect of accounting change	-	-	-	39
Depreciation and amortization	331	221	1,000	645
Deferred income taxes	(17)	13	(3)	87
Equity income, net of dividends	(13)	(10)	(29)	(12)
Asset impairment provisions	10	5	19	17
Loss (Gain) on sale of businesses and investments - net	(6)	14	(48)	(37)
Stock option compensation	3	5	7	9
Change in operating working capital
Change in receivables	41	10	(503)	68
Change in inventories	(19)	125	42	64
Change in payables and accrued liabilities	18	2	254	(28)
Change in deferred charges, other assets, deferred credits and other liabilities - net	123	59	19	217
Other - net	65	(2)	104	19
Cash from operating activities in continuing operations	712	550	1,452	1,196

Cash from (used for) operating activities in discontinued operations	32	5	43	(7)

Cash from operating activities	744	555	1,495	1,189

FINANCING ACTIVITIES

Proceeds from issuance of new debt	745	2	1,463	505
Debt repayments	(1,017)	(191)	(1,471)	(532)
Short-term borrowings - net	(14)	13	(394)	(94)
Pechiney financing costs	-	(19)	-	(19)
Common shares issued*	19	9	52	17
Dividends - Alcan shareholders (including preference)	(57)	(50)	(170)	(150)
- Minority interests	(2)	(1)	(5)	(11)
Cash used for financing activities in continuing operations	(326)	(237)	(525)	(284)

Cash from (used for) financing activities in discontinued operations	(28)	(2)	(55)	15

Cash used for financing activities	(354)	(239)	(580)	(269)

* Excludes the non-cash impact of common shares issued in exchange for Pechiney securities. See note 14 - Sales and Acquisitions of Businesses.

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(277)	(230)	(815)	(547)
Business acquisitions and purchase of investments	(37)	(82)	(460)	(400)

Net proceeds from disposal of business, investments and other assets	14	(9)	35	44
Cash used for investment activities in continuing operations	(300)	(321)	(1,240)	(903)

Cash from (used for) investment activities in discontinued operations	(4)	(3)	12	(9)

Cash used for investment activities	(304)	(324)	(1,228)	(912)

Effect of exchange rate changes on cash and time deposits	10	1	(18)	5
Increase (Decrease) in cash and time deposits	96	(7)	(331)	13

Cash and time deposits - beginning of period	351	118	778	98
Cash and time deposits - end of period in continuing operations	447	111	447	111
Cash and time deposits - end of period in discontinued operations	-	-	-	-
Cash and time deposits - end of period	447	111	447	111

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

(in millions of US$, except per share amounts)

1.	ACCOUNTING POLICIES

Basis of Presentation

Alcan had historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to United States (U.S.) GAAP. On January 1, 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements and restated historical consolidated financial data, as described and presented in the Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2004 (Form 8-K).

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

Pechiney - Basis of Presentation

On December 15, 2003, Alcan acquired Pechiney. Pechiney refers to Pechiney, a French société anonyme, and where applicable, its consolidated subsidiaries. The interim consolidated financial statements as at and for the quarter and nine months ended September 30, 2004 include the operations of Pechiney. The financial statements as at December 31, 2003 include only the balance sheet of Pechiney. The interim consolidated financial statements for the quarter and nine months ended September 30, 2003 do not include the operations of Pechiney.

2.	ACCOUNTING CHANGES

Asset Retirement Obligations

Effective January 1, 2003, the Company retroactively adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the Company recognized additional liabilities, at fair value, of approximately $107 as at January 1, 2003, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized. These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries and the disposal of certain of its spent potlining associated with smelter facilities. An after-tax charge of $39 for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation.

2.	ACCOUNTING CHANGES (cont'd)

Stock Options and Other Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the retroactive restatement method selected by the Company as described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost recognized in the statement of income for the quarter and nine months ended September 30, 2004 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. All prior periods presented have been restated to reflect compensation cost as if the fair value method had been applied from the original effective date of January 1, 1996 of SFAS No. 123.

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase in stock-based compensation expense of $3 and $7 for the quarter and nine months ended September 30, 2004 respectively (2003: $5 and $9). The impact as at September 30, 2004 was an increase in additional paid-in capital of $45 ($48 as at December 31, 2003), an increase in common shares of $45 ($35 as at December 31, 2003), and a decrease in retained earnings of $90 ($83 as at December 31, 2003). The earnings per common share impact of the adoption of the recognition provisions of SFAS 123 is a reduction of $0.01 and $0.02 per share for the quarter and nine months ended September 30, 2004, respectively (2003: $0.01 and $0.03).

Consolidation of Variable Interest Entities

Effective January 1, 2004, the Company adopted the provisions of FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. During the third quarter of 2004, the Company determined that it was the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, the consolidated balance sheet includes the assets and liabilities of Logan. Logan manages a tolling arrangement for Alcan and an unrelated party.

At September 30, 2004, assets of $38 and liabilities of $38 related to Logan that were previously not recorded on the consolidated balance sheet have been recorded by the Company. Prior periods were not restated. The Company's investment, plus any unfunded pension liability, related to Logan totalled approximately $37 as at September 30, 2004, representing the Company's maximum exposure to loss. Creditors of Logan do not have recourse to the general credit of the Company as a result of including it in the Company's financial statements.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic Packaging operations, as the businesses are not part of its core operations. These businesses are classified as held for sale and are included in discontinued operations. In the fourth quarter of 2003, the Company recorded the sale of Fibrenyle, in the U.K., for proceeds of $29. In the second quarter of 2004, the Company recorded the sale of the Boxal Group and Suner Cartons, for proceeds of $6 and $19, respectively. The Boxal Group comprises three manufacturing facilities in France, the Netherlands and Switzerland as well as a sales office in Germany. Suner Cartons comprises a facility in Spain. As of June 30, 2004, the Company has sold all of the assets of the non-strategic packaging businesses previously classified as held for sale in the second quarter of 2003.

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

In the second quarter of 2004, the Company classified in discontinued operations its copper and ores and concentrates trading businesses previously reported in Pechiney World Trade. On October 8, 2004, the Company announced that it had reached an agreement to sell certain assets of its ores and concentrates trading division to its current management team. The Company is pursuing potential purchasers for the remaining trading businesses and expects the sales to be completed by the end of 2004.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

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

An impairment charge of nil and $5 for the quarter and nine months ended September 30, 2004, respectively (2003: $22 and $161), was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

Selected financial information for the businesses included in discontinued operations is reported below:

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Sales	306	84	1,008	266
Income (Loss) from operations	(11)	1	(11)	(5)
Gain on disposal - net	1	-	28	-
Asset impairment provisions	-	(22)	(5)	(161)
Pre-tax income (loss)	(10)	(21)	12	(166)
Income tax recovery	1	-	2	26
Income (Loss) from discontinued operations	(9)	(21)	14	(140)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	September 30, 2004	December 31, 2003
Current assets held for sale:
Trade receivables	197	193
Other receivables	76	159
Deferred income taxes	(9)	7
Inventories	340	353
	604	712
Long-term assets held for sale:
Deferred charges and other assets	5	2
Deferred income taxes	62	70
Property, plant and equipment, net	27	47
Goodwill, net	-	22
	94	141
Current liabilities of operations held for sale:
Payables and accrued liabilities	606	435
Short-term borrowings	8	1
	614	436
Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	319	315
Deferred income taxes	2	8
	321	323

4.	EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003
Numerator:
Income from continuing operations	176	108	590	147
Less: dividends on preference shares	(1)	(2)	(4)	(5)
Income from continuing operations attributable to common shareholders	175	106	586	142

Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	368	322	368	322
Effect of dilutive stock options	1	1	1	-
Adjusted weighted average of outstanding shares - diluted	369	323	369	322
Earnings per common share - basic	0.47	0.32	1.59	0.43
Earnings per common share - diluted	0.47	0.32	1.58	0.43

In the third quarter and nine months of 2004, options to purchase 3,680,200 and 3,663,700 common shares, respectively (2003: 3,058,425 and 7,765,925) at a weighted average grant price of CAN$58.93 and CAN$58.94 per share, respectively (2003: CAN$55.08 and CAN$49.90) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at September 30, 2004, there were 368,737,410 (2003: 322,040,012) common shares outstanding.

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

5.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

	Severance Costs	Asset Impairment Provisions	Other	Total

2001
Charges	111	268	28	407
Cash payments - net	(6)	-	(7)	(13)
Non-cash charges	-	(268)	-	(268)
Provision balance as at December 31	105	-	21	126

2002
Charges	35	17	30	82
Cash payments - net	(63)	-	-	(63)
Non-cash charges	(6)	(17)	(9)	(32)
Provision balance as at December 31	71	-	42	113

2003
Charges (recoveries)	(3)	-	(26)	(29)
Cash payments - net	(45)	-	(26)	(71)
Non-cash recoveries (charges)	-	-	33	33
Provision balance as at December 31	23	-	23	46

Nine Months, 2004
Charges (recoveries)	(1)	-	(9)	(10)
Cash payments - net	(13)	-	(10)	(23)
Non-cash recoveries (charges)	-	-	12	12
Provision balance as at September 30	9	-	16	25

The remaining provision of $25 as at September 30, 2004 related principally to employee severance costs and environmental remediation for which payments will be made over an extended period.

2004 Activities

In the third quarter of 2004, the Company recorded charges of $3 and recoveries of $7, pre-tax, relating primarily to the closure of facilities in the U.K. (Bauxite and Alumina). In the second quarter of 2004, the Company recorded charges of $1, pre-tax, consisting of restructuring and closure costs relating to cable operations in Canada and the United States (Engineered Products). In the first quarter of 2004, the Company recorded recoveries of $7, pre-tax, consisting primarily of sales of assets related to the closure of facilities at Glasgow, U.K. (Rolled Products Europe).

2003 Activities

In 2003, the Company recorded recoveries of $38, pre-tax, which included recoveries in restructuring and asset impairment charges of $29 and other special charges of $9. The $29 (Q1: $(2); Q2: $16; Q3: $(5); Q4: $20) recovery consists of $3 for the reversal of an excess redundancy provision in the U.K. (Rolled Products Europe), a gain of $19 principally for the sale of the Borgofranco power facilities in Italy (Rolled Products Europe), income of $6 on the sale of extrusions operations in Malaysia (Rolled Products Americas and Asia), and a gain of $9 relating to sales of assets in the U.K. ($5: Bauxite and Alumina; $4: Rolled Products Europe), partially offset by other costs of $8 principally in the U.K. (Rolled Products Europe).

5.	RESTRUCTURING, IMPAIRMENT AND OTHER SPECIAL CHARGES (cont'd)

In 2003, the Company completed the closure of facilities at Glasgow, U.K., sold its extrusions operations in Malaysia for net proceeds of $2 and decided to retain the recycling operations at the Borgofranco plant in Italy and both cold mills at the light gauge operations in Fairmont, West Virginia.

2002 Activities

In 2002, the Company recorded charges of $63, pre-tax, which included restructuring and asset impairment charges of $82 and gains in other special charges of $19. The $82 charge consisted of severance costs of $35 related to workforce reductions of approximately 850 employees, impairment of long-lived assets of $17 and other exit costs related to the shutdown of facilities of $30. Severance charges of $35 (Q1: nil; Q2: $14; Q3: $5; Q4: $16) related primarily to the closure of the Burntisland facility, U.K. (Bauxite and Alumina), certain cable operations in North America (Engineered Products), extrusions operations in Malaysia and light gauge operations in Fairmont, West Virginia (Rolled Products Americas and Asia). Asset impairment charges of $17 (Q1: nil; Q2: nil; Q3: $13; Q4: $4) related primarily to the Borgofranco plant in Italy (Rolled Products Europe) and the operations in Korea (Rolled Products Americas and Asia). Other exit costs of $30 (Q1: $5; Q2: nil; Q3: $(4); Q4: $29) consisted principally of closure costs of $19 for the Burntisland facility, U.K., a loss of $5 on the sale of the extrusions operations in Thailand that arose from the realization of deferred translation losses (Rolled Products Americas and Asia), a loss of $4 on the sale of the rolled products circles production unit at Pieve, Italy (Rolled Products Europe), other costs of $6 and was offset in part by income of $4 from the write-back of excess contract loss provisions upon settlement with a customer (Engineered Products).

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

2001 Activities

In 2001, the Company recorded charges of $653, pre-tax, which included restructuring and asset impairment charges of $407 and other special charges of $246. The charges of $407 included severance costs of $111, which related to workforce reductions of approximately 2,190 employees, impairment of long-lived assets of $268 and other exit costs related to the shutdown of facilities of $28.

6.	INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of seven operating segments. The seven operating segments are Bauxite and Alumina; Primary Metal; Rolled Products Americas and Asia; Rolled Products Europe; Engineered Products; Packaging; and Segregated Businesses. The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. The change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations. This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's Rolled Products, Engineered Products or Packaging groups. Earnings from the Rolled Products, Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

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

Bauxite and Alumina

Headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining, alumina refining and the production and sale of specialty aluminas, owning and/or operating 20 deposits, plants, and bauxite mines in ten countries. This group also comprises the alumina trading business previously included in Pechiney World Trade.

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation and production of primary value-added ingot in the form of sheet ingot, extrusion billet, rod and foundry ingot, as well as engineering services, technology sales, a ferro alloys business, and trading operations for alumina and aluminum, operating or having interests in 26 smelters in 13 countries. Alcan has committed to locate in Voreppe, France, the operational headquarters of its European primary aluminum business.

Rolled Products Americas and Asia

Headquartered in Cleveland, U.S.A., this group encompasses aluminum sheet and light gauge products, operating 16 plants and three research and development centres in five countries.

Rolled Products Europe

Headquartered in Zurich, Switzerland, this group comprises aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock, operating 20 plants in seven countries.

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

  The sales network has been reclassified to Engineered Products; and

  The copper and ores and concentrates trading businesses have been reclassified to discontinued operations and assets held for sale. On October 8, 2004, the Company announced that it had reached an agreement to sell certain assets of its ores and concentrates trading division.

Alcan reports trading revenues and costs for aluminum contracts on a net rather than gross basis. This applies only to those third-party metal sales sourced from third parties. This accounting treatment reduced sales by $292 and $756, cost of sales by $286 and $745, and other expenses (income) ─ net by $6 and $11, for the quarter and nine months ended September 30, 2004, respectively.

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

6.	INFORMATION BY OPERATING SEGMENT (cont'd)
(unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Sales and operating revenues - intersegment
Bauxite and Alumina	352	210	1,190	643
Primary Metal	871	543	2,620	1,739
Rolled Products Americas and Asia	26	15	65	51
Rolled Products Europe	176	142	513	452
Engineered Products	157	7	460	24
Packaging	2	1	6	3
Segregated Businesses	36	-	121	-
Other	(1,620)	(918)	(4,975)	(2,912)
	-	-	-	-
Sales and operating revenues - third parties
Bauxite and Alumina	335	137	1,062	394
Primary Metal	1,188	707	3,610	1,918
Rolled Products Americas and Asia	1,151	886	3,242	2,661
Rolled Products Europe	731	604	2,200	1,876
Engineered Products	1,019	419	3,042	1,292
Packaging	1,502	760	4,546	2,101
Segregated Businesses	233	-	755	-
Adjustments for equity-accounted joint ventures	-	8	18	14
Other	84	8	98	27
	6,243	3,529	18,573	10,283

6.	INFORMATION BY OPERATING SEGMENT (cont'd)
(unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Business Group Profit (BGP)
Bauxite and Alumina	129	56	360	142
Primary Metal	386	240	1,256	606
Rolled Products Americas and Asia	102	86	310	260
Rolled Products Europe	61	59	196	178
Engineered Products	46	31	186	79
Packaging	162	89	497	259
Segregated Businesses	16	-	53	-
Adjustments for equity-accounted joint ventures	(54)	(38)	(159)	(108)
Adjustments for mark-to-market of derivatives	8	14	(8)	74
Depreciation and amortization	(331)	(221)	(1,000)	(645)
Intersegment, corporate offices and other	(152)	(106)	(539)	(215)
Equity income	13	13	46	31
Interest	(74)	(51)	(255)	(152)
Income taxes	(136)	(65)	(327)	(350)
Minority interests	-	1	(26)	(12)
Income from continuing operations	176	108	590	147

7.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Stock Options

As described in note 2 - Accounting Changes, effective January 1, 2004, the Company retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model is used to determine the fair value of the options granted. For the third quarter and nine months ended September 30, 2004, the stock-based compensation expense for options granted was $3 and $7, respectively (2003: $5 and $9).

Other Stock-Based Compensation

For the third quarter and nine months ended September 30, 2004, the stock-based compensation expense for arrangements that can be settled in cash was $21 and $17, respectively (2003: $9 and $14).

8.	INCOME TAXES

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Current	153	52	330	263
Deferred	(17)	13	(3)	87
	136	65	327	350

8.	INCOME TAXES (cont'd)

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

10.	OTHER EXPENSES (INCOME) - NET

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Restructuring costs	15	8	60	22
Asset impairment provisions	10	5	19	17
Loss (Gain) on disposal of businesses and investments - net	(6)	14	(48)	(37)
Derivatives	(24)	(3)	10	(58)
Interest revenue	(3)	(3)	(11)	(9)
Exchange (gains) losses	43	(2)	24	138
Other	20	13	57	15
	55	32	111	88

11.	SUPPLEMENTARY INFORMATION

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Income Statement
Interest on long-term debt	67	47	213	134
Capitalized interest	(3)	(2)	(7)	(4)
Statement of Cash Flows
Interest paid
Continuing operations	90	51	295	180
Discontinued operations	1	-	4	1
Income taxes paid (refunded)
Continuing operations	89	21	396	142
Discontinued operations	-	2	(8)	1

11.	SUPPLEMENTARY INFORMATION (cont'd)

	September 30,	December 31,
	2004	2003
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,547	2,486
Accrued liabilities	2,706	2,478

12.	COMMITMENTS AND CONTINGENCIES

In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron) for cash consideration. In order to obtain the consent of BC Hydro to this sale, the Company was required to retain a residual obligation for EPMI's performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100, with mitigation and subrogation rights. BC Hydro assigned its rights to receive the power to BC Hydro's affiliate, Powerex Corporation (Powerex). On December 2, 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Powerex alleged that the power supply contract with EPMI was terminated and that Powerex was owed a termination payment of more than $100. On March 22, 2002, Alcan received a demand for payment in the amount of $100 from Powerex. On January 17, 2003, an arbitrator's decision confirmed Powerex's claim for $100. In early 2003, Alcan commenced legal proceedings in the U.S. Federal District Court (Oregon) seeking judicial review of the arbitration award. Powerex also commenced a proceeding in the British Columbia Supreme Court to recognize and enforce the arbitration award. On July 10, 2003, the B.C. Supreme Court stayed the British Columbia proceedings until the U.S. Federal Court had decided the various matters before it. On September 18, 2003, a Magistrate Judge of the U.S. Federal Court issued his recommendations. The Magistrate Judge recommended that the Company's motion for judicial review of the arbitration award be denied. On September 29, 2003, the Company filed an objection with the U.S. Federal Court objecting to the recommendations of the Magistrate Judge and Powerex shortly thereafter filed a reply to the objection. On December 11, 2003, the U.S. Federal Court adopted the findings and recommendations of the Magistrate Judge. On January 9, 2004, Alcan filed an appeal of that decision with the U.S. Federal Court of Appeal (9th Circuit). On April 7, 2004, Powerex proceeded with the hearing in the B.C. Supreme Court of its petition to, among other things, recognize and enforce the January 17, 2003 arbitration award. On June 30, 2004, the B.C. Supreme Court adjourned the enforcement of the award on the condition that Alcan pay to Powerex's lawyers, in trust, the full amount of the arbitration award, including accrued interest. Powerex is entitled to use the funds deposited with their lawyers on two conditions. First, Powerex must repay the funds if Alcan is ultimately successful in the U.S. appeal and second, Powerex must post security, satisfactory to Alcan. Alcan is appealing this decision. On October 7, 2004, Alcan and Powerex agreed to terminate various legal proceedings related to the arbitration award and to postpone payment until January 10, 2005. A provision of $100 pre-tax was recorded in the fourth quarter of 2002.

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

12.	COMMITMENTS AND CONTINGENCIES (cont'd)

	3)	The Company must divest either of the following groups of assets:

a)

Alcan's 50% interest in AluNorf, held through a joint venture with Norsk Hydro ASA, and its Göttingen and Nachterstedt rolling mills. In addition, the Company must transfer the research and development capacities related to these assets to the purchaser. The Latchford recycling facility may also, at the purchaser's option, be included in the divestiture; or

b)

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

	4)	The Company must also divest either of the following operations:

		a)	Alcan's European activities in relation to aerosol cans and aluminum cartridges; or

		b)	Pechiney's European activities in relation to aerosol cans and aluminum cartridges.

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

The Company has guaranteed the repayment of approximately $191 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to customer contracts, employee housing loans and potential environmental remediation at former Alcan sites.

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

13.	COMPREHENSIVE INCOME

	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003

Net income (Loss)	167	87	604	(32)
Other comprehensive income
Net change in deferred translation adjustments	133	66	(19)	247
Net change in excess of market value over book value
of "available-for-sale" securities	1	-	(1)	2
Reclassification to net income on disposal of
"available for-sale" securities	-	-	-	(8)
Valuation of derivatives, net of tax of $7 and $12,
respectively for the quarter and nine months ended
September 30, 2004 (2003: $2 and ($7))
Net change from periodic revaluations	(18)	3	(34)	30
Net amount reclassified to income	3	(7)	9	(12)
Net change in minimum pension liability, net of tax of
$1 and $2, respectively for the quarter and nine
months ended September 30, 2004 (2003: nil)	(2)	-	(4)	-
Comprehensive income	284	149	555	227

	September 30, 2004	December 31, 2003

Accumulated other comprehensive income
Unrealized loss on derivatives	(37)	(12)
Deferred translation adjustments	590	609
Minimum pension liability	(354)	(350)
Unrealized gain on "available-for-sale" securities	5	6
Accumulated other comprehensive income	204	253

14.	SALES AND ACQUISITIONS OF BUSINESSES

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

14.	SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

On February 6, 2004, the Company paid $7, which was accounted for in the first quarter of 2004, in order to complete the acquisition of the Pechiney shares that were issued between January 23 and February 5, 2004, upon the exercise of Pechiney options. On February 6, 2004, Pechiney became a wholly-owned subsidiary of the Company.

The acquisition was accounted for using the purchase method. The balance sheet of Pechiney is included in the consolidated financial statements as at December 31, 2003, and the results of operations of Pechiney are included in the consolidated financial statements beginning January 1, 2004. Given the magnitude of the acquisition of Pechiney and due to the fact that the transaction was completed at the end of 2003, a tentative purchase price allocation has been performed and, as permitted by accounting standards, the final valuation will be completed in 2004. The Company is in the process of completing its valuations of certain assets and liabilities. Accordingly, the fair value of assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The significant elements for which the fair values could be modified include property, plant and equipment, intangible assets, goodwill, deferred income taxes, deferred charges and other assets, and deferred credits and other liabilities. During the first nine months of 2004, the Company revised the fair value of net assets acquired in its on-going process of completing the valuations of certain assets and liabilities. The revisions resulted in an increase in the fair value of net assets acquired of $291, including an increase in goodwill of $743, as indicated below.

The divestitures required for regulatory reasons as a result of the Pechiney acquisition are described in note 12 - Commitments and Contingencies.

Fair value of net assets acquired

	September 30, 2004	December 31, 2003
Trade receivables	1,678	1,774
Other receivables	106	236
Deferred income taxes - current	46	50
Inventories	1,695	1,883
Current assets held for sale	611	166
Deferred charges and other assets	138	384
Deferred income taxes - non-current	694	672
Property, plant and equipment	3,440	4,293
Intangible assets	793	659
Goodwill	3,026	2,283
Long-term assets held for sale	82	83
Total assets	12,309	12,483

Payables and accrued liabilities	2,140	2,424
Deferred income taxes - current	98	86
Short-term borrowings	849	849
Debt maturing within one year	200	202
Current liabilities of operations held for sale	377	64
Debt not maturing within one year	1,004	1,004
Deferred credits and other liabilities	1,531	1,467
Deferred income taxes - non-current	283	624
Long-term liabilities of operations held for sale	314	313
Minority interests	147	375
Fair value of net assets acquired - net of cash and time deposits acquired	5,366	5,075

14.	SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

The $3,026 of goodwill has not yet been allocated to operating segments. The goodwill is not expected to be deductible for tax purposes.

September 30, 2004
Total Acquisition Cost
Issuance of common shares on December 15, 2003 (40,995,195* common
shares without nominal or par value; average market value of $39.63 per share)	1,625
Issuance of common shares on January 15, 2004 (1,390,406** common shares
without nominal or par value; average market value of $39.63 per share)	55
Cash paid in 2003 of $3,544 net of cash and time deposits acquired of $335	3,209
Additional consideration for initial offer, re-offer and compulsory acquisition paid
in 2004	318
Cost of Pechiney options	80
Transaction costs	79
Total acquisition cost - net of cash and time deposits acquired	5,366

* Represents the issuance of 42,413,105 common shares net of 1,417,910 common shares held by Pechiney

** Represents the issuance of 2,082,075 common shares net of 691,669 common shares held by Pechiney

Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd

On March 10, 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement with the Qingtongxia Aluminum Company and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement, Alcan will invest approximately $150, of which $124 was invested as at the end of September 2004, for a 50% participation and for a secure power supply in an existing 150-kilotonne (kt) modern pre-bake smelter located in the Ningxia autonomous region, in the Peoples' Republic of China. The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter. The joint venture also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250-kt potline, already under construction.

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

14.	SALES AND ACQUISITIONS OF BUSINESSES (cont'd)

Rogerstone

On August 19, 2004, Alcan announced, in light of increasingly competitive market conditions, a proposal to consolidate its U.K. aluminum sheet rolling activity at its plant in Rogerstone, Wales, to improve competitiveness through better capacity utilization and economies of scale. This proposal would result in the closure, by the end of 2004, of the rolling mill at Falkirk, Scotland, where 85 people are employed. Formal consultation in accordance with U.K. employment law is currently in progress. The proposed consolidation is expected to result in charges of approximately $20, pre-tax, in 2004.

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

Components of Net Periodic Benefit Cost

	Pension benefits				Other Benefits
	Third Quarter		Nine months		Third Quarter		Nine months
Periods ended September 30	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	48	33	143	99	4	2	12	4
Interest cost on benefit obligation	137	109	409	325	15	5	45	13
Expected return on plan assets	(129)	(107)	(385)	(319)	-	-	-	-
Amortization:
Actuarial loss	17	18	50	60	-	-	-	-
Prior service cost	18	17	53	50	-	-	-	-
Curtailment/settlement gains (losses)	-	8	(23)	8	-	-	-	-
Total net periodic benefit costs	91	78	247	223	19	7	57	17

The expected long-term rate of return on plan assets is 7% in 2004.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $172 to its funded pension plans in 2004. The contributions are expected to be fully comprised of cash. As of September 30, 2004, $138 has been contributed, and the Company expects to contribute an additional $46 over the remainder of the year. The Company expects to pay in 2004 $65 of unfunded pension benefits and lump sum indemnities from operating cash flows.

16.	SPIN-OFF OF ROLLED PRODUCTS BUSINESSES

On May 18, 2004, the Company announced its intention to separate its rolled products business into a separate company and to pursue a spin-off of that business to its shareholders. Alcan and its subsidiaries will contribute and transfer to the company the majority of the rolled products businesses together with some of the alumina and primary metal-related businesses in Brazil (the Novelis Group) prior to the spin-off. Novelis Inc. (Novelis) was formed on September 21, 2004 to acquire the Novelis Group businesses through the reorganization transaction planned by Alcan. Alcan anticipates that the reorganization, including the distribution of the Company's common shares, will occur by January 1, 2005. The transaction is contingent upon a number of conditions, including the receipt of required regulatory approvals from the European Commission and the United States Department of Justice (DOJ), approval by Alcan's Board of Directors, approval by Alcan's shareholders and approval by a Canadian court of competent jurisdiction of the plan of arrangement implementing the transaction.

16.	SPIN-OFF OF ROLLED PRODUCTS BUSINESSES (cont'd)

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

On May 26, 2004, the Company and the DOJ executed and filed with the United States District Court in Washington, D.C. an Amended Final Judgement. The amendment recognizes that the Company's proposed spin-off transaction provides an alternative remedy to the existing order to divest Ravenswood. According to the terms of the amendment, either the sale of Ravenswood or the execution of the proposed spin-off will satisfy the Amended Final Judgement. The Company has 180 days from the filing of the Amended Judgement to complete either the divestiture or the spin-off. The DOJ may extend the period by up to 60 days. The Company also agreed to continue operating the Ravenswood business separately.

On September 28, 2004, Alcan filed, with the securities authorities in the U.S. and Canada, the preliminary prospectus and registration statement for the spin-off of Novelis. The preliminary prospectus and registration statement will be subject to review and comment by the securities authorities prior to its being finalized and authorized for use in connection with the spin-off.

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

Beginning January 1, 2004, with the adoption of Canadian Institute of Chartered Accountants (CICA) guideline AcG-13, Hedging Relationships, unrealized gains and losses resulting from the valuation at fair value of derivatives not meeting strict hedge accounting criteria are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged. Upon initial adoption of AcG-13, the effect of the accounting change resulted in an increase in Deferred charges and other assets of $5 and an increase in Deferred credits and other liabilities of $5. Under Canadian GAAP, the recognition of embedded derivatives is not permitted.

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

Recently Adopted Accounting Standards

Asset Retirement Obligations

On January 1, 2004, the Company retroactively adopted the new standard of the CICA, Section 3110, Asset Retirement Obligations. The impact of adopting this standard decreased retained earnings at January 1, 2003 by $39 and increased net income for the nine months ended September 30, 2003 by $39.

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

Consolidation of Variable Interest Entities

In 2004, the Company early adopted CICA guideline AcG-15, Consolidation of Variable Interest Entities. The guideline provides guidance as to when to apply consolidation principles to certain entities that are subject to control on a basis other than ownership of voting shares and thus determining when an enterprise includes the assets, liabilities and results of activities of such an entity (a variable interest entity) in its consolidated financial statements. The adoption of this guideline has the same impact as the adoption of FIN 46 under U.S. GAAP. See note 2 - Accounting Changes - Consolidation of Variable Interest Entities.

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Periods ended September 30	Third Quarter, 2004				Third Quarter, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Statement of Income
Sales and operating revenues	6,243		-	6,243	3,529	(h)	(8)	3,521
Cost and expenses
Cost of sales and operating expenses	5,022	(a)	(2)	4,957	2,842	(a)	(16)	2,781
		(h)	(63)			(h)	(45)
Depreciation and amortization	331	(g)	1	358	221	(h)	19	240
		(h)	26
Selling, administrative and general expenses	407	(h)	1	408	190		-	190
Research and development expenses	55		-	55	34		-	34
Interest	74	(h)	4	78	51	(h)	1	52
Other expenses (income) - net	55	(a)	30	87	32	(a)	3	34
		(h)	2			(h)	(1)
	5,944		(1)	5,943	3,370		(39)	3,331
Income from continuing operations before
income taxes and other items	299		1	300	159		31	190
Income taxes	136	(a)	1	150	65	(a)	5	76
		(h)	13			(h)	6
Income from continuing operations before other items	163		(13)	150	94		20	114
Equity income (loss)	13	(h)	(18)	(5)	13	(h)	(12)	1
Minority interests	-		-	-	1		-	1
Income from continuing operations	176		(31)	145	108		8	116
Loss from discontinued operations	(9)		-	(9)	(21)		-	(21)
Net income	167		(31)	136	87		8	95
Dividends on preference shares	1		-	1	2		-	2
Net income attributable to
common shareholders	166		(31)	135	85		8	93

(a)	Derivatives
(b)	Currency translation
(c)	Investments
(d)	Minimum pension liability
(e)	Asset retirement obligations
(f)	Deferred translation adjustments
(g)	Acquired in-process research and development
(h)	Joint ventures

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Periods ended September 30	Nine Months, 2004				Nine Months, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Statement of Income
Sales and operating revenues	18,573	(h)	(20)	18,553	10,283	(h)	(14)	10,269
Cost and expenses
Cost of sales and operating expenses	14,947	(a)	(18)	14,738	8,294	(a)	(43)	8,131
		(h)	(191)			(h)	(120)
Depreciation and amortization	1,000	(g)	3	1,082	645	(h)	55	700
		(h)	79
Selling, administrative and general expenses	1,189	(h)	4	1,193	531	(h)	1	532
Research and development expenses	174		-	174	95		-	95
Interest	255	(h)	10	265	152	(h)	4	156
Other expenses (income) - net	111	(a)	28	143	88	(a)	58	144
		(h)	4			(b)	1
						(h)	(3)
	17,676		(81)	17,595	9,805		(47)	9,758
Income from continuing operations before
income taxes and other items	897		61	958	478		33	511
Income taxes	327	(a)	5	362	350	(a)	(3)	363
		(g)	(1)			(h)	16
		(h)	31
Income from continuing operations before other items	570		26	596	128		20	148
Equity income (Loss)	46	(h)	(43)	3	31	(h)	(33)	(2)
Minority interests	(26)		-	(26)	(12)		-	(12)
Income from continuing operations	590		(17)	573	147		(13)	134
Income (Loss) from discontinued operations	14		-	14	(140)		-	(140)
Income (Loss) before cumulative effect of
accounting change	604		(17)	587	7		(13)	(6)
Cumulative effect of accounting change,
net of income tax	-		-	-	(39)	(e)	39	-
Net income (Loss)	604		(17)	587	(32)		26	(6)
Dividends on preference shares	4		-	4	5		-	5
Net income (Loss) attributable to
common shareholders	600		(17)	583	(37)		26	(11)

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Earnings Per Share - Canadian GAAP
	Third Quarter		Nine Months
Periods ended September 30	2004	2003	2004	2003
Earnings (Loss) Per Share
Basic:
Income from continuing operations	0.39	0.34	1.54	0.39
Income (Loss) from discontinued operations	(0.02)	(0.06)	0.04	(0.43)
Net income (Loss) per common share - basic	0.37	0.28	1.58	(0.04)
Diluted:
Income from continuing operations	0.38	0.34	1.53	0.39
Income (Loss) from discontinued operations	(0.02)	(0.06)	0.04	(0.43)
Net income (Loss) per common share - diluted	0.36	0.28	1.57	(0.04)

Consolidated Statement of Retained Earnings - Canadian GAAP

Periods ended September 30	2004	2003

Retained earnings - beginning of period	3,350	3,395

Net income (Loss)	587	(6)

Dividends
Common	(223)	(193)
Preference	(4)	(5)
Retained earnings - end of period	3,710	3,191

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	September 30, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP
Balance Sheet
Current assets
Cash and time deposits	447	(h)	44	491	778	(h)	26	804
Trade receivables	3,617	(h)	(131)	3,486	3,128	(h)	(31)	3,097
Other receivables	890	(a)	48	1,005	681	(a)	(50)	685
		(h)	67			(h)	54
Deferred income taxes	50	(a)	(4)	46	46		-	46
Inventories - Aluminum operating segments
- Aluminum	989	(h)	21	1,010	943	(a)	2	954
						(h)	9
- Raw Materials	444	(h)	52	496	398	(h)	25	423
- Other Supplies	394	(h)	51	445	353	(h)	44	397
	1,827		124	1,951	1,694		80	1,774
- Packaging operating segment	419		-	419	395		-	395
- Pechiney	1,505	(h)	43	1,548	1,680	(h)	40	1,720
	3,751		167	3,918	3,769		120	3,889
Current assets held for sale	604		-	604	712		-	712
Total current assets	9,359		191	9,550	9,114		119	9,233
Deferred charges and other assets	1,678	(a)	23	945	1,591	(a)	5	926
		(c)	(5)			(c)	(6)
		(h)	(751)			(h)	(664)
Deferred income taxes	869	(h)	1	870	887		-	887
Property, plant and equipment
Cost (excluding Construction work in progress)	21,317	(h)	2,035	23,352	21,882	(h)	1,711	23,593
Construction work in progress	894	(h)	23	917	645	(h)	26	671
Accumulated depreciation	(8,964)	(h)	(1,102)	(10,066)	(8,216)	(h)	(906)	(9,122)
	13,247		956	14,203	14,311		831	15,142
Intangible assets, net of accumulated amortization	1,286	(a)	4	1,126	1,218	(d)	(224)	1,058
		(d)	(224)			(g)	50
		(g)	48			(h)	14
		(h)	12
Goodwill	5,433	(h)	176	5,609	4,686	(h)	174	4,860
Long-term assets for sale	94		-	94	141		-	141
Total assets	31,966		431	32,397	31,948		299	32,247

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	September 30, 2004				December 31, 2003
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Current liabilities
Payables and accrued liabilities	5,253	(a)	(18)	5,273	4,964	(a)	(111)	4,986
		(h)	38			(h)	133
Short-term borrowings	1,025	(h)	(8)	1,017	1,764	(h)	41	1,805
Debt maturing within one year	544	(h)	67	611	341	(h)	16	357
Deferred income taxes	76	(h)	11	87	86		-	86
Current liabilities of operations held for sale	614		-	614	436		-	436
Total current liabilities	7,512		90	7,602	7,591		79	7,670
Debt not maturing within one year	7,509	(h)	258	7,767	7,437	(h)	168	7,605
Deferred credits and other liabilities	4,240	(a)	16	3,604	4,099	(a)	17	3,450
		(d)	(735)			(d)	(730)
		(h)	83			(h)	64
Deferred income taxes	1,307	(a)	38	1,612	1,702	(a)	27	2,002
		(d)	157			(d)	156
		(g)	18			(g)	18
		(h)	92			(h)	99
Long-term liabilities of operations held for sale	321		-	321	323		-	323
Minority interests	329		-	329	519		-	519

Shareholders' equity
Redeemable non-retractable preference shares	160		-	160	160		-	160
Common shareholder's equity:
Common shares	6,615		-	6,615	6,461		-	6,461
Additional paid-in capital	117		-	117	128		-	128
Retained earnings	3,708	(a)	27	3,710	3,331	(a)	42	3,350
		(b)	(55)			(b)	(55)
		(g)	30			(g)	32
Common shares held by a subsidiary	(56)		-	(56)	(56)		-	(56)
Deferred translation adjustment	-	(a)	(29)	616	-	(a)	(29)	635
		(b)	55			(b)	55
		(f)	590			(f)	609
Accumulated other comprehensive income	204	(a)	37	-	253	(a)	12	-
		(c)	(5)			(c)	(6)
		(d)	354			(d)	350
		(f)	(590)			(f)	(609)
	10,588		414	11,002	10,117		401	10,518
	10,748		414	11,162	10,277		401	10,678
Total liabilities and shareholder's equity	31,966		431	32,397	31,948		299	32,247

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per share amounts, aluminum prices and as otherwise stated)

Prior period information has been restated to reflect the adoption of U.S. GAAP, effective January 1, 2004, and the reclassification of certain businesses as discontinued operations.

Overview

The company reported third quarter income from continuing operations of $176, or $0.47 per common share, up from $108, or $0.32 per common share, a year earlier. The improvement reflected the benefits of higher prices, improved volumes, mark-to-market adjustments on derivatives, contributions from acquisitions and synergies gains from Other Specified Items (OSIs). The term "Other Specified Items" is defined under "Definitions" at the end of Management's Discussion and Analysis. These benefits were partially offset by higher energy-related costs, higher operating and administrative costs and the negative impact of stronger local currencies versus the U.S. dollar. Compared to the second quarter of 2004, income from continuing operations decreased by $113 mainly due to foreign currency balance translation losses of $123 which more than offset the benefits from higher prices, mark-to-market adjustments on derivatives, contributions from synergies, lower operating and interest costs and gains from OSIs. Lower shipments due to normal seasonal slowing, higher energy-related and administrative costs, reduced technology sales and the negative impact of stronger local currencies versus the U.S. dollar also contributed to the decline in income from continuing operations over the second quarter.

Income from continuing operations for the third quarter of 2004 included a primarily non-cash, after-tax loss of $123, or $0.33 per common share, for the effects of foreign currency balance sheet translation, compared to an after-tax loss of $7, or $0.02 per common share, in the year-ago quarter and an after-tax gain of $63, or $0.17 per common share, in the second quarter of 2004. The loss in the third quarter of 2004 is due to the weakening in the U.S. dollar principally against the Canadian dollar. Although these effects are primarily non-cash in nature, they can have a significant impact on the company's net income. The term "foreign currency balance sheet translation" is defined under "Definitions" at the end of Management's Discussion and Analysis. Also included in income from continuing operations for the third quarter was a net after-tax gain of $23, or $0.06 per common share, for OSIs as compared to a net after-tax charge of $25, or $0.08 per common share, in the corresponding period of 2003 and an after-tax charge of $8, or $0.02 per common share, in the second quarter of 2004.

Net Income
(US$ millions, except where indicated)	Third Quarter		Second Quarter 2004
	2004	2003

Sales & operating revenues	6,243	3,529	6,252

Shipments (thousands of tonnes)
Ingot products*	566	420	586
Rolled products	670	502	666
Conversion of customer-owned metal	118	98	106
Aluminum used in engineered products & packaging	160	124	177
Total aluminum volume	1,514	1,144	1,535

Ingot product realizations (US$ per tonne)	1,899	1,577	1,862

Average London Metal Exchange 3-month price (US$ per tonne)	1,716	1,420	1,686

Included in income from continuing operations are:

Foreign currency balance sheet translation	(123)	(7)	63
Other Specified Items (OSIs)	23	(25)	(8)

Income from continuing operations	176	108	289
Income (Loss) from discontinued operations	(9)	(21)	42
Net income	167	87	331

Earnings per common share (US$ per common share)
Income from continuing operations	0.47	0.32	0.78
Net income	0.45	0.26	0.89
Average number of common shares outstanding (millions)	368.4	321.8	368.1

* Includes primary and secondary ingot and scrap aluminum

The principal items included in OSIs in the third quarter of 2004 were a deferred tax recovery of $46 related to further restructuring of Pechiney legal entities, restructuring charges of $13 related to the closure of a rolled products facility in the United Kingdom and an $11 charge for a purchase accounting adjustment related to inventory. In the third quarter of 2003, the principal items in OSIs included a loss of $13 on the sale of a subsidiary in Thailand, financing-related gains of $8 on the acquisition of Pechiney and legal and environmental provisions of $7 for sites in the U.S. and Switzerland. OSIs in the second quarter of 2004 included a deferred tax charge of $46 related to a tax reorganization, a gain of $42 resulting from a dilution in the company's interest in an anode-producing joint venture in the Netherlands, synergy costs of $8 related to the Pechiney and FlexPac acquisitions, and a gain related to changes in a pension program in Brazil (included in Other). OSIs are detailed in the table below.

Other Specified Items
(US$ millions, except where indicated)	Third Quarter		Second Quarter 2004
	2004	2003

Other Specified Items
Synergy costs	(3)	-	(8)
Restructuring charges	(17)	(5)	(5)
Asset impairment	-	(2)	(1)
Gains (losses) from non-routine sales of assets, businesses and investments	5	(13)	42
Tax effects from the restructuring of Pechiney legal entities	46	-	(46)
Legal and environmental provisions	-	(7)	(1)
Pechiney financing-related gains	-	8	-
Purchase accounting adjustments	(11)	-	-
Other	3	(6)	11
Other Specified Items	23	(25)	(8)

Continuing Operations

Sales and operating revenues were $6.2 billion in the third quarter, up $2.7 billion from a year earlier. Of the increase, approximately $2.2 billion was the result of acquisitions, primarily Pechiney, with the remainder reflecting higher prices, improved volumes and the stronger euro. Revenues were essentially unchanged from the second quarter of 2004.

Total aluminum volume, at 1,514 thousand tonnes (kt), was up 370 kt from a year earlier and down 21 kt from the preceding quarter. The year-over-year increase largely reflects the acquisition of Pechiney, while the quarter-over-quarter decline reflects the Arvida Soderberg capacity shutdown and the ongoing strike at the Becancour smelter in Quebec.

Ingot product realizations, at $1,899 per tonne, were $322 per tonne higher than in the year-ago quarter and $37 per tonne higher than in the second quarter, reflecting a tighter balance between supply and demand for primary aluminum. As a result of these conditions, LME prices as well as local market premia have improved.

Included in income from continuing operations for the third quarter were pre-tax expenses of $11 associated with the integration of Pechiney. Year to date, integration costs total $38. These expenses do not form part of the costs to realize synergy benefits, but principally reflect those expenses incurred in order to align management and compliance systems.

Income from continuing operations for the third quarter of 2004 included a pre-tax gain of $20 ($0.04 per common share after tax) arising from the marking to market of derivatives as compared to a pre-tax gain of $3 ($0.01 per common share after tax) in the year-ago third quarter and a pre-tax loss of $27 ($0.08 per common share after tax) in the second quarter of 2004. Results from discontinued operations for the third quarter of 2004 included a pre-tax mark-to-market loss of $3 as compared to a pre-tax gain of $44 in the second quarter.

Results for the third quarter of 2004 included non-cash expenses of $3 for stock options as compared to $5 in the year-ago quarter and $2 in the second quarter of 2004. Also included in the third quarter of 2004 was a non-cash pre-tax charge of $21 to mark long-term executive incentive compensation plans to market, reflecting the significant out-performance of Alcan's shares relative to the Standard & Poor's Industrials during the quarter.

For the third quarter, the average number of common shares outstanding was 368.4 million compared to 321.8 million in the comparable year-ago quarter and 368.1 million in the second quarter of 2004. The year-over-year increase reflects the additional shares issued in connection with the Pechiney acquisition. At September 30, 2004, there were 368.7 million shares outstanding.

Discontinued Operations

Discontinued operations include the results of the Ravenswood rolled products facility in the U.S., copper and ores and concentrates trading activities and certain non-core engineered products operations. The after-tax loss from discontinued operations was $9 in the third quarter, which included after-tax mark-to-market losses on derivatives of $3 mainly related to the trading activities referred to above. The after-tax loss of $21 a year earlier was mainly related to impairment charges for discontinued operations. After including the results of discontinued operations, the company reported net income of $167, or $0.45 per common share, compared to $87, or $0.26 per common share, a year earlier. Net income was $331, or $0.89 per common share, in the second quarter of 2004.

Subsequent to the end of the third quarter, Alcan divested the ores and concentrates trading operations.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of Management's Discussion and Analysis. Financial information for individual business groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with past practice and reflects the way the business groups are managed. However, with the adoption of U.S. GAAP, the BGP of these joint ventures is removed under the caption "Equity-accounted joint venture eliminations" and reported as equity income in reconciling to income from continuing operations.

The change in fair market value of derivatives has been removed from individual business group results and is shown on a separate line in reconciling to income from continuing operations. This presentation provides a more accurate portrayal of underlying business group results and is in line with the company's portfolio approach to risk management.

Business Group Profit
	Third Quarter		Second Quarter 2004

(US$ millions, except where indicated)	2004	2003

Business Group Profit
Bauxite and Alumina	129	56	137
Primary Metal	386	240	476
Rolled Products Americas and Asia	102	86	103
Rolled Products Europe	61	59	70
Engineered Products	46	31	73
Packaging	162	89	167
Segregated Businesses	16	-	18
Equity-accounted joint venture eliminations	(54)	(38)	(52)
Change in fair market value of derivatives	8	14	(12)

Corporate Items
Intersegment, corporate offices and other	(152)	(106)	(137)
Depreciation & amortization	(331)	(221)	(329)
Interest	(74)	(51)	(87)
Income taxes	(136)	(65)	(140)
Equity income	13	13	17
Minority interests	-	1	(15)

Income from continuing operations	176	108	289

Prior period information has been restated to reflect the removal of changes in the fair market value of derivatives from individual business group profits, except for currency derivatives related to the company's Korean subsidiary.

Bauxite and Alumina: BGP for the third quarter was $129, up $73 from the year-ago quarter. The increase reflected benefits of the acquisition of Pechiney and higher alumina prices. These favourable variances were partially offset by the impact of currency movements on operating costs and balance sheet translation and higher raw material, energy and freight costs. Compared to the second quarter of 2004, BGP decreased by $8 mainly due to the impact of balance sheet translation and higher energy prices, partly offset by the benefit of higher margins on commercial activities. While spot alumina prices have risen in recent months, Alcan's sales price realizations are not expected to change significantly in the fourth quarter, as the bulk of the company's sales are made under longer-term arrangements which are linked to LME aluminum prices. Considering the strength of the Canadian and Australian dollars and the euro, operating costs in U.S. dollar terms will continue to be negatively affected in the fourth quarter. During the third quarter, a $1.3 billion investment to expand and improve the Gove alumina refinery was announced. This will increase the refinery's capacity by 1.7 million tonnes per year (Mt/y) to 3.8 Mt/y and enhance environmental performance.

Primary Metal: BGP for the third quarter was $386, an increase of $146 from the year-ago quarter. Higher metal price realizations and contributions from Pechiney were partially offset by the adverse impact of the stronger Canadian dollar on operating costs and balance sheet translation and higher raw material costs. Shipments were affected by the closure in the second quarter of 2004 of 90 thousand tonnes per year (kt/y) of Soderberg smelter capacity at the company's Arvida complex in Quebec. On a sequential basis, BGP decreased by $90, which largely reflected the unfavourable impact of the stronger Canadian dollar, lower technology sales and the continuing strike at Aluminerie Becancour's (ABI) 400-kt/y smelter, in which the company has a 25% stake. The ABI smelter is currently operating at one third of its rated capacity. Higher price realizations and lower operating costs offset increased costs for alumina and oil-based raw materials, such as coke and pitch. Results for the third quarter of 2004 were reduced by $16 due to a reclassification of derivative gains related to prior quarters, which does not affect total company BGP or earnings. Looking ahead to the fourth quarter of 2004, the group is expected to benefit from the higher year-over-year metal prices, as well as from the contribution from Pechiney operations, but these will likely be partially offset by higher raw material costs and the impact of stronger local currencies against the U.S. dollar.

Rolled Products Americas and Asia: BGP for the third quarter was $102, up $16 from the year-ago quarter, reflecting record shipments on strengthening market conditions in Asia and North America and market share improvements in South America. In addition, higher conversion prices in all regions as well as a favourable product mix in North America more than offset the impact of negative metal price lags and higher costs for hardeners, alloys and scrap. Compared to the preceding quarter, BGP was largely unchanged as continued strong volumes and price improvements were offset by higher costs in North America and Asia, and metal price lags. The acquisition of Pechiney does not materially affect this group. For the fourth quarter, it is expected that the normal seasonal slowing in shipments in North America will be partially offset by volume increases in South America and Asia.

Rolled Products Europe: BGP for the third quarter was $61, an increase of $2 over the year-ago quarter. The group's results benefited from some volume gains, contributions from former Pechiney operations, cost reductions, metal price lags, as well as from the translation of euro-denominated results into U.S. dollars. Largely offsetting these positive factors was a weaker sales mix, softer margins and provision of $10 for the closure of the Falkirk facility in the U.K. While some end markets are showing modest improvement, the strong euro continues to keep margins and volumes under pressure. Faced with difficult market conditions, the group continues to focus on optimizing its portfolio of products and reducing costs. BGP was $9 lower than in the second quarter due to the normal summer seasonal slowing.

Engineered Products: BGP for the third quarter was $46, an increase of $15 over the year-ago quarter. The increase was driven by contributions from the Pechiney, Baltek and Gator-Cor acquisitions, higher volumes and cost reductions, partly offset by higher energy-related costs. BGP was $27 lower than in the second quarter reflecting the normal seasonal slowdown in Europe. Fourth quarter results are expected to reflect continued strong demand in aerospace offset by the seasonal slowing in demand normally seen towards year end.

Packaging: BGP for the third quarter was $162, up $73 from the year-ago quarter. The increase reflected the acquisition of Pechiney, volume growth, the realization of synergies from the Pechiney and FlexPac acquisitions and the positive impact of the stronger euro. These positive factors were partially offset by a significant increase in raw material costs, most notably resin. Compared to the second quarter of 2004, BGP declined by $5 as seasonally softer demand was accompanied by higher raw material costs. While business conditions are expected to remain mixed in the fourth quarter, the progressive realization of merger synergies and operating cost improvements is expected to help offset the continuing squeeze on margins due to higher raw material costs.

Segregated Businesses: These include the BGP of operations identified for potential divestment under the terms of the Pechiney acquisition. These assets are being held separate and managed by independent trustees. Operations in this category include the Neuf-Brisach, Rugles and Annecy rolling mills and aluminum cartridges packaging operations. The Ravenswood rolling mill will continue to be included in discontinued operations as long as the U.S. Department of Justice obligation to hold separate remains in place and until such time as Alcan reaches a decision on the status of the facility.

Change in fair market value of derivatives: For the third quarter of 2004, BGP included mark-to-market gains of $14, of which $6 is included in results for the Rolled Products Americas and Asia group, with a further gain of $6 included in Intersegment, corporate offices and other. The company uses derivatives to hedge specific, underlying exposures which will offset these largely non-cash, mark-to-market gains over time. Pending the completion of the Novelis spin-off and a review of its ongoing currency exposures, Alcan has elected not to use hedge accounting for most of its currency derivatives. In the future, the company will adopt hedge accounting where appropriate, largely eliminating the impact of mark-to-market fluctuations on income.

Reconciliation to Net Income

The Intersegment, corporate offices and other expense category includes the elimination of profits on intersegment sales of aluminum, corporate head office costs as well as other non-operating items. In the second quarter of 2004, non-operating items included a pre-tax gain of $42 on the dilution of Alcan's interest in a joint venture. The year-over-year increase mainly reflects the acquisition of Pechiney and the impact of higher metal prices on intercompany profit deferrals.

Depreciation and amortization, at $331, was $110 higher than in the year-ago quarter primarily reflecting the impact of the Pechiney acquisition. Capital spending was 84% of depreciation versus 104% in the year-ago quarter and 83% in the prior quarter.

Interest expense of $74 for the third quarter was higher than in the prior-year quarter reflecting the impact of debt raised to finance the Pechiney transaction together with debt assumed upon acquisition. Compared to the second quarter of 2004, interest expense declined by $13 mainly due to the impact of purchase accounting adjustments.

Investments in entities over which Alcan has significant influence but does not control are accounted for using the equity method. Equity income was $13 in the third quarter, the same as in the year-ago quarter, and $17 in the prior quarter.

The company's effective tax rate on income from continuing operations was 45% in the third quarter and 36% year to date. The effective tax rate increased from 33% in the second quarter principally due to the impact of the stronger Canadian dollar. The effective tax rate on income from continuing operations was 41% for the year-ago quarter and 73% for the first nine months of 2003.

Liquidity and Capital Resources

Operating Activities

Cash generated from operating activities in continuing operations was $712 in the third quarter of 2004 as compared to $550 a year earlier. The improvement in cash flow over the prior year quarter is mainly due to an increase in earnings which more than offset a reduced contribution from working capital.

The term "Free cash flow" is defined under "Definitions" at the end of Management's Discussion and Analysis. After dividends of $59 and capital expenditures of $277, free cash flow from continuing operations was $376 for the third quarter of 2004. In the year-ago quarter, after dividends of $51 and capital expenditures of $230, free cash flow from continuing operations was $269.

Financing Activities

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Debt as a percentage of invested capital at September 30, 2004 was 45%, as compared to 46% at the end of the second quarter and 31% at the end of the prior-year quarter. The year-on-year increase in leverage reflects new debt raised and assumed on the Pechiney acquisition in December 2003.

Debt as a Percentage of Invested Capital
(US$ millions, unless otherwise noted)	30 September		30 June	31 December
	2004	2003	2004	2003
Debt
Short-term borrowings	1,025	359	869	1,764
Debt maturing within one year	544	168	445	341
Debt not maturing within one year	7,509	3,262	7,879	7,437
Debt of operations held for sale	8	(4)	10	1
Total debt	9,086	3,785	9,203	9,543
Equity
Minority interests	329	147	341	519
Redeemable non-retractable preference shares	160	160	160	160
Common shareholders' equity	10,588	8,184	10,337	10,117
Total equity	11,077	8,491	10,838	10,796
Total invested capital	20,163	12,276	20,041	20,339
Debt as a percent of invested capital (%)	45%	31%	46%	47%

Investment Activities

Capital expenditures during the third quarter of 2004 were $277 compared to $230 a year earlier. Capital expenditures were higher in the current year's quarter as a result of the inclusion of Pechiney's spending, as well as for expenditures related to the 305 kt/y expansion of the Alouette smelter in Quebec, in which Alcan has a 40% stake. Capital expenditures for the full year are expected to be below depreciation expense.

Liquidity

The company has a global, multi-currency, 5-year, $3 billion credit facility with a syndicate of major international banks. The credit facility is available for general corporate purposes including back-up for commercial paper borrowings. As of the date of this report, commercial paper borrowings were $2.1 billion and as a result, the unused portion of the credit facility was $900. The company believes that the cash from continuing operations, together with its credit facility, will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the company's ability to access global capital markets, considering its investment grade credit rating, should provide any additional liquidity that may be required to meet unforeseen events.

Contractual Obligations

The company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. During the quarter ended September 30, 2004, long-term purchase obligations increased (decreased) by $507 (less than 1 year: $(42); 1 - 3 years: $214; 3 - 5 years: $148; and greater than 5 years: $187).

There were no other material changes in the company's contractual obligations in the third quarter of 2004 from the amounts reported in the second quarter Form 10-Q.

Selected Annual Information
Selected unaudited financial data for each of the company's three most recently completed financial years is as follows:
	31 December
(US$ millions, unless otherwise noted)	2003	2002	2001

Sales and operating revenues	13,850	12,483	12,545

Income (Loss) from continuing operations	262	421	(60)

Net income (Loss)	64	(348)	(78)

Total assets	31,948	17,761	17,551

Total long-term debt	7,778	3,369	3,411

(US$ per common share)

Income (Loss) from continuing operations per share - basic and diluted	0.79	1.29	(0.21)

Net income (Loss) per share - basic and diluted	0.18	(1.10)	(0.27)

Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information
Selected unaudited financial data for each of the company's eight most recently completed quarters is as follows:
(US$ millions, unless otherwise noted)	Q3-04	Q2-04	Q1-04	Q4-03	Q3-03	Q2-03	Q1-03	Q4-02

Sales and operating revenues	6,243	6,252	6,078	3,567	3,529	3,505	3,249	3,165

Income from continuing operations	176	289	125	115	108	23	16	48

Net income (Loss)	167	331	106	96	87	(92)	(27)	38

(US$ per common share)

Income from continuing operations per share - basic and diluted	0.47	0.78	0.34	0.36	0.32	0.07	0.04	0.14

Net income (Loss) per share - basic and diluted	0.45	0.89	0.29	0.30	0.26	(0.29)	(0.09)	0.11

Commitments and Contingencies

The company's commitments and contingencies are fully described in note 12 to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method. These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to note 12 to the Consolidated Financial Statements in the Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2004 (Form 8-K).

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

The company's critical accounting policies are more fully described in note 3 to the Consolidated Financial Statements, contained in the Form 8-K, except for the recently adopted accounting policies described in note 2 to the Consolidated Financial Statements.

Reconciliation of Canadian to U.S. GAAP

A reconciliation of Alcan's Consolidated Statement of Income and Consolidated Balance Sheet between U.S. GAAP and Canadian GAAP is contained in note 17 of the financial statements. The impact of material differences is discussed below.

	Third Quarter		Third Quarter		Nine Months		Nine Months
GAAP	2004		2003		2004		2003
(US$ per common share)	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.
Income from continuing operations per share - basic	0.39	0.47	0.34	0.32	1.54	1.59	0.39	0.43
Net income (Loss) per share - basic	0.37	0.45	0.28	0.26	1.58	1.63	(0.04)	(0.12)

Net income per common share under Canadian GAAP was $0.37 and $1.58 compared to $0.45 and $1.63 under U.S. GAAP for the quarter and nine months ended September 30, 2004, respectively. The difference relates principally to accounting for derivatives. For the quarter and nine months ended September 30, 2003, net income (loss) per common share under Canadian GAAP was $0.28 and $(0.04), respectively, compared to $0.26 and $(0.12), respectively, under U.S. GAAP. The principal reason for the difference was the cumulative effect of an accounting change for asset retirement obligations discussed below and derivatives. The differences in net income had no material impact on the discussion of results of operations for the periods presented.

Joint Ventures

The major ongoing difference between U.S. GAAP and Canadian GAAP deals with the accounting for joint ventures. Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method. This different accounting treatment affects only the display and classification of financial statement items and has no impact on net income or shareholders' equity. This difference had no material impact on the discussion of the results of operations. The major impact of the difference in accounting treatment on the balance sheet was to increase operating working capital from continuing operations at September 30, 2004 by $65 ($8 at December 31, 2003) under Canadian GAAP compared to U.S. GAAP. Under Canadian GAAP, net property, plant and equipment at September 30, 2004 was $956 higher than under U.S. GAAP ($831 at December 31, 2003). Under Canadian GAAP, goodwill was higher by $176 at September 30, 2004 ($174 at December 31, 2003). Under Canadian GAAP, deferred charges and other assets (which include investments accounted for under the equity method) were $751 lower ($664 at December 31, 2003) as compared to U.S. GAAP.

Debt as a percentage of invested capital as at September 30, 2004 and December 31, 2003 was the same under Canadian GAAP as under U.S. GAAP. For the quarter and nine months ended September 30, 2004, interest expense under Canadian GAAP was higher than under U.S. GAAP by $4 and $10, respectively (2003: $1 and $4).

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

The impact of the different accounting treatments for derivatives was to decrease net income under Canadian GAAP by $29 and $15, respectively, for the quarter and nine months ended September 30, 2004 (increase of $8 and decrease of $12, respectively, to net income for the quarter and nine months ended September 30, 2003). This difference had no material impact on the discussion of results for the periods presented.

In addition, because Canadian GAAP does not have the concept of Other Comprehensive Income, certain amounts related to cash flow hedges classified in shareholders' equity on the balance sheet under U.S. GAAP were reclassified to various asset and liability accounts under Canadian GAAP.

Minimum Pension Liability

Canadian GAAP does not require the recognition of a minimum pension liability if the accumulated benefit obligation exceeds the market value of plan assets. This difference had no impact on net income but did result in shareholders' equity under Canadian GAAP being higher by $354 at September 30, 2004 ($350 at December 31, 2003). At September 30, 2004, total assets were lower by $224 ($224 at December 31, 2003) and total pension liabilities were lower by $735 ($730 at December 31, 2003) under Canadian GAAP.

Acquired In-Process Research and Development

In-process research and development acquired from Pechiney amounted to $50. Under Canadian GAAP, the amount is amortized over 15 years. Under U.S. GAAP, it was expensed in the fourth quarter of 2003.

Asset Retirement Obligations

U.S. GAAP net income for the nine months ended September 30, 2003, included an after-tax charge of $39 for the cumulative effect of an accounting change which, under Canadian GAAP was treated as an adjustment to retained earnings.

Cautionary Statement

Statements made in this quarterly report which describe the company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. The company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized. Important factors which could cause such differences include global supply and demand conditions for aluminum and other products, aluminum ingot prices and changes in raw materials' costs and availability, changes in the relative value of various currencies, cyclical demand and pricing within the principal markets for the company's products, regulatory approvals and other factors affecting the timing of the planned spin-off of Novelis, changes in government regulations, particularly those affecting environmental, health or safety compliance, economic developments, relationships with and financial and operating conditions of customers and suppliers, the effects of integrating acquired businesses and the ability to attain expected benefits and other factors within the countries in which the company operates or sells its products and other factors relating to the company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes.

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

"Debt as a percentage of invested capital" does not have a uniform definition. Because other issuers may calculate debt as a percentage of invested capital differently, Alcan's calculation may not be comparable to other companies' calculations. The reconciliation presented earlier explains the calculation. The figure is calculated by dividing borrowings by total invested capital. Total invested capital is equal to the sum of borrowings and equity, including minority interests. The company believes that debt as a percentage of invested capital can be a useful measure of its financial leverage as it indicates the extent to which it is financed by debt holders. The measure is widely used by the investment community and credit rating agencies to assess the relative amounts of capital put at risk by debt holders and equity investors.

"Foreign currency balance sheet translation" effects largely arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into U.S. dollars for reporting purposes. Although these effects are primarily non-cash in nature, they can have a significant impact on the company's net income.

"Free cash flow" consists of cash from operating activities in continuing operations less capital expenditures and dividends. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for investment opportunities and debt service.

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

The number of common shares outstanding as at November 4, 2004 is 369,026,554.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow. See risk factors on page 4 of the Company's annual report on Form 10-K for the year ended December 31, 2003.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at September 30, 2004 net of its invested surplus cash and time deposits at September 30, 2004 would be to reduce net income for a 12-month period by $5. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies of the Form 8-K filed with the U.S. Securities and Exchange Commission on June 14, 2004 (Form 8-K).

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at September 30, 2004.
								Total Nominal Amount	Fair Value

(In US$ millions, except contract rates)		2004	2005	2006	2007	2008	2009

FORWARD CONTRACTS
To purchase USD against the foreign currency

CHF	Nominal amount	12	44	25	2	2	1	86	(5)
	Average contract rate	1.371	1.331	1.294	1.287	1.261	1.238

GBP	Nominal amount	-	10	2	-	-	-	12	(1)
	Average contract rate	-	1.717	1.551	-	-	-

Other	Nominal amount	5	-	-	-	-	-	5	-

To sell USD against the foreign currency

AUD	Nominal amount	22	-	-	-	-	-	22	2
	Average contract rate	0.660	-	-	-	-	-

GBP	Nominal amount	64	-	-	-	-	-	64	-
	Average contract rate	1.7795	-	-	-	-	-

EUR	Nominal amount	212	128	45	8	-	-	393	45
	Average contract rate	1.1502	1.0219	1.0246	1.0324

ZAR	Nominal amount	4	2	-	-	-	-	6	-
	Average contract rate	6.17	6.268	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	240	378	96	51	11	6	782	(35)
	Average contract rate	1.188	1.183	1.154	1.174	1.088	1.125

USD	Nominal amount	-	-	1,234	-	-	-	1,234	(39)
	Average contract rate	-	-	1.1984	-	-	-

CHF	Nominal amount	12	36	21	4	4	3	80	(1)
	Average contract rate	1.5348	1.5158	1.4887	1.4610	1.4430	1.4266

								Total Nominal Amount	Fair Value

(In US$ millions, except contract rates)		2004	2005	2006	2007	2008	2009

GBP	Nominal amount	34	8	6	-	-	-	48	-
	Average contract rate	0.690	0.691	0.702	-	-	-

ZAR	Nominal amount	6	10	-	-	-	-	16	-
	Average contract rate	8.140	8.299	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	15	12	-	-	-	-	27	-
	Average contract rate	0.6857	0.6870

AUD	Nominal amount	2	8	-	-	-	-	10	-
	Average contract rate	1.760	1.772	-	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.532	-	-	-	-	-

JPY	Nominal amount	7	4	-	-	-	-	11	-
	Average contract rate	132.048	132.660	-	-	-	-

Other	Nominal amount	7	-	-	-	-	-	7	1

OPTIONS
To sell USD against the foreign currency

AUD	Nominal amount	8	-	-	-	-	-	8	1
	Average contract rate	0.640	-	-	-	-	-

EUR	Nominal amount	10	46	-	-	-	-	56	12
	Average contract rate	0.9370	0.9725	-	-	-	-

GBP	Nominal amount	4	-	-	-	-	-	4	-
	Average contract rate	1.710	-	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see note 3 - Summary of Significant Accounting Policies of the Form 8-K.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at September 30, 2004 would be to increase net income over the period ending December 2006 by approximately $52 ($2 in 2004, $39 in 2005 and $11 in 2006). These results reflect a 10% reduction from the September 30, 2004, three-month LME aluminum closing price of $1,845 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at September 30, 2004. The Company's aluminum forward contract positions, producing the above results, are entered into to hedge future sales and future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 25,000 tonnes, which is marked-to-market. In addition, see page 26 of the Form 8-K.

Item 4. Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 12 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2., 3., 4. and 5.

The registrant has nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

	(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	i)	a report on Form 8-K was furnished on August 5, 2004 under Item 12 thereof, in connection with the earnings release reporting the Company's financial results for the six-month period ended June 30, 2004.

	ii)	a report on Form 8-K was filed on September 28, 2004 under Item 5.02 thereof, announcing the appointment of Dr. Onno H. Ruding as a Director of the Board.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCAN INC.

Dated: November 9, 2004	By:	/s/ Thomas J. Harrington
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