Form 10-K
period 2004-12-31
ALCAN INC
filed 2005-03-16
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[ X ]	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended 31 December 2004 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-3677

 Alcan Inc.

Incorporated in:	I.R.S. Employer Identification No.:
Canada	Not applicable

1188 Sherbrooke Street West,
Montreal, Quebec, Canada H3A 3G2	Telephone: (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without nominal or par value	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

4 7/8% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes  X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes X No ___.

The aggregate market value of the voting stock held by non-affiliates:	USD 15,244 million, as of 30 June 2004

Common Stock of Registrant outstanding:	370,037,313 Common Shares, as at 2 March 2005.

Documents incorporated by reference:

Portions of the Proxy Circular for the Annual Meeting to be held on 28 April 2005

INDEX TO ALCAN INC.
2004 ANNUAL REPORT ON FORM 10-K

		Page
PART I
Items
1 and 2	Business and Properties..........................................................................................	6
	Overview of Operating Segments..............................................................................	6
	History / Recent Developments................................................................................	8
	Alcan Business Groups...........................................................................................	14
	Bauxite and Alumina.......................................................................................	14
	Primary Metal.................................................................................................	17
	Rolled Products Americas and Asia..................................................................	22
	Rolled Products Europe...................................................................................	23
	Engineered Products.......................................................................................	24
	Packaging......................................................................................................	29
	Information by Geographic Areas..............................................................................	30
	Research and Development......................................................................................	31
	Environment, Health and Safety................................................................................	31
	Properties..............................................................................................................	32
	Employees.............................................................................................................	32
	Patents, Licenses and Trademarks...........................................................................	32
	Competition and Government Regulations.................................................................	33
Item 3	Legal Proceedings..................................................................................................	34
	Environmental Matters.............................................................................................	34
	Other Matters.........................................................................................................	37
Item 4	Submission of Matters to a Vote of Security Holders..................................................	39

PART II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters..............	40
Item 6	Selected Financial Data...........................................................................................	42
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations..........................................................................................	43
Item 7A	Quantitative and Qualitative Disclosures about Market Risk........................................	43
Item 8	Financial Statements and Supplementary Data..........................................................	48
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................................	48
Item 9A	Controls and Procedures.........................................................................................	48
Item 9B	Other Information....................................................................................................	49

PART III
Item 10	Directors and Executive Officers of the Registrant......................................................	50
Item 11	Executive Compensation.........................................................................................	54
Item 12	Security Ownership of Certain Beneficial Owners and Management.............................	54
Item 13	Certain Relationships and Related Transactions.........................................................	56
Item 14	Principal Accountant Fees and Services...................................................................	56

PART IV
Item 15 Exhibits and Financial Statement Schedules.............................................................		57
Signatures....................................................................................................................................		61
Consent of Independent Accountants..............................................................................................		63

PART I

In this report, unless the context otherwise requires, the following definitions apply:

"Alcan", "Company", "Registrant" or the "Issuer" means Alcan Inc. and, where applicable, one or more Subsidiaries,

"Algroup" means Alusuisse Group Ltd. (now Alcan Holdings Switzerland Ltd.), a Subsidiary of Alcan following the Algroup Combination,

"Algroup Combination" means the process by which Algroup became a Subsidiary of Alcan on 17 October 2000, through the completion of a share exchange offer by Alcan for the shares of Algroup,

"Annual Report" means Alcan's annual report to Shareholders for the year ended 31 December 2004,

"Business Group" refers to each of Alcan's business groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging and, prior to the Novelis Spin-off, Rolled Products Americas and Asia and Rolled Products Europe,

"Board" or "Board of Directors" means the board of directors of Alcan,

"Director" means a director of Alcan,

"Dollars" or "$" means U.S. Dollars, unless otherwise specified,

"Executive Officers" means the President and Chief Executive Officer, the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Treasurer, the Controller and the Corporate Secretary of Alcan,

"Joint Venture" means an association (incorporated or unincorporated) of companies jointly undertaking a commercial enterprise, but in which Alcan does not hold or exercise a controlling interest. Joint Ventures are accounted for using the equity method, except for joint ventures over which Alcan has an undivided interest in the assets and liabilities, which are consolidated to the extent of Alcan's participation,

"LME" means the London Metal Exchange,

"Novelis" means Novelis Inc., a corporation incorporated under the Canada Business Corporations Act and formed to acquire, pursuant to the Novelis Spin-off, the businesses contributed by Alcan,

"Novelis Spin-off" means the transfer to Novelis of substantially all of the aluminum rolled products businesses held by Alcan prior to the Pechiney Combination and Novelis becoming an independent publicly-traded company on 6 January 2005,

"Proxy Circular" means the management proxy circular prepared in connection with Alcan's Annual Meeting of Shareholders to be held on 28 April 2005, and any adjournment thereof,

"Pechiney" means Pechiney, a French société anonyme, a Subsidiary of the Company following the Pechiney Combination,

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

Certain information called for by Items of this Form 10-K Report is incorporated by reference to the Consolidated Financial Statements, to the Management's Discussion and Analysis of Financial Condition and Results of Operations and to the Proxy Circular, each of which is filed herewith as an exhibit to this report. Such information is specifically identified herein, including by the reference "See Consolidated Financial Statements", ''See Management's Discussion and Analysis of Financial Condition and Results of Operations'' or "See Proxy Circular". With the exception of information specifically incorporated by reference from the Proxy Circular, such Proxy Circular is not to be deemed filed as part of this Form 10-K Report. Information incorporated by reference is considered to be part of this report, and information filed later with the Securities and Exchange Commission ("SEC") will automatically update and supersede this information.

Information contained in or otherwise accessed through the Company's website, or any other website referred to in this Form 10-K Report, does not form part of this Form 10-K Report and any website addresses contained herein are inactive textual references only.

Special Note Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Terms such as "believes", "expects", "may", "will", "could", "should", "anticipates", "estimates", "intends" and "plans" and the negatives of and variations on terms such as these signify forward-looking statements. Because these forward-looking statements include risks and uncertainties, readers are cautioned that actual results may differ materially from the results expressed in or implied by the statements.

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

  the consequences of transferring most of the aluminum rolled products businesses operated by Alcan to Novelis, in particular as regards to the trading price of Alcan common shares and the liabilities that could arise as a result of the Novelis Spin-off;

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

  changes in prevailing interest rates and equity market returns related to pension plan investments, which may result in Alcan's being required to make larger than expected pension plan contributions;

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading "Risks and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The text under such heading is incorporated herein by reference.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Alcan files annual, quarterly and special reports and other information with the SEC. Any document so filed can be viewed at the SEC's public reference room at 450 Fifth Street, N. W., Washington, D. C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC's website at www.sec.gov. Such documents are also available through Alcan's website at www.alcan.com. Alcan's website also includes the Charters of its Board of Directors and of its four Committees of the Board of Directors: the Corporate Governance, the Audit, the Human Resources and the Environment, Health & Safety Committees, as well as its Worldwide Code of Employee and Business Conduct, available in 13 languages.

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

Alcan is the parent company of an international group involved in many aspects of the aluminum and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, production of specialty alumina, aluminum smelting, manufacturing and recycling, flexible and specialty packaging, as well as related research and development.

On 18 and 26 May 2004, Alcan announced the proposed spin-off of substantially all of the aluminum rolled products businesses held by Alcan prior to the Pechiney Combination to an independent publicly-traded company, later designated as Novelis. The Novelis Spin-off was completed on 6 January 2005, as discussed below.

On 31 December 2004, Alcan employed approximately 82,500 people in 58 countries. Following completion of the Novelis Spin-off, Alcan employed approximately 73,000 people in 55 countries.

A.         OVERVIEW OF OPERATING SEGMENTS

On 31 December 2004, the Company operated through six Business Groups, each responsible for the different business units of which they are comprised. Pechiney's business operations were integrated into these Business Groups during 2004. The operating segments include the Company's proportionate share of Joint Ventures (including Joint Ventures accounted for using the equity method), as they are managed within each operating segment.

In 2004, the operating segments of the Company were:

1.1       Bauxite and Alumina, headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning and/or operating seven bauxite mines and deposits in five countries , six smelter-grade alumina plants in four countries and seven specialty alumina plants in four countries;

1.2      Primary Metal, also headquartered in Montreal, this group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and aluminum fluoride, technology sales, equipment sales and engineering operations, operating or having interests in 24 smelters in 12 countries, power facilities in five countries and ten technology and equipment sales centres in eight countries;

1.3       Rolled Products Americas and Asia, headquartered in Cleveland, U.S., this group produces aluminum sheet and light gauge products, operating 15 plants in five countries;

1.4       Rolled Products Europe, headquartered in Zurich, Switzerland, this group produces aluminum sheet, including automotive, can and lithographic sheet, plate and foil stock production, operating 21 plants in seven countries;

1.5      Engineered Products, headquartered in Paris, France, this group produces rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre-reinforced plastic and foam-plastic in 48 plants located in 11 countries. Also part of this group are 50 service centres in 13 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers and the nearly 40 offices in 36 countries that sell and source products in 60 countries; and

1.6       Packaging, headquartered in Paris, France, this group consists of Alcan's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating approximately 180 plants in 27 countries. This Business Group has a multi-material approach to customer needs, including plastics, aluminum, paper, paperboard, glass and steel.

Substantially all of the rolled products facilities comprising the Rolled Products Americas and Asia Business Group and the Rolled Products Europe Business Group, as well as eight facilities from the Bauxite and Alumina, Primary Metal and Packaging Business Groups, were transferred to Novelis as of 6 January 2005 in connection with the Novelis Spin-off.

Since the Novelis Spin-off, the Company has operated through four Business Groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging.

HISTORY / RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada. It was formed as a subsidiary of the Pittsburgh Reduction Company, one of the founding companies of the aluminum industry, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, the international operations and domestic U.S. operations were separated into two competing companies that became Alcan and Alcoa Inc., respectively. During the Second World War, substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the post-war period, Alcan expanded internationally and invested in fabricating activities to stimulate demand for its primary metal production.

Alcan continued its international expansion with the Algroup Combination and the Pechiney Combination, both of which significantly increased the Company's presence in the packaging industry.

1.         Alcan's Recent Developments

In the past year, Alcan reported the major events related to its business and corporate governance described below. Events related to the Novelis Spin-off are separately described under the heading "The Novelis Spin-off" below.

On 15 December 2003, through the Pechiney Combination, Alcan acquired a majority of the shares of Pechiney, a French aluminum and packaging company, which then became a Subsidiary. On 6 February 2004, Alcan became owner of all outstanding Pechiney common shares, Pechiney Bonus Allocation Rights, Pechiney OCEANEs and Pechiney American Depositary Shares (collectively "Pechiney securities").

On 8 January 2004, the Company announced that it had secured 97.95% of Pechiney's total share capital as of the expiry of the re-opened offer on 23 December 2003, following the initial offer launched by the Company for Pechiney securities in 2003.

On 15 January 2004, Alcan acquired all Pechiney securities tendered into the re-opened offer. As consideration for the securities tendered into the re-opened offer, Alcan issued 2,082,075 Alcan Common Shares and paid €126 million. On 19 January 2004, Alcan also paid €81 million as additional consideration to holders of Pechiney securities who tendered their securities during the initial offer.

On 22 January 2004, the Company announced that it would permanently halt production at its 60‑year‑old Jonquière Söderberg primary aluminum facility, in the Saguenay region of Quebec, by the second quarter of 2004. Compared to the other Alcan smelters in Quebec, the Jonquière Söderberg plant had the highest production costs, faced the greatest environmental challenges and was one of the least energy efficient.

On 23 January 2004, the Company announced that its withdrawal offer had opened that day as a required step for it to acquire all remaining Pechiney securities in accordance with French securities regulations. The withdrawal offer was opened for ten French trading days until 5 February 2004 and was followed on 6 February 2004 by a compulsory acquisition by which Alcan became the owner of the remaining Pechiney securities.The consideration that  Alcan paid in the withdrawal offer and the subsequent compulsory acquisition was €48.50 in cash for each Pechiney common share (including, for purposes of the compulsory acquisition, Pechiney common shares underlying outstanding Pechiney American Depositary Shares); €4.85 in cash for each Pechiney Bonus Allocation Right; and €82.86 in cash for each Pechiney OCEANE.

On 9 February 2004, the Company announced that, as a result of the compulsory acquisition on 6 February 2004, it had acquired all Pechiney securities it did not already own. The Pechiney common shares were de-listed from the Euronext Paris stock exchange on 6 February 2004. On 9 February 2004, Pechiney filed a notice of termination of registration with the SEC and ceased to be a reporting issuer under the Securities Exchange Act of 1934.

On 17 February 2004, the Company announced the appointment of Mr. Yves Mansion and Mr. Jean-Paul Jacamon as Directors of the Company. Mr. Mansion is chairman and chief executive officer of Société Foncière Lyonnaise and a member of the French Collège de l'Autorité des marchés financiers. He was group managing director of Assurances Générales de France from 1990 to 2001. Mr. Mansion was a member of the supervisory board of Euler Hermes and deputy director of l'Entreprise de Recherche et d'activités pétrolières. Mr. Jacamon is non-executive chairman of Bonna Sabla and of Gardiner Group. He was chief operating officer and director of Schneider Electric from 1996 to 2002. He is also a director of Le Carbone Lorraine, STACI and AMEC plc.

On 10 March 2004, the Company announced it had secured the necessary regulatory and government approvals for the implementation of the previously announced definitive joint venture agreement with the Qingtongxia Aluminium Company and the Ningxia Electric Power Development and Investment Co. Ltd. Alcan has forecasted an investment of approximately $150 million (of which $110 million was invested as at 31 December 2004) for a 50% participation and for a secure power supply in an existing 150‑kilotonne modern pre-bake smelter located in the Ningxia autonomous region in the People's Republic of China. The joint venture agreement has also given Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250‑kilotonne potline, which is currently under construction.

On 14 May 2004, the Company announced the sale of the Boxal Group, a manufacturer of aluminum aerosol cans and part of the Alcan Packaging Business Group, to Exal Holdings B.V., a Dutch privately held company. The sale was approved by the European Commission and was part of the mandated divestments arising from the Pechiney Combination.

On 9 September 2004, the Company announced its decision to proceed with an investment to expand and improve its Gove alumina refinery in the Northern Territory of Australia. The $1.3 billion investment was earmarked to increase the refinery's capacity from about 2.1 million tonnes per year to approximately 3.8 million tonnes and represented approximately a 30% increase in the Company's overall alumina production capacity.

On 28 September 2004, the Company announced the appointment of Dr. H. Onno Ruding as a Director of the Company. Dr. Ruding is a former Minister of Finance of the Netherlands and was an Executive Director of the International Monetary Fund in Washington, D.C. and a member of the Board of Managing Directors of AMRO Bank in Amsterdam. He is the former Vice Chairman of Citicorp and Citibank, N.A. Dr. Ruding serves as a director on the boards of Corning Inc., Holcim AG and RTL Group and is president of the Centre for European Policy Studies (CEPS) in Brussels.

On 8 October 2004, the Company announced that it had reached an agreement to sell assets within its ores and concentrates trading business, which was operated through Pechiney World Trade (USA), Inc. and Pechiney Trading Limited (UK), to its current management team.

On 16 November 2004, the Company announced the sale of the assets of its zinc and lead metal trading business to Trafigura Ltd., an independent commodity trading company. The scope of the transaction included the inventories of Alcan's zinc and lead metal trading and the commercial agreements related to the business, which was operated through Pechiney Trading Limited (UK).

On 18 November 2004, the Company announced that it will conduct a new feasibility study for the construction of a new aluminum smelter in Coega, Eastern Cape Province, South Africa, with the South African Government and their Industrial Development Corporation.

On 24 November 2004, the Company announced that it had signed a protocol of negotiation with Alcoa World Alumina LLC and the Government of the Republic of Guinea for the development of a 1.5-million tonne per year alumina refinery in the West African nation. The protocol sets out the items and framework for the alumina refinery project, which will be negotiated with the Government of the Republic of Guinea during the upcoming months as part of the memorandum of understanding between the parties, announced in May 2004.

On 25 November 2004, the Company announced that it has begun consultations with employee representatives on a proposed restructuring involving nine European sites. The proposed restructuring effort would include the downsizing of activities at four sites, two potential sales and three plant closures.

On 29 December 2004, the Company announced that it had paid Powerex, a subsidiary of B.C. Hydro, a sum of $110 million to settle a claim associated with the collapse of Enron Corp. in late 2001 (see page 37). The Company also announced that it had advised B.C.Hydro that it was providing contractual notice for the recall of 140 Megawatts of power it sells to B.C. Hydro under their Long-Term Electricity Purchase Agreement.

Also on 29 December 2004, the Company announced that it had entered into an agreement with Mytilineos Holdings S.A. of Greece, for the sale of Alcan's controlling interest in Aluminium de Grèce S.A.

On 30 December 2004, the Company announced that it had reached agreement on the principal terms of a sale of its ferroalloy division, Pechiney Électrometallurgie (PEM), to Ferroatlántica, S.L, of Spain.

On 11 January 2005, the Company announced it would build two new packaging plants in Russia with an investment of $55 million.

On 3 February 2005, the Company announced the appointment of Mr. Michael Hanley as Executive Vice President of the Company. Mr. Hanley also joined the Office of the President.

On 15 February 2005, the Company announced that it had reached an agreement with the UK administrators of Parkside International, to acquire the assets of Parkside's flexible food packaging plant in Zlotow, Poland.

On 23 February 2005, the Company announced that it had signed a shareholders' agreement on that day with the Oman Oil Company S.A.O.C. ("OOC") and the Abu Dhabi Water and Electricity Authority ("ADWEA") in the development of a proposed 325-kilotonne per annum aluminum smelter project in Sohar, Oman. In June 2004, Alcan announced that it is committed to a 20% stake in the Sohar Aluminium Company L.L.C., with OOC and ADWEA each owning a 40% share. Under a technology transfer agreement, the Company will provide Sohar Aluminium Company L.L.C. with a license and related technical services necessary to implement the Company's AP35 Technology. ADWEA will be providing technical services and management support for the power plant. Alcan would also have the option of acquiring up to a 60% interest in a second potline of similar capacity. The decision for the final approval of the project is expected in the second half of 2005, as well as final construction approval date. Construction activities would begin shortly thereafter, with full production expected by 2008.

2.         Novelis Spin-off

Under the Novelis Spin-off completed on 6 January 2005, pursuant to a plan of arrangement under the Canada Business Corporations Act, Alcan transferred to Novelis substantially all of the aluminum rolled products businesses that it held prior to the Pechiney Combination, as well as certain alumina and primary metal businesses in Brazil and four former Pechiney rolling facilities in Europe, and distributed the shares of Novelis to Alcan Shareholders.

2.1       Background to the Novelis Spin-off

In 2003, Alcan initiated an evaluation of its portfolio of businesses. As part of this exercise, a strategic review of Alcan's rolled products business was presented to the Alcan Board of Directors. A strategy was subsequently developed by Alcan's management involving the separation of Novelis and Alcan into two distinct platforms with different underlying market economics. This strategy involved the spin-off of substantially all of Alcan's rolled products businesses into a separate legal entity, and was presented to the Board of Directors on 14 February 2004, together with a comprehensive overview of portfolio alternatives and the transaction rationale.

On 26 February 2004, the Board of Directors met subsequently to consider the separate investment theses and on 5 March 2004, to discuss the details of the possibility of executing the spin-off. On 24 March 2004, the Board of Directors received a comprehensive report on alternatives to the proposed spin-off, its potential for value creation, expected financial performance and the duties of Directors in the circumstances.

On 22 April 2004, the Board of Directors considered the spin-off again and, on 11 May 2004, held a detailed review and discussion on the investment theses and execution plan prior to a public announcement. External financial and legal advisors were present at this meeting and reported directly to the Board of Directors. The Directors confirmed their continuing support for the project and, on 17 May 2004, held a meeting to approve the announcement of the spin-off. On 18 May 2004, the spin-off was publicly announced.

On 26 May 2004, Alcan publicly confirmed that the planned spin-off was a fundamental portfolio choice that would have the collateral benefit of achieving the separation of competing businesses that was required to obtain the necessary competition approvals for the Pechiney Combination. Alcan and the European Commission held detailed discussions concerning the terms of and rationale for the proposed transaction and the asset composition of the entity to be spun-off. As part of its planning for the proposed spin-off, Alcan has taken into account the comments received from the European Commission. On 3 November 2004, Alcan submitted a formal approval proposal to the European Commission.

Also on 26 May 2004, Alcan and the United States Department of Justice ("DOJ") executed and filed with the United States District Court in Washington, D.C. an amended final judgment in respect of anti-trust issues relating to the Pechiney Combination. The amendment recognized that the Company's proposed spin-off transaction provided an alternative solution to the anti-trust issue addressed by the existing order to divest the Ravenswood, West Virginia, rolling facility. According to the terms of the amendment, either the sale of the Ravenswood plant or the divestment of the Oswego, New York, rolling facility would sufficiently address the concern of the DOJ. The DOJ has confirmed to Alcan that the spin-off satisfied the undertaking under the amended final judgment.

On 23 June 2004 and 23 September 2004, the Alcan Board of Directors reviewed the progress in relation to the proposed spin-off again.

On 28 September 2004, Alcan filed with the securities authorities in Canada a preliminary version of the Canadian non-offering prospectus and filed with the securities authorities in the United States the U.S. registration statement on Form 10 containing such Canadian prospectus relating to the Novelis Spin-off. The non-offering prospectus is available on SEDAR at www.sedar.com and the registration statement on Form 10 is available on EDGAR at www.sec.gov.

On 27 October 2004, the Board of Directors received a comprehensive update of the proposed separation and financial arrangements for the proposed spin-off.

Following announcement of the proposed spin-off, certain parties independently expressed an interest to acquire Alcan's rolled products businesses. Management, with the assistance of Alcan's financial advisors, engaged in confidential discussions with some of these parties, emphasizing the advantages of the spin-off in terms of value, execution certainty and timing. The best of these proposed offers were presented to the Board of Directors at its 23 November 2004 meeting. The Board of Directors considered these offers and the terms, conditions and risks attached thereto and concluded that the proposed spin-off provided the best value creation proposition to Alcan's Shareholders. Consequently, the Board of Directors approved the convening of a special meeting of its shareholders on 22 December 2004.

On 22 December 2004, the shareholders of Alcan approved the plan of arrangement required for the Novelis Spin-off, voting, 99.92% in favour.

On 4 January 2005, the Company announced that the Board of Directors had given the final authorization for the Novelis Spin-off. The articles of arrangement were filed under the Canada Business Corporation Act and the certificate of arrangement was issued giving effect to the Novelis Spin-off on 6 January 2005.

On 6 January 2005, the Novelis Spin-off became effective and Novelis began operating on a stand-alone basis.

Alcan and Novelis have entered into a separation agreement providing in particular for the undertaking of Novelis not to engage, for a period of five years following the separation, in the production and sale of certain products for the aluminum plate and aerospace markets. Alcan and Novelis have also entered into several ancillary agreements, including agreements with respect to transitional services, the supply of source and manufactured materials between Alcan and Novelis, intellectual property, tax sharing and disaffiliation and employee matters.

2.2      Reasons for the Novelis Spin-off

The separation of substantially all of the rolled products businesses held by Alcan prior to the Pechiney Combination from the other Alcan businesses was a portfolio choice in the best interests of Alcan and its Shareholders providing a number of benefits to Alcan and to the businesses transferred to Novelis, including:

-          Sharper Business Focus. The separation of Novelis from Alcan has enabled Alcan to focus on developing its portfolio of low cost alumina and primary aluminum businesses as well as its high value-added specialty packaging, aerospace and engineered products businesses. The separation permits Novelis to focus on aluminum rolled products, which allows Novelis to respond more quickly to market demands and efficiently allocate its capital, technical and human resources.

-          Independent Access to Capital. The separation has provided each of Alcan and Novelis with independent access to capital, which is intended to result in more focused capital allocation practices including an appropriate focused alignment of debt capacity with the individual cash generation profile of each company.

-          Targeted Incentives for Employees. The separation has given opportunities within each company to provide incentives to employees that more closely align their interests with the performance of the business within which they are employed.

-          Distinct Investment Profiles. Because Alcan and Novelis operate in different industries with different business profiles, including different cash flow profiles, the shares of each company have distinct investment qualities. Establishing two separate equity securities allowed investors to hold a direct investment in the businesses operated by Novelis and to value each of Alcan and Novelis separately.

-          Sound Resolution to Regulatory Requirements. As part of the Pechiney Combination, Alcan entered into undertakings with European competition regulators that required, among other things, the separation of the ownership of Alcan's Neuf Brisach rolling facility in France and Norf rolling facility in Germany. Alcan also entered into undertakings with the DOJ that required the separation of the ownership of the Oswego, New York, rolling facility from Alcan's Ravenswood, West Virginia, rolling facility. The Novelis Spin-off has offered a sound resolution to these regulatory requirements.

2.3       Novelis Facilities

The former Alcan facilities that were transferred to Novelis in the Novelis Spin-off are the following:

Novelis Facilities
Locations		% of Ownership	Products / Services

Belgium.............	Flemalle	100	Rolled Products

Brazil.................	Pindamonhangaba	100	Rolled Products and Recycling
	Santo Andre (Utinga)	100	Rolled Products
	Ouro Preto†	100	Bauxite/Alumina, Primary Metal, Power
	Cubatao, Sao Paulo (Petrocoque) †	100	Calcined Coke
	Aratu†	100	Primary Metal

Canada..............	Kingston, Ontario	100	Rolled Products
	Saguenay, Quebec	100	Rolled Products
	Burnaby, British Columbia†	100	Rolled Products
	Toronto, Ontario†	100	Rolled Products

France..............	Annecy	100	Rolled Products
	Rugles	100	Rolled Products

Germany............	Göttingen	100	Rolled Products
	Nachterstedt	100	Rolled Products
	Norf	50	Rolled Products
	Ohle†	100	Rolled Products
	Ludenscheid	100	Rolled Products
	Berlin†	100	Rolled Products

Italy..................	Bresso	100	Rolled Products
	Borgofranco d'Ivrea	100	Recycling
	Pieve Emanuele	100	Rolled Products

Korea...............	Ulsan	68	Rolled Products
	Yeongju	68	Rolled Products

Luxembourg.......	Dudelange	100	Rolled Products

Malaysia............	Bukit Raja	59	Rolled Products

Switzerland.........	Sierre*	100	Rolled Products

United Kingdom...	Falkirk**	100	Rolled Products
	Rogerstone	100	Rolled Products
	Warrington (Latchford Locks)	100	Recycling
	Bridgnorth†	100	Rolled Products

United States.....	Berea, Kentucky	100	Recycling
	Fairmont, West Virginia	100	Rolled Products
	Greensboro, Georgia	100	Recycling
	Logan, Kentucky	40	Rolled Products
	Louisville, Kentucky	100	Rolled Products
	Oswego, New York	100	Rolled Products and Recycling
	Terre Haute, Indiana	100	Rolled Products
	Warren, Ohio	100	Rolled Products
†	Sites that were within Alcan Business Groups other than Rolled Products.
*	Shared site with the Engineered Products Business Group.
**	The facility was closed in December 2004.

Novelis manages its activities on the basis of geographical areas and is organized under four business groups, namely: Novelis North America; Novelis Europe; Novelis Asia; and Novelis South America.

B.        ALCAN BUSINESS GROUPS

As of the date of this report, Alcan has four Business Groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging. In 2004, prior to the Novelis Spin-off, Alcan had two additional Business Groups which appear in this Report: Rolled Products Americas and Asia and Rolled Products Europe.

1.         Bauxite and Alumina

The Bauxite and Alumina Business Group comprises all Alcan bauxite mines and deposits, smelter‑grade alumina refineries and specialty aluminas plants[1].

1.1       Products and Services / Business Units

1.1.1    Bauxite: Aluminum is one of the most abundant metals in the earth's crust but is never found in its pure form. Bauxite is the basic aluminum-bearing ore, mostly found in tropical and sub-tropical regions of the world. The bauxite mines send their output to supply the alumina plants.

1.1.2   Smelter-Grade Alumina: Alumina (aluminum oxide) is produced by a chemical process. Crushed bauxite is mixed with caustic soda under pressure at high temperatures to create sodium aluminate. Seeded with pure alumina trihydrate, the sodium aluminate is agitated and, through precipitation, the caustic soda is separated and reused. The resulting product is heated to extract water and becomes calcined alumina. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.

1.1.3    Specialty Alumina: Alcan produces specialty aluminas including products for a wide array of applications including fire retardant products, refractory bricks, zeolite, alum, plastics, paper, solid surface products, absorbents and ceramics.

1.1.4     Services: Alcan generates additional revenues through the sale of engineering, technology and other services to both internal customers and third parties.

1.2        Sales and Operating Revenues

In 2004, the Bauxite and Alumina Business Group had intersegment sales and operating revenues of $1.6 billion and third party sales and operating revenues of $1.5 billion, the latter making up 6% of Alcan's 2004 sales and revenues. Average realized prices for alumina increased in 2004, when compared to 2003, in line with higher LME prices and higher demand in the alumina market. Higher alumina prices contributed to improved earnings in 2004, partially offset by a 14% production cost increase over 2003. Production cost increases were mainly due to higher raw material, freight and energy costs and foreign exchange fluctuations.

Alcan used 12.2 million tonnes of bauxite to produce 5.2 million tonnes of smelter-grade alumina, which were either transferred to its current smelting operations through swap agreements or direct intersegment sales or sold to third parties. The balance of the smelter requirements, 1.3 million tonnes, was purchased from third parties. Alcan also produced and sold, to third parties, 0.6 million tonnes of specialty aluminas.

For further information concerning the Bauxite and Alumina Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Bauxite and Alumina Business Group, see Note 34 to the Consolidated Financial Statements.

1.3        Production / Facilities

1.3.1    Canada: Alcan owns the Vaudreuil alumina facility at Jonquière, Quebec. Bauxite for its operation is obtained from Brazil, Guinea and Australia (see below). Alumina and specialty alumina produced at Vaudreuil supply, in part, the smelters in Quebec and are also sold in specialty alumina markets in the U.S. and Canada. Alcan also operates the Brockville specialty alumina plant in Ontario.

[1] Except where otherwise stated, all information excludes Aluminium de Grèce S.A., which is classified as discontinued operations.

1.3.2    Australia: Alcan owns the Gove bauxite refinery and mine in Australia's Northern Territory. In 2004, the amount of bauxite mined at Gove was 5.8 million tonnes and the refinery produced 2.0 million tonnes of smelter-grade alumina, which was used at the Kitimat, Iceland, Quebec and Sebree smelters as well as being sold to third parties. On 9 September 2004, the Company announced the expansion of the Gove refinery to increase alumina capacity to 3.8 million tonnes per year. Alcan owns directly and indirectly 41.39% of Queensland Alumina Ltd. ("QAL"), which operates an alumina plant at Gladstone, Queensland, Australia. Each participant in that plant supplies bauxite for toll conversion. All of Alcan's bauxite processed by QAL is purchased from Comalco Limited ("Comalco") in Australia under a long-term mining and exchange agreement. Alcan's share of production from QAL is used to supply third parties. Alcan and Comalco have an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, with Comalco's adjacent operations.

1.3.3    Brazil: Alcan purchased approximately 2.1 million tonnes of bauxite in 2004 from a 12.5% owned company, Mineração Rio do Norte S.A. ("MRN"). MRN's Porto Trombetas mine in the Amazon region has an operating capacity of about 16.7 million tonnes per year. Bauxite purchased from MRN is processed at the Vaudreuil plant (see above) and at the Alumar alumina refinery in São Luis, Brazil, which has an annual capacity of about 1.3 million tonnes; Alcan owns a 10% interest in Consorcio de Alumínio do Maranhao, the legal entity operating the Alumar refinery. Alcan Alumínio do Brasil Ltda. also has alumina facilities (and related bauxite mining facilities) at Ouro Preto with a capacity of about 135,000 tonnes of alumina per year and 500,000 tonnes of bauxite per year, which supply smelters in Brazil. The Ouro Preto facilities were transferred to Novelis.

1.3.4    France: Alcan owns a 100% interest in three plants, Gardanne, Beyrède and La Bâthie. The total production of these plants was approximately 0.6 million tonnes for 2004 of which one third was for smelter grade alumina (produced only at the Gardanne facility) and the balance for specialty aluminas. The smelter grade alumina is primarily shipped to the St. Jean de Maurianne smelter facility in France and specialty products are sold to third parties.

Alcan also has a 100% interest in Société Générale de Recherches et d'Exploitations Minières, owner of the Montroc/Paulinet fluorspar mine, which has an annual operating capacity of 70,000 tonnes.

1.3.5    Germany: Alcan owns a 100% interest in Alufin (Teutschental, Germany) which produces specialty alumina products from raw materials supplied by plants located in France. Total annual production for this plant is 17,000 tonnes.

1.3.6    Ghana: Alcan purchased about 0.5 million tonnes of bauxite in 2004 from Ghana Bauxite Co. Ltd., in which it holds an interest of 80% and whose bauxite mine is located in Awaso.

1.3.7    Greece: Alcan owns a 60.2% interest in Aluminium de Grèce S.A. ("AdG"), a publicly traded company, with 10% owned by the local government and the rest being widely held. The refinery produces annually 0.8 million tonnes of alumina. The refinery's bauxite needs are partially supplied by Delphi-Distomon (60% owned by Alcan) and third parties. Delphi's annual production is approximately 0.8 million tonnes. In December 2004, Alcan announced an agreement to sell its controlling interest in the Greek operations, and accordingly these operations have been classified as discontinued operations.

1.3.8    Guinea: Alcan and Alcoa World Alumina each hold a 45% interest in Halco (Mining) Inc. ("Halco"), which in turn is a 51% owner of Compagnie des Bauxites de Guinée S.A. ("CBG") that currently mines bauxite for export at Conakry, in the Boké region of the country. The Government of the Republic of Guinea holds the remaining 49% of CBG. CBG has exclusive rights through 2038 to bauxite reserves and resources in a 10,000 square mile area in the northwestern part of the country. Alcoa World Alumina, Alcan and other Halco shareholders acquire CBG bauxite for use in their individual businesses.

Alcan purchased about 5.7 million tonnes of bauxite in 2004 under contracts in effect through 2011 from CBG, whose ore is processed at the Vaudreuil plant (see above) and is also sold to third parties. CBG has an annual operating capacity of about 13.5 million tonnes, of which 6.2 million tonnes are reserved for Alcan needs.

On 13 May 2004, Alcan and Alcoa World Alumina announced the signing of a memorandum of understanding to assess the feasibility of developing jointly a 1.5-million tonne per year alumina refinery in the Republic of Guinea. On 24 November 2004, Alcan announced that it had signed a protocol of negotiation with Alcoa and the Government of the Republic of Guinea setting out the items and framework for the alumina refinery project, which are in the process of negotiation with the Government. A final investment decision would be made following completion of a detailed feasibility study, before December 2005.

1.3.9     India: Alcan holds a 45% interest in the proposed Utkal bauxite and alumina project in Orissa, India. The planned project would include a 1.5-million tonne per year integrated alumina plant and associated bauxite mine, with potential to further expand production capacity.

            Alumina Plants

With respect to smelter-grade alumina and specialty alumina, Alcan operated the following production facilities:

Smelter-Grade Alumina Refineries
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.....................	QAL, Gladstone	41.4	1,610	*
	Gove, Northern Territory	100	1,980

Brazil..........................	Ouro Preto†	100	135
	Alumar, São Luis	10	135	*

Canada.......................	Vaudreuil, Quebec	100	1,169

France........................	Gardanne	100	200

Greece.......................	Saint Nicolas**	60.2	470	*
†	Transferred to Novelis.
*	Represents Alcan's share.
**	Classified as discontinued operations.

Specialty Alumina Plants
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Brazil..........................	Ouro Preto†	100	10

Canada.......................	Brockville, Ontario	100	18
	Vaudreuil, Quebec	100	160

France........................	Gardanne	100	420
	Beyrède	100	43
	La Bâthie	100	28

Germany.....................	Teutschenthal	100	17
†			Transferred to Novelis.

1.4        Source Materials

1.4.1    Bauxite: Alcan obtains its bauxite from mining Subsidiaries, Joint Ventures, consortium companies and third party suppliers. In 2004, the Company consumed 13.5 million tonnes of bauxite. Based on bauxite deposits in numerous locations around the world, Alcan has more than sufficient bauxite reserves to meet its needs and does not believe that availability of bauxite will constrain its operations in the foreseeable future.

Bauxite Mines / Deposits
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia......................	Gove, Northern Territory	100	6,000
	Ely, Queensland	100	0	**

Brazil..........................	Porto Trombetas	12.5	2,100	*
	Ouro Preto†	100	500

Ghana.........................	Awaso	80	700	*

Greece.......................	Distomon***	60.2	494	*

Guinea........................	Conakry	22.9	6,200	*

India............................	Orissa	45	0	**
†	Transferred to Novelis.
*	Represents Alcan's share.
**	Bauxite extraction not yet in operation.
***	Classified as discontinued operations.

1.4.2    Chemicals and Other Materials: Certain chemicals and other materials required for the production of alumina, such as caustic soda, fuel oil, natural gas, lime and flocculents are purchased from third parties.

2.         Primary Metal

2.1       Products / Business Units

The Primary Metal Business Group represents all Alcan primary aluminum facilities and power generation installations worldwide, as well as technology sales, equipment sales and engineering operations[2].

2.1.1    Power Operations: The smelting of one tonne of aluminum requires between 13.5 and 18.5 megawatt hours of electric energy to separate the aluminum from the oxygen in alumina. Alcan produces electricity at its own generating plants in Canada, Brazil, the U.K., Norway and China.

2.1.2    Smelter Operations: Primary aluminum is produced through the electrolytic reduction of alumina. Approximately two tonnes of alumina yield one tonne of metal. Alcan operates and has interests in 24 smelters in 12 countries. Products include sheet ingot, extrusion billet, rod, foundry ingot and remelt ingot for conversion into fabricated products for end-use markets in consumer goods, transportation, construction and other industrial applications.

On 10 March 2004, the Company announced that it secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement with Qingtongxia Aluminium Company and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement Alcan invested $110 million as of December 2004 for a 50% participation and for a secure power supply in an existing 150‑kilotonne modern pre-bake smelter located in the Ningxia autonomous region in the People's Republic of China.

[2] Except where otherwise stated, all information excludes Aluminium de Grèce S.A., which is classified as discontinued operations.

In June 2004, Alcan announced the signing of a Memorandum of Understanding with Oman Oil Company S.A.O.C. ("OOC") and with the Abu Dhabi Water and Electricity Authority ("ADWEA") for a 20% equity interest in a proposed smelter in Sohar, Oman. On 23 February 2005, a shareholders' agreement was signed with OOC and ADWEA in the development of a proposed 325‑kilotonne per annum aluminum smelter project in Sohar, Oman. Under a technology transfer agreement, Alcan would provide Sohar Aluminium Company L.L.C. with a license and related technical services necessary to implement Alcan's AP35 Technology. ADWEA will be providing technical services and management support for a related power plant. Alcan would also have the option of acquiring up to a 60% interest in a second potline of similar capacity. The decision for the final approval of the project is expected in the second half of 2005, as well as final construction approval date. Construction would begin shortly thereafter, with full production expected by 2008.

On 18 November 2004, the Company launched a new feasibility study for the construction of a new aluminum smelter in Coega, Eastern Cape Province, South Africa, with the South African Government. The focus of this new study will be the use of the highly efficient and advanced AP30 or AP35 smelting technologies.

On 29 December 2004, the Company announced that it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. ("AdG") to Mytilineos Holdings S.A. of Greece. Under the terms of the agreement, Mytilineos Holdings S.A. and certain affiliated companies will be acquiring from Alcan a 53% equity position in AdG. The balance of Alcan's interest, some 7%, may be sold by Alcan to Mytilineos Holdings one year after the closing pursuant to a three-month put option. The AdG smelter has been classified as discontinued operations.

2.1.3   Electrometallurgy Operations: The electrometallurgy facilities produce ferroalloys, silicon, specialty silicon alloys and recycled magnesium. Some of these products are especially designed to upgrade the performance of steel, cast iron and light alloys.

On 30 December 2004, the Company announced that it had reached agreement in principle to sell the electrometallurgy business to Ferroatlántica, S.L., of Spain.

2.1.4    Trading: Alcan trading operations are conducted by wholly-owned Subsidiaries, which trade on behalf of other Alcan Subsidiaries. They also engage in limited aluminum and related trading activities for third parties. Trading services include several main activities: sales of excess raw materials, such as internal supplies, managing risk exposures through LME transactions and managing the supply logistics between smelters and fabricating plants. The Company's third party trading function focuses on aluminum transactions.

2.1.5     Technology Sales, Equipment Sales and Engineering Operations: This group sells smelter technology, equipment and engineering services to third parties and Subsidiaries. The main areas of activity are:

-    Technology Sales, Aluval, which is located in Voreppe, France, provides the advanced smelter technology in terms of productivity (production capacity and energy consumption), such as the AP18, AP22, AP30 and AP35 technology, to third parties. This sector is supported by a strong research and development program. The services include the sale of licenses of primary aluminum smelting technology, engineering and start-up support and technical assistance;

-    Equipment Sales, Électricité Charpente Levage (''ECL'') is a leading supplier of cranes and pot equipment for the aluminum industry. In addition, it provides cranes for baking furnaces and rodding shop equipment. The ECL operations are located in France, Canada, South Africa, Australia, the Netherlands, Mozambique and China; and

-    Engineering Services, Alcan Alesa Engineering provides services and custom-made engineering solutions on a global basis to Subsidiaries as well as third parties. Alesa subsidiaries maintain engineering offices in Switzerland and Canada. The main areas of activities include raw materials technologies, materials handling technologies and process automation.

2.2        Sales and Operating Revenues

2.2.1    Smelter Operations: In 2004, the Primary Metal Business Group recorded intersegment sales and operating revenues of $4.3 billion and third-party sales and operating revenues of $4.3 billion, the latter making up 17% of Alcan's 2004 sales and operating revenues. In 2004, business group profit (as defined in the Management's Discussion and Analysis of Financial Condition and Results of Operations) from continuing operations improved significantly as compared to 2003 and reflected the contribution from the Pechiney Combination and synergy benefits, higher metal realizations, better product mix and lower foreign currency balance sheet translation losses. These favourable factors were partially offset by the adverse effects on costs of the strengthening of local currencies, higher alumina, energy and freight costs, fuel-related raw material prices, costs related to the Arvida shutdown, as well as a 2003 favourable adjustment for asset retirement obligations.

The Company is the second largest aluminum producer in the world, as well as the recognized leader and supplier of smelting technology. Approximately 50% of its primary metal is produced using company-owned power, constituting a major competitive advantage when compared to the industry average of 20%. With a sharp focus on cost reduction, productivity improvement and technology development, Alcan is continuously reinforcing its low cost primary metal position. Alcan believes that 75% of its production is produced at costs which are lower than the world average.

Approximately half of the primary aluminum produced in Alcan's North and South American smelters was sold at market prices to Alcan's fabricating facilities, including those that have been transferred to Novelis, primarily in the form of sheet ingot, rod, molten metal and remelt ingot. The remainder is sold to third party customers in North and South America as well as in Asia, in the form of value-added ingot, primarily extrusion billet, sheet ingot, rod, foundry ingot or remelt ingot. Over 50% of Alcan's European smelter production was consumed by Alcan's fabricating facilities in 2004, including those that have been transferred to Novelis.

Average ingot product realizations were $1,884 per tonne in 2004 compared to $1,605 per tonne in 2003 and $1,528 per tonne in 2002.

For further information concerning the Primary Metal Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Primary Metal Business Group, see Note 34 to the Consolidated Financial Statements.

2.3        Production Facilities and Sales Centres

2.3.1    Smelter Operations: As at 31 December 2004, Alcan operated and had interests in 24 primary aluminum smelters with a nominal rated annual capacity of 3.4 million tonnes (representing Alcan's share only). Nine of these smelters, having a total nominal rated capacity of 1.6 million tonnes, are located in Canada; the other smelters are located in Australia, Brazil, Cameroon, China, France, Iceland, the Netherlands, Norway, Switzerland, the U.K. and the U.S. During 2004, Alcan's smelters produced 3.4 million tonnes of primary aluminum: 1,561,400 tonnes in Canada, 196,900 tonnes in the U.S., 211,900 tonnes in the U.K., 108,800 tonnes in Brazil, 178,400 tonnes in Iceland, 82,200 tonnes in Norway, 44,900 tonnes in Switzerland, 442,200 tonnes in France, 217,800 tonnes in the Netherlands, 255,000 tonnes in Australia, 40,100 tonnes in Cameroon and 43,900 tonnes in China. The smelter operated by AdG has been reclassified as a discontinued operation.

Primary Metal Smelter Locations
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.......	Tomago, New South Wales	51.5	263	*

Brazil...........	Ouro Preto**	100	51
	Aratu**	100	58

Cameroon....	Edea (Alucam)***	47	45	*

Canada........	Alma, Quebec	100	405
	Sept-Iles (Alouette), Quebec	40	98	*
	Beauharnois, Quebec	100	51
	Bécancour, Quebec	25	102	*
	Kitimat, British Columbia	100	277
	Grande-Baie, Quebec	100	196
	Laterrière, Quebec	100	219
	Shawinigan, Quebec	100	93
	Arvida, Quebec	100	163

China...........	Qingtongxia	50	75	*

France........	Dunkerque	100	256
	Lannemezan	100	50
	Saint-Jean-de-Maurienne	100	135

Greece.........	Saint Nicolas****	60.2	100	*

Iceland........	Reykjavik (ISAL)	100	176

The Netherlands...	Vlissingen	85	190	*

Norway........	Husnes (SORAL)	50	82	*

Switzerland.....	Steg	100	44

United Kingdom....	Lynemouth	100	169
	Lochaber	100	41

United States......	Sebree, Kentucky	100	196
Total Smelting Operations			3,535
Total Smelting Operations (excluding discontinued operations)			3,435
*	Represents Alcan's share.
**	Transferred to Novelis.
***	Alcan's direct ownership in Edea is 47%; however the Company obtains 100% of the production of the plant as the major industrial shareholder and manager of Alucam.
****	Classified as discontinued operations.

2.3.2      Electrometallurgy Operations (these operations have been reclassified as discontinued operations)

Electrometallurgy Locations
Locations		% of Ownership by Alcan	Annual Capacity 2004 (thousands of tonnes)	Principal Product

France...........	Chateau-Feuillet	100	48	(silicon, silicocalcium, ferrosilicon)
	Anglefort	100	32	(silicon)
	Les Clavaux	100	32	(silicon)
	Laudun	100	43	(ferrosilicon)
	Marignac	100	4	(magnesium)
	Montricher	100	24	(silicon)
	Pierrefitte	100	16	(ferrosilicon)

South Africa....	Polokwane	100	50	(silicon)
Total Electrometallurgy Operations			249

2.3.3    Technology and Equipment Sales Centres

Technology and Equipment Sales Centres
Country	Location	Country	Location

Australia..........	Eagle Farm, Queensland	Mozambique.............	Matola
Canada...........	Quebec, Quebec	The Netherlands.........	Ritthem
	Montreal, Quebec	South Africa...............	Richards Bay
China.............	Shanghai	Switzerland................	Zurich
France............	Voreppe
Ronchin

2.3.4    Other Aluminum Sources: Other sources of aluminum include the following: purchase of primary aluminum under contracts and spot purchases, purchases of UBCs and aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. Such purchases are mainly from third party smelters, traders and, in the case of scrap, from customers and dealers.

2.4       Source Materials

2.4.1    Electrical Power: In Canada, Alcan's plants have an aggregate installed generating capacity of 3,583 megawatts, of which about 2,864 megawatts may be considered to be hydraulically available over the long-term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned by Alcan, except for those relating to the Peribonka River in Quebec. An annual charge is payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033 against an annual charge based on sales realizations of aluminum ingot, with an option to extend the term to 2058. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties, Alcan pays provincial water rentals at rates that are fixed by the British Columbia provincial government, similar to those paid by B.C. Hydro, the provincially-owned electric utility.

One third of Alcan's installed hydroelectric capacity in Canada was constructed by 1943, another third by 1956 and the remainder by 1968. All these facilities are regularly maintained and are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan agreed to purchase, under a long-term agreement, between one and three billion kilowatthours of electrical energy annually from Hydro-Québec, the provincially-owned electric utility, beginning in 2001. The Aluminerie Alouette, which is 40% owned by Alcan, purchases its electricity needs from Hydro-Québec pursuant to two supply contracts. A long-term contract is currently in place for the existing smelter, whereas a new contract has been negotiated for the Expansion Project (Phase II), which is near completion. The Aluminerie de Becancour, which is 25% owned by Alcan since the Pechiney Combination, also purchases its electricity needs from Hydro-Québec.

Any electricity that is surplus to Alcan's needs is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. In Norway, the Vigelands metal refinery (owned 50% by Alcan) is provided its power needs from the Vigelands power stations. The smelters in Brazil obtain a portion of their electricity requirements from owned hydroelectric generating plants and purchase the balance. The smelter in the U.S. purchases electricity under a long-term contract through 2011 as well as short-term contracts. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company. The Norwegian smelter (owned 50% by Alcan) has a number of contracts for energy supply. The smelter in Switzerland is supplied with power under a short-term contract. The two larger smelters in France are supplied power under long-term contracts, whereas the Lannemezan smelter has a long-term contract expiring next year. The smelter in the Netherlands, which is 85% owned by Alcan, has a number of short to medium term contracts for energy supply. The Australian smelter, which is 51.55% owned by Alcan, purchases its power needs under two long-term contracts. The smelter in Cameroon, which is 46.7% owned by Alcan, is also supplied power under a long-term contract. Alcan's investment in China, which resulted in a 50% participation in a pre-bake smelter, has a secure power supply for its needs.

Power Locations
Locations		% of Ownership by Alcan	Installed Capacity (MW)

Brazil.......	Ouro Preto Power Stations**	100	47
	Candonga Power Station**	50	70	*

Canada....	Quebec Power Stations	100	2,687
	Kemano, British Columbia	100	896

China.......	Daba power plant	21.8	261	*

Norway....	Vigelands	100	26

United Kingdom.....	Lynemouth (coal-fired)	100	420
	Highlands Power Stations	100	80
* **	Represents Alcan share. Transferred to Novelis.

2.4.2     Anodes: Anodes are used and consumed in the smelting process. Most of Alcan's smelters produce their anodes at their own on-site facilities. Anodes are also produced in a stand-alone facility in Aluminium & Chemie Rotterdam B.V., located in the Netherlands ("Aluchemie"). Alcan holds 53% of Aluchemie directly while Sor-Norge Aluminium A.S. ("SORAL"), its 50% Joint Venture, owns a further 11%. The remainder of the shares are held by Hydro Aluminum A.S.

Each of the shareholders of Aluchemie is entitled to a volume of anodes corresponding to its participation at prices determined by formula. Alcan's share of anodes produced by Aluchemie is currently used at the Alcan Iceland Ltd. and SORAL smelters or sold to third party customers.

The main raw materials for anode production are calcined petroleum coke and pitch. The production process involves the mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperatures.

2.4.3     Chemicals and Other Materials: Certain chemicals and other materials (e.g., aluminum fluoride, required for the production of aluminum at Alcan's smelters) are also produced by its chemical operations. Other materials (e.g., caustic soda, fuel oil, fluorspar and petroleum coke) are purchased from third parties.

3.         Rolled Products Americas and Asia

3.1        Products

In 2004, through an extensive network of rolled products facilities in North and South America and Asia, the Rolled Products Americas and Asia Business Group manufactured aluminum sheet and light gauge products, including can stock, automotive sheet and industrial products and managed Alcan's global can sheet business. Substantially all of the operations of the Rolled Products Americas and Asia Business Group were transferred to Novelis on 6 January 2005.

3.2        Sales and Operating Revenues

In 2004, the Rolled Products Americas and Asia Business Group shipped 1.8 million tonnes of rolled products that included 217,000 tonnes of customer-owned metal. The Business Group's third-party sales and operating revenues for 2004 were $4.4 billion, representing 18% of Alcan's total sales and operating revenues for the year. Sales increases in 2004 were driven by the cost of higher-priced metal inputs being passed through to customers in addition to an increase of 10% in shipments. The weakening of the Dollar against other currencies, especially the euro, was also a factor in the sales increase. In 2004, record shipments in Asia and South America accompanied by an 7% increase in North America. The increases resulted from strong market demand and an increase in market share in South America. Volumes increased by 15% in Asia and 14% in South America.

Principal markets are beverage can sheet, containers and packaging, transportation (including automotive), building products and other industrial applications.

For further information concerning the Rolled Products Americas and Asia Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Rolled Products Americas and Asia Business Group, see Note 34 to the Consolidated Financial Statements.

3.3        Production / Facilities

At the end of 2004, the annual rolled products manufacturing capacity in the Rolled Products Americas and Asia Business Group was:

-    North America, 1.25 million tonnes, divided among the following plants: Saguenay (Quebec), Kingston (Ontario), Louisville, Logan and Berea (Kentucky), Oswego (New York), Terre-Haute (Indiana), Fairmont (West Virginia), Warren (Ohio) and Greensboro (Georgia);

-     Asia, 460,000 tonnes, divided among the Yeongju and Ulsan (Korea) and Bukit Raja (Malaysia) plants; and

-     South America, 280,000 tonnes, divided among the Pindamonhangaba (Brazil) and Utinga (Brazil) plants.

3.4       Source Materials

3.4.1    Sheet and Primary Ingot: In 2004, 401,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 190,000 tonnes were purchased from third party suppliers for the Rolled Products Americas and Asia Business Group. In addition, 220,000 tonnes of primary ingot were purchased from the Primary Metal Business Group and 301,000 tonnes were purchased from third party suppliers.

3.4.2    Recycling: As a matter of course, the Business Group operated facilities in many plants to recycle post consumer aluminum as well as scrap aluminum generated during the manufacturing process at customers' and Alcan's manufacturing facilities. Recycled metal is primarily utilized by Alcan's own rolling facilities to produce can sheet.

The Business Group had a dedicated UBC recycling plant, which has an ultimate capacity of 80,000 tonnes per year, at Pindamonhangaba, Brazil. In addition, the Business Group operated three specialized recycling plants in the U.S. for the recycling of UBCs and process scrap returned from customers. In the case of UBCs, the Business Group has a well-established North American recycling network. In 2004, its U.S. plants processed more than 24 billion UBCs.

4.         Rolled Products Europe

4.1        Products

In 2004, the Rolled Products Europe Business Group supplied markets with a variety of aluminum rolled products including bare and coated sheet, coil, plate and shate, which are used by customers for applications such as building, transport, cans and closures, lithographic, foils, automotive and industrial applications. On 6 January 2005, substantially all of the operations of the Rolled Products Europe Business Group were transferred to Novelis.

4.2        Sales and Operating Revenues

In 2004, the Rolled Products Europe Business Group shipped 982,000 tonnes of rolled products to third parties, that included 198,000 tonnes of customer-owned metal. This Business Group's sales and operating revenues for 2004 were $3.2 billion, representing 13% of total Alcan sales and operating revenues for the year.

In 2004, market conditions were generally difficult in Europe, and the euro continued to strengthen versus the U.S. dollar, slowing down overseas exports. Sales and operating revenues rose by 31% and shipments by 21% in 2004. The impact of higher LME prices passed through to customers accounted for most of the improvement in sales and operating revenues, with higher shipments following the Pechiney Combination and foreign currency translation effects accounting for the remaining improvement. In response to the challenging conditions, Rolled Products Europe Business Group continued to optimize its product and market portfolio for increased efficiency, announcing the closure of the Falkirk and Flemalle plants. Production from these plants will be reallocated to other plants, allowing reduced costs and working capital, while improving customer service.

Principal markets are beverage can sheet, packaging, automotive and transportation, building products, lithographic sheet, electrical and other industrial applications.

For further information concerning the Rolled Products Europe Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Rolled Products Europe Business Group, see Note 34 to the Consolidated Financial Statements.

4.3        Production Facilities

At the end of 2004, the Rolled Products Europe Business Group's annual rolled products manufacturing capacity in Europe was 1.8 million tonnes of finished goods, divided among the following rolling plants: Flemalle (Belgium), Annecy and Rugles (France), Rogerstone (U.K.), AluNorf, Nachterstedt, Göttingen, Ludenscheid and Singen (Germany), Sierre (Switzerland), Dudelange (Luxembourg), Bresso and Pieve Emanuele (Italy).

AluNorf, in Neuss, Germany is the world's largest rolling plant and is operated as a 50% Joint Venture with Hydro Aluminum A.S. The other plants are wholly owned.

4.4        Source Materials

4.4.1     Sheet Ingot: In 2004, 403,000 tonnes of sheet ingot were purchased from the Primary Metal Business Group and 239,000 tonnes were purchased from third party suppliers.

4.4.2     Recycling: The Business Group operated a UBC collection system in the U.K., which supplies a specialized recycling plant for the recycling of UBCs and process scrap returned from customers, with a capacity of 87,000 tonnes per year.

The Rolled Products Europe Business Group played leading roles in joint industry programs to promote aluminum collection and recycling in many countries. Facilities in many plants recycle aluminum scrap generated internally by fabricating activities. A facility in the U.K. produces 65,000 tonnes per year of sheet ingot from aluminum scrap, and a secondary aluminum smelter in Borgofranco, Italy, which has a capacity of 70,000 tonnes per year, produces secondary aluminum from aluminum scrap.

            Recycled metal is primarily utilized by the rolling facilities to produce can sheet.

5.         Engineered Products

5.1        Products / Business Units

Alcan's Engineered Products Business Group manufactures composites and produces engineered or fabricated aluminum products for a broad range of applications. Engineered Products Business Group develops applications for its customers, especially those in the automotive, mass transportation, aerospace, marine and beverage container markets, while also supplying the architectural and building construction, electrical, machinery, display, leisure and wind power industries. In addition, the group includes a fully integrated manufacturer of aluminum cable, rod and strip products in North America. It also produces a wide range of soft and hard aluminum alloy extrusions as well as aluminum rolled products such as sheet, foil and plate.

The Engineered Products Business Group's product range is divided into the following business units:

5.1.1    Aerospace, Transport & Industry ("ATI"): ATI serves customers in aerospace, marine, road and rail transportation and other engineering industries with plate, sheet, hard extrusions and castings. It offers production technical assistance, design and delivery of cast, rolled, extruded, rolled pre-cut or shaped parts and the recycling of customers' machining scrap.

5.1.2    Composites: This unit manufactures and supplies products including multi-material composites, for example, comprising an outer and inner skin of aluminum sheet surrounding a plastic core; foam plastic materials, covered, if required by specific market requirements, with paper or plastic layers; fibre-reinforced plastic components and balsa core materials. The main applications for composites include building facades, display and transportation, for which composites have a number of advantages over more traditional materials because of their low weight-to-stiffness ratio, ease of application and design variety.

5.1.3    Cable: This unit produces cable, whereby aluminum is cast and rolled into rod, which is then drawn into wire and stranded into cable for the transmission and distribution of electricity. Rod is also used for mechanical applications such as screen wire and strip finds application in cable armouring.

5.1.4    Extruded Products: This unit produces aluminum profiles by the extrusion process, which involves forcing hot metal through a die to create profiled shapes for the transportation, machine and building industries. Examples of end‑products using extrusions include parts for rail cars, buses, automotive application as well as industrial components.

5.1.5    Automotive Structures: This unit serves major automotive manufacturers with advanced automotive technology, producing advanced engineered shaped products including aluminum cockpit carriers, bumpers and structural parts.

5.1.6    Service Centres: The Service Centres typically offer various forms of fabricated aluminum including plates, extrusions and composite panels and perform value-added services for local customers such as cutting, shaping, machining and assembling.

5.1.7    Alcan International Network: This sales organization comprises nearly 40 offices in 36 countries that sell and source products in 60 countries. It provides marketing and sourcing services for both Alcan Business Groups and third party customers.

5.1.8    Ventures: Ventures comprises a number of different, generally smaller operations offering products such as capacitor foil, refrigeration panels and composite structures for transportation. Its mandate is to maximize value of existing businesses and to develop new growth opportunities.

5.1.9    Specialty Sheet: This business unit serves customers in the can stock, bright sheet, closures, automotive, building, foil stock and standard rolled products sectors with coils and sheet.

5.2        Sales and Operating Revenues

In 2004, the Engineered Products Business Group had third party sales and operating revenues of $5.2 billion, representing 21% of total Alcan sales and operating revenues for the year. Revenues were higher than in 2003 mainly due to the Pechiney Combination. In 2004, the group benefited from price increases, higher volumes and favourable exchange rates.

5.2.1    Aerospace Transport & Industry ("ATI"):  ATI had third-party sales and operating revenues of $1,154 million in 2004. Strong aerospace volumes led to higher revenues compared to prior years.

5.2.2    Composites: Composites had third party sales and operating revenues of $553 million in 2004. Volume was significantly higher than last year due to higher demand for its products and full year revenues from the Gator-cor and Baltek acquisitions made in 2003. The market segments for the composite products are display, architecture, transportation and industry.

5.2.3    Cable: Cable had third party sales and operating revenues of $557 million in 2004. Strong demand, a better product mix and a 5% increase in production helped Cable increase revenues by more than 20%. Alcan Cable is one of the largest aluminum cable manufacturers in North America and supplies many sectors of the electrical industry and utilities, electrical distributors and original equipment manufacturers.

5.2.4    Extruded Products: Extruded Products had third party sales and operating revenues of $748 million in 2004. The Extruded Products business unit is a leading supplier of large and hard alloy extrusions with customers in rail, bus, marine, automotive and engineering applications. Extruded Products expanded its production of soft alloy extrusions with the extrusion plants acquired with the Pechiney Combination. Strong demand for these products helped offset the slower demand for large profile rail products.

5.2.5    Automotive Structures: Automotive had third party sales and operating revenues of $164 million in 2004. The Automotive business unit was reorganized in 2004 to focus on automotive structures and built two new operating facilities in North America.

5.2.6    Service Centres: The Service Centres had third-party sales and operating revenues of $432 million in 2004. Revenues include those of Almet Germany and Almet Belgium following the Pechiney Combination, as well as some components of Almet France. Alcan Service Centres supply mainly small and mid-sized industrial companies with specialist services and fabricated products such as sheet, plate, composite materials and extrusions. In 2004, management initiated the sale of certain general distributor operations in France.

5.2.7    Alcan International Network: The Alcan International Network had third party sales and operating revenues of $603 million in 2004. The Alcan International Network was previously part of the International Trade Division of Pechiney.

5.2.8     Ventures:  Ventures had third party sales and operating revenues of $166 million in 2004. In 2004, management announced the sale of its high purity aluminum smelting and rolling plants in France.

5.2.9    Specialty Sheet: In 2004, the Specialty Sheet business of the Neuf-Brisach, France, rolling mill had third party sales and operating revenues of $790 million. Specialty sheet's revenues benefited from strong demand for can stock and heat exchangers as well as from favourable exchange rates.

For further information concerning the Engineered Products Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Engineered Products Business Group, see Note 34 to the Consolidated Financial Statements.

5.3        Production and Services Facilities

Alcan's Engineered Products Business Group consists of 48 production facilities, 50 Service Centre facilities and 37 Alcan International Network commercial offices around the world. This number includes the plants located in Neuf-Brisach, France, and Ravenswood, West Virginia.

Engineered Products Facilities
Locations		Products / Services

Brazil...............	Camacari	Composites

Canada...........	Lapointe, Quebec	Cable
	Saint-Maurice, Quebec	Cable
	Saguenay, Quebec	Automotive

China..............	Shanghai	Composites

Czech Republic...	Decin	Extruded Products
	Strojmetal	Automotive

Ecuador...........	Guayaquil	Composites

France..............	Saint-Florentin	Extruded Products
	Carquefou	Aerospace, Transportation & Industry
	Montreuil-Juigne	Aerospace, Transportation & Industry
	Issoire	Aerospace, Transportation & Industry
	Sabart	Aerospace, Transportation & Industry
	Ussel	Aerospace, Transportation & Industry
	Chambery	Ventures
	Goncelin	Ventures
	Mercus-Garrabet	Ventures
	Froges	Ventures
	Ham	Extruded Products
	Nuits-Saint-Georges	Extruded Products
	Neuf-Brisach	Specialty Sheet

Germany........	Dahenfeld	Automotive
	Gottmadingen	Automotive
	Markt Schwaben	Automotive
	Osnabruck	Composites
	Rastatt***	Automotive
	Singen*	Automotive, Composites, Extruded Products, Specialty Sheet
	Burg	Extruded Products
	Crailsheim	Extruded Products
	Landau	Extruded products

Slovenia..........	Koper	Automotive

Switzerland......	Altenrhein	Ventures
	Gunzgen****	Composites
	Sierre**	Extruded Products, Specialty Sheet
	Sins	Composites
	Zurich	Ventures

United Kingdom....	Chelmsford	Composites
	Workington	Aerospace, Transportation & Industry

United States......	Benton, Kentucky	Composites
	Glasgow, Kentucky	Composites
	Roseburg, Oregon	Cable
	Sedalia, Missouri	Cable
	Statesville, North Carolina	Composites
	Williamsport, Pennsylvania	Cable
	Northvale, New Jersey	Composites
	Novi, Michigan	Automotive
	Vernon, California	Aerospace, Transportation & Industry
	Ravenswood, West Virginia	Aerospace, Transportation & Industry

*	Shared site with the Packaging business group.
**	Shared site with Novelis.
***	Site closed in 2004.
****	Site sold in 2004.

5.3.1    Aerospace Transport & Industry ("ATI"): The facilities are located in France (Carquefou, Montreuil-Juigne, Issoire, Sabart and Ussel), Switzerland (Sierre and Steg), in the U.K. (Workington) and in the U.S. (Vernon, California and Ravenswood, West Virginia).

5.3.2    Composites: Composites has the following 11 main plants: Shanghai (China), Camacari (Brazil), Guayaquil (Equador), Osnabrueck and Singen (Germany), Sins and Gunzgen (Switzerland), Chelmsford (U.K.) and Benton, Glasgow and Statesville (U.S.). The Singen site, also part of the Automotive and the Extruded Products business units, is shared with the Packaging Business Group.

5.3.3    Cable: Alcan's main wire, rod, strip and cable businesses are located in Canada and the U.S.: Lapointe and St. Maurice (Quebec), Roseburg (Oregon), Sedalia (Missouri), and Williamsport (Pennsylvania).

5.3.4    Extruded Products: Alcan produces extruded products at the following plants: Decin (Czech Republic), St. Florentin, Ham and Nuits-Saint-Georges (France), Singen, Burg, Crailsheim and Landau (Germany) and Sierre (Switzerland). The site located in Sierre is shared with Novelis, see above.

5.3.5     Automotive Structures: Among the product lines included in this business unit are extrusion-based safety systems and other structural automotive components, which are produced in Dahenfeld, Gottmadingen, Rastatt, Markt Schwaben and Singen (Germany), Koper (Slovenia), Novi, Michigan (U.S.) and Saguenay, Quebec (Canada).

5.3.6    Service Centres: The Service Centre network operates across most of Europe. Alcan Service Centres are established in: St. Johann im Pongau, Hallein, Leobersdorf and Vienna (Austria), Brussels and Jumet (Belgium), Charbonnières, Saint-Quentin-Fallavier, Nice, Poissy, Rive-de-Gier, Satolas, Blanquefort, Strasbourg, Seclin, Marseille, Bordeaux, Lyon, Nantes and Ozoir-la-Ferrière (France), Nurnberg, Hohenacker, Hamburg, Bad Salzungen, Duesseldorf, Fellbach, Hanover, Hebsack, Gera, Mannheim, Munich, Frankfurt, Immendingen and Cologne (Germany), Budapest (Hungary), Bologna, Florence, Milan, Padova, and Treviglio (Italy), Breda and Oss (the Netherlands), Lisbon (Portugal), Oradea (Romania), Ljubljana (Slovenia), Madrid and Molins de Rey (Spain), Niederglatt, Fribourg and Dagmersellen (Switzerland) and Wednesbury (U.K.).

5.3.7     Alcan International Network: The commercial offices of the Engineered Products Business Group have a global presence and are located at Algiers (Algeria), Melbourne and Victoria (Australia), Vienna (Austria), Brussels (Belgium), Sao Paulo (Brazil), Mississauga, Ontario (Canada), Beijing, Hong Kong, Taipei and Shanghai (China), Prague (Czech Republic), Copenhagen (Denmark), Cairo (Egypt), Paris (France), Düsseldorf (Germany), Athens (Greece), Budapest (Hungary), Milan (Italy), Tokyo (Japan), Seoul (Korea), Mexico City and Monterrey (Mexico), Amsterdam (the Netherlands), Oslo (Norway), Manila (Philippines), Lisbon (Portugal), Bucharest (Romania), Moscow (Russia), Singapore (Singapore), Danston (South Africa), Madrid and Barcelona (Spain), Bangkok (Thailand), Istanbul (Turkey), Dubai (United Arab Emirates), Slough (U.K.) and Stamford, Connecticut (U.S.).

5.3.8     Ventures: The Ventures operations are conducted at Chambery, Goncelin, Mercus-Gabarret and Froges (France), Altenrhein and Zurich (Switzerland) and Singen (Germany).

5.3.9     Specialty Sheet: Beginning in January 2005, the Specialty Sheet operations are conducted at Neuf-Brisach (France) and Singen (Germany).

5.4        Source Materials

Aluminum used to produce engineered products is purchased from the Primary Metal Business Group and from third party suppliers, which include producers and traders. Recycled metal is also purchased from customers and third party suppliers, which include traders.

6.         Packaging

6.1        Products / Business Sectors

Alcan is a full-service packaging provider, with a worldwide presence in food flexible, pharmaceutical & medical, beauty & personal care, and tobacco packaging. A broad technical and geographical range of packaging solutions is offered using plastics, engineered films, aluminum, paper, paperboard and other materials.

In 2004, the Packaging Business Group was divided into six sectors:

6.1.1   Food Packaging Europe, 6.1.2 Food Packaging Americas and 6.1.3 Food Packaging Asia: Alcan Packaging manufactures a wide range of packaging products for the food, meat, dairy and beverage industries and is a leading producer of flexible and rigid specialty packaging in Europe, North America, South America and Asia, converting plastics, plastic film, foil and paper materials into value-added packaging. Alcan Packaging provides packaging solution expertise in wide ranging markets around the world, including beverages, biscuits/cookies/cereals, confectionery, dairy products, fresh and frozen food, instant products, pet food, retorted foods and snacks. It also produces caps and over caps for wine, champagne and liquor bottles.

The principal activities of these sectors are printing, coating and lamination of plastic film, aluminum foil and paper into primary packaging materials for food manufacturers. These sectors also produce their own engineered films. The main processes used are rotogravure and flexographic printing, lamination using adhesive, wax or plastic extrusion and various coating processes to add barrier properties, sealability or gloss. The Food Packaging sectors also produce capsules and closures in aluminum and tin and single and multi-layer injection and extrusion plastic bottles.

6.1.4    Global Pharmaceutical Packaging: Alcan Packaging is one of the world's leading suppliers of packaging to the pharmaceutical industry, with production sites and R&D expertise in Europe, Asia and the Americas. Products and services include flexible packaging, caps and closures, contract packaging, folding cartons, glass vials, ampoules and tubing products, medical flexible packaging, plastic bottles and science products.

6.1.5     Global Beauty Packaging: This unit is a world leader in the manufacture and supply of beauty packaging products for the make-up, fragrance and personal care markets, including collapsible tubes, mascara, lipstick, beauty promotional items, aluminum cans and bottles. Production facilities are maintained in Europe, North and South America and Asia.

6.1.6    Global Tobacco Packaging: Alcan Packaging is a leading supplier to the global tobacco industry with manufacturing operations around the world. Tobacco packaging products include folding cartons, flexible packaging, inner bundling and decorated tinplate containers.

6.2        Sales and Operating Revenues

Packaging sales to third parties were $6.1 billion in 2004. The Packaging Business Group's sales and operating revenues represented 25% of Alcan's total sales and operating revenues for the year.

Business group profit for 2004 was $303 million higher than in 2003 in large part due to the contribution of former Pechiney businesses and driven by strong organic volume growth, operational progress, synergies and favourable foreign exchange impacts. Substantial operating cost reductions were also achieved, resulting both from ongoing productivity programs and from the carry-over impact of prior year restructuring activities. These major operational advances more than offset a major raw material price rise that resulted in particular from the significant increase of plastic resin prices in the second half of the year. Full pass-through of these increased costs was not possible before year-end on account of the normal re-pricing time lag.

6.2.1    Food Packaging Europe: The food sector is the largest in terms of sales distribution by market. Food Packaging Europe generated third party sales and operating revenues of $2.0 billion in 2004.

6.2.2     Food Packaging Americas: Third party sales and operating revenues were $1.5 billion in 2004.

6.2.3     Food Packaging Asia: Third party sales and operating revenues were $0.2 billion in 2004.

6.2.4     Global Pharmaceutical Packaging: Third party sales and operating revenues were $0.8 billion in 2004.

6.2.5     Global Beauty Packaging: Third party sales and operating revenues were $1.1 billion in 2004.

6.2.6     Global Tobacco Packaging: Third party sales and operating revenues were $0.5 billion in 2004.

For further information concerning the Packaging Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Packaging Business Group, see Note 34 to the Consolidated Financial Statements.

6.3        Production Facilities

Alcan has 179 packaging plants in 27 countries.

6.3.1    Food Packaging Europe: Alcan produces an extensive range of products at its manufacturing facilities in the Czech Republic (1 plant), France (11 plants), Germany (5 plants), Ireland (1 plant), Italy (4 plants), Morocco (1 plant), the Netherlands (1 plant), Portugal (1 plant), Spain (4 plants), Switzerland (2 plants), Turkey (1 plant), the U.K. (2 plants), Chile (1 plant), Canada (1 plant) and the U.S. (1 plant).

6.3.2    Food Packaging Americas: Manufacturing facilities are located in the U.S. (19 plants), Argentina (2 plants), Brazil (1 plant), Canada (2 plants), Mexico (2 plants), France (1 plant) and the U.K. (1 plant).

6.3.3     Food Packaging Asia: The food markets are served from China (4 plants), Indonesia (1 plant), New Zealand (1 plant), Philippines (1 plant) and Thailand (2 plants).

6.3.4   Global Pharmaceutical Packaging: Alcan's pharmaceutical products are manufactured and sent from the U.S. (20 plants), Belgium (1 plant), Brazil (1 plant), Canada (1 plant), China (1 plant), France (7 plants), Germany (1 plant), Italy (1 plant), Puerto Rico (2 plants), Switzerland (1 plant) and the U.K. (1 plant).

6.3.5    Global Beauty Packaging: Alcan produces its beauty and personal care solutions in France (15 plants), Brazil (2 plants), Canada (1 plant), China (1 plant), Czech Republic (2 plants), Germany (1 plant), Indonesia (1 plant), Italy (5 plants), Mexico (3 plants), Poland (1 plant), Spain (2 plants), the U.K. (1 plant) and the U.S. (5 plants).

6.3.6   Global Tobacco Packaging: The production facilities are located in the U.K. (20 plants), Canada (1 plant), Germany (1 plant), Kazakhstan (1 plant), the Netherlands (2 plants), Turkey (1 plant) and the U.S. (2 plants).

6.4       Source Materials

Packaging is made from a variety of materials including aluminum, plastics, paper, paper board, glass and steel. Aluminum foil stock used in packaging is in part purchased from other Business Groups. Other source materials are purchased from many third party suppliers.

C.        INFORMATION BY GEOGRAPHIC AREAS

See Note 33 to the Consolidated Financial Statements for financial information by geographic areas.

D.          RESEARCH AND DEVELOPMENT

Alcan's research and development ("R&D") comprises a global system of research laboratories, applied engineering centers and plant technical departments covering all major markets and regions. Alcan invested $239 million, $190 million and $115 million in R&D in 2004, 2003 and 2002, respectively. Pechiney invested €93 million and €90 million in R&D in 2003 and 2002, respectively.

With the Pechiney Combination, the Company's R&D capability was significantly strengthened by the addition of specialized laboratories and a leading R&D presence in the aerospace sector.

Alcan's R&D laboratories collaborate on projects with leading universities in various parts of the world and the Company's scientists and engineers regularly publish articles on research topics in peer-reviewed journals.

1.1       Research Laboratories relating to the Bauxite and Alumina Business Group are located in Gardanne (France), Saguenay, Quebec (Canada) and Brisbane (Australia).

1.2       Research Laboratories relating to the Primary Metal Business Group are located in the Saguenay, Quebec (Canada), Voreppe, Chambery and Saint-Jean-de-Maurienne (France).

1.3       Research Laboratories relating to the Rolled Products Americas and Asia Business Group are located in Kingston, Ontario (Canada), Spokane, Washington and Aurora, Illinois (U.S.).

1.4       Research Laboratories relating to the Rolled Products Europe Business Group are located in Voreppe (France) and Neuhausen (Switzerland).

1.5       Research Laboratories relating to the Engineered Products Business Group are located in Neuhausen (Switzerland), Kingston, Ontario (Canada) and Voreppe (France). Applied engineering center dedicated to the mass transportation industries is located in Zurich (Switzerland). The centers specialized in the automotive industry are located in Detroit, Michigan (U.S.) and Singen (Germany). These applied engineering centers support Alcan's overall research activities and focus on product applications and provide technical development support to customers. The applied engineering centers draw extensively on the resources and specific competencies of the central laboratories.

1.6       Research Laboratories relating to the Packaging Business Group are located in Neenah (U.S.) and Neuhausen (Switzerland).

In addition to innovations from operations personnel, the central laboratories are complemented by the technical departments in the various plants as well as from applied engineering centers located close to key markets and operating divisions.

E.         ENVIRONMENT, HEALTH & SAFETY

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

The Company published its third corporate sustainability report in 2004. This report discusses the Company's challenges, goals, and successes related to building a sustainable and profitable future. For example, data is included on the significant Company-wide greenhouse gas reductions achieved through Alcan's ongoing TARGET program that was launched in 2001.

The Company was selected as a member of the Dow Jones Sustainability World Index for the fourth time in the past five years. Furthermore, Alcan is actively involved in the World Business Council for Sustainable Development Project on Accountability and Reporting and the Company's President and Chief Executive Officer is chair of the World Economic Forum's Water Initiative aimed at protecting and managing the world's water resources.

In 2003, Alcan implemented the Alcan Integrated Management System ("AIMS"), built on three key components, namely Value Based Management, Continuous Improvement and EHS FIRST, which must ensure that the same focus on value, improvement and environment, health and safety is found in each of its operations.

Maximizing Value is Alcan's governing objective and Value Based Management is the framework for all strategic investment decisions.

EHS FIRST represents a focus on environment, health and safety throughout the Company, and is aligned with ISO 14001, a globally accepted environmental standard, and OHSAS 18001, an international occupational health and safety certification. All Alcan sites are well advanced towards the goal of full compliance by the end of 2005. Newly acquired facilities will have two years to comply. EHS capital expenditures in 2004 were $79 million and are projected to be $131 million and $157 million in 2005 and 2006, respectively. Expenditures charged against income for environmental protection were $175 million in 2004 and are expected to be $218 million and $193 million in 2005 and 2006, respectively.

Continuous Improvement initiatives at Alcan were formalized under a common system in 2003 with the aim of maximizing opportunities by improving the Company's competitive position and efficiency. Alcan's continuous improvement system integrates two complementary approaches, Lean Manufacturing and Six Sigma.

F.         PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable and adequate for its operations.

G.         EMPLOYEES

As at 31 December 2004, before the Novelis Spin-off, Alcan employees were located as follows: approximately 27,800 in North America, 41,000 in Europe, 3,900 in South America, and 9,800 in Asia, Pacific and other areas. A majority of the hourly-paid employees are represented by labour unions.

There are 26 collective labour agreements in effect in Canada. Labour agreements for unionized employees at Alcan facilities in Quebec expire at the end of 2006 or in 2007. In British Columbia, the collective Labour Agreement at Kitimat expires in 2005.

In all other locations, collective agreements are negotiated on a site, regional or national level, and are of different durations.

Following the Pechiney Combination, France became the country where Alcan employs the largest number of employees. Employment conditions are defined by French law and by four national collective agreements relating to various industrial sectors: chemicals, mechanics, plastic transformation and cardboard transformation. Additional specific agreements exist at each individual company. Pension liabilities are not included in collective agreements, as pensions in France mostly result from a compulsory system managed at the national level. Complementary pensions for same individuals result from their specific contracts.

H.          PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in Canada, the U.S., the European Union as well as in other countries, which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their formal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

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

I.          COMPETITION AND GOVERNMENT REGULATIONS

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

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and import restrictions. Imports of ingot and other aluminum products into certain markets may be subject to import regulations and import duties.  These affect the Company's sales realizations and may affect the Company's competitive position. Shipments of the Company's products are also subject to the anti‑dumping laws of some importing countries, which prohibit sales of imported merchandise at less than defined fair values.

ITEM 3 LEGAL PROCEEDINGS

The responsibility for each case marked with an asterisk has been assumed by Novelis and will not be reported on by Alcan in the future. Many of the company names featured in these cases will be changed to reflect their being affiliates of Novelis.

A.        ENVIRONMENTAL MATTERS

1.         Cases

PAS Site*. Alcan's subsidiary, Alcan Aluminum Corporation ("Alcancorp"), and third parties were defendants in a lawsuit instituted in July 1987 by the U.S. Environmental Protection Agency ("EPA"), relating to the Pollution Abatement Services site, a third-party disposal site, in Oswego, New York. Alcancorp was alleged to have contaminated this site through the disposal of waste materials disposed by contractors employed by Alcancorp (and other companies). In January 1991, the U.S. District Court for the Northern District of New York found Alcancorp liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683. Alcancorp appealed this decision to the United States Court of Appeals, Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what liability, if any, might be assigned to Alcancorp depending on whether Alcancorp could prove that waste did not contribute to the costs of remediation at the site. This matter was consolidated with another case, instituted in October 1991 by the EPA against Alcancorp in the U.S. District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals Superfund site in Oswego County, New York, which was also owned by PAS. The demand hearing was held in October 1999. The trial court re-instituted its judgment holding Alcancorp liable. The amount of the judgment plus interest was $13.5 million as of December 2000. The case was appealed and in the first quarter 2003, the Second Circuit affirmed the decision of the trial court. In 2004, Alcancorp paid $13.9 million in respect of the EPA claim, representing the full amount of the judgment plus interest, and $1.6 million to the State of New York, and is currently responsible for future oversight costs, which are currently estimated at approximately $600,000.

PAS Owego Site Performing Group*. Alcancorp has also been sued by 10 other potentially responsible parties ("PRPs") at the PAS Site seeking contribution from Alcancorp for costs they collectively incurred in cleaning up the PAS Site from 1990 to present.  The costs incurred by the PRPs to date total approximately $6.4 million plus accrued interest.  Based upon currently available record evidence, Alcancorp contests responsibility for costs incurred by the PRPs.

Butler Tunnel Site*. Alcancorp was a party in a 1989 EPA lawsuit before the U.S. District Court for the Middle District of Pennsylvania involving the Butler Tunnel Superfund site, a third party disposal site. In May 1991, the Court granted summary judgment against Alcancorp for alleged disposal of hazardous waste. In 1995, after unsuccessful appeals, Alcancorp paid the entire judgment plus interest.

The United States government filed a second cost recovery action against Alcan seeking recovery of expenses associated with the installation of an early warning system for potential future releases for the Butler site. The complaint does not disclose the amount of costs sought by the government. The case has been held in abeyance since shortly after it was filed, so there has been no opportunity for discovery to fully determine the type of remedial action, the total cost, the existence of other settlements or the existence of other non-settling PRPs that may exist for potential contribution. In December 2004, a motion for partial summary judgment was heard and is under advisement.

Tri-Cities Site*. In 1994, Alcancorp and other companies responded to an EPA inquiry concerning the shipment of old drums to Tri-Cities Inc. (New York). The company previously reprocessed barrels. In 1996, the EPA issued an administrative order directing the defendants to clean up the site. Alcancorp refused to participate claiming that the drums sent to Tri-Cities were empty at the time of delivery. In September 2002, notification was received from the EPA that it contended Alcancorp was responsible for past and future response costs with accrued interest and penalties for its violation of the administrative order. Alcancorp responded by a letter outlining its objections to the EPA's determination. The EPA has since indicated that the matter has been referred to the DOJ for enforcement. In December 2004, a consent decree was negotiated with the DOJ and the EPA. Under this consent agreement, Alcancorp will pay $360,000 as a civil penalty as well as $600,000 in past costs.  Future costs have been capped at a maximum payment of $800,000.

Quanta Resources Facility*. In June 2003, the DOJ filed a Superfund costs recovery action in Federal Court for the Northern District of New York against Alcancorp and Russell Mahler, seeking unreimbursed response costs, stemming from the disposal of rolling oil emulsion at Quanta Resources facility in Syracuse, New York. The parties are in the process of discovery. In 2003, Alcancorp met with the DOJ and EPA who quantified potential liability for unreimbursed costs and penalties in the amount of $1,400,000.

Sealand Site*. New York State claims Alcancorp's waste sent to the Sealand, New York site is hazardous; Alcancorp disputes this. There are several PRPs. In 1993, Alcancorp declined a request to participate in a program to provide drinking water to area residents, contending that Alcancorp's waste did not cause or contribute to the harm caused at the site. In 2003, Alcan met with the DOJ and the EPA, who quantified the potential liability of unreimbursed costs at $2.6 million.

Omega Chemical Site. In February 1996, the Company's U.K. Subsidiary, British Alcan Aluminium plc ("British Alcan"), sold its investment in Luxfer USA Limited. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceeding. Luxfer is a participant in a joint defense group being sued by the EPA in the District Court, Central District of California, in regard to waste Luxfer sent, from 1976 to 1991, to the Omega chemical waste Superfund site, a third party disposal site in Whittier, California. Large waste generators are cleaning up the site. Luxfer, being a small contributor, is discussing settlement offers. In 2000, Luxfer and other members of the joint defense group entered into a consent decree with the EPA to complete the remediation. There were no developments in 2004.

Pennsauken Landfill. Alcancorp is a third party defendant in a suit seeking response costs initiated in December 1995 by the State of New Jersey alleging that a disposal company that had been used by Alcancorp disposed of hazardous material in a landfill in Pennsauken. Including Alcancorp, there are 277 third party defendants in this action. Various discovery issues remain outstanding. In 2002, the court granted the third party defendants the right to conduct depositions of the other party's experts. The discovery process continued in 2003. There were no developments in 2004.

Diamond Alkali Superfund Site - Lower Passaic River Initiative*. In 2003, Alcancorp received a letter from the EPA regarding an investigation being launched into possible contamination of the Lower Passaic River in 1965. Alcancorp has been identified as a PRP arising from one of its plants in Newark, New Jersey which may have generated hazardous waste. A remedial investigation feasibility study is scheduled to be carried out over several years. Alcancorp has entered into a consent decree with other PRPs and will participate in a remedial feasibility study.

Jarl Extrusions (Rochester, NY)*. The Property was acquired in 1988 and operations were subsequently discontinued. The property was sold in December 1996.  Alcancorp retained liability under the terms of sale. Alcancorp entered into a consent decree with New York State under which evaluation of the site was performed in 1990-91.  Most of the contamination was determined to have come from an adjoining site. In its response to Alcancorp's investigation report, the State asked Alcancorp to admit to liability for off-site pollution (a Superfund site is located next door) and that hazardous sludge was dumped in the ponds behind the building. Alcan denied these allegations. In light of the State's failure to cooperate with Alcancorp in the remediation of this site under the consent decree, Alcancorp filed a notice of protest with the State. Alcancorp's appeal was denied, but the State later approved a new remedial investigation report negotiated between NYSDEC and Alcancorp. A feasibility study for site remediation was then approved by NYSDEC.  Negotiations on a consent order for remedial design construction were completed and the order will be finalized once restrictive deed covenants have been filed for the property. Most of the clean-up has been completed. NYSDEC approved a long-term operation and monitoring plan ("O&M"). Alcancorp continues to conduct O&M and has sought permission to decommission two monitoring wells.

Millville, New Jersey Plant. In 1997, Wheaton USA Inc. ("Wheaton"), a wholly-owned Subsidiary, began building new furnaces at its Millville, New Jersey glass plant that were alleged to violate air emission regulations. The New Jersey Department of Environmental Protection ("NJDEP") issued a citation for violation of permits. The EPA issued an information request to which Alcan responded. Wheaton made modifications to the two furnaces. Wheaton is awaiting a review and approval from the NJDEP. There were no further developments in 2004.

Clifton, New Jersey Facility. Lawson Mardon USA plc. ("LM USA"), a wholly-owned Subsidiary, is undertaking a site investigation and clean-up of the land at its Clifton, New Jersey plant, in compliance with a NJDEP permit. No court action was brought. According to studies, offsite contamination was not a result of LM USA's operations. LM USA has reached an agreement with the NJDEP for alleged on-site contamination whereby LM USA would isolate the area and would monitor the ground water for two years. LM USA completed the remediation and ground water monitoring in 2004 and is awaiting a final determination of the NJDEP.

LM Trentesaux Site. In 1999, an investigation was carried out at a site owned by a Subsidiary, Lawson Mardon Trentesaux SA ("LM Trentesaux"), at Tourcoing, France. The land was found to be contaminated by solvent, fuel and chemical products resulting from engraving and packaging activities. An estimate of the clean-up costs was established. The investigation was also conducted to determine whether the contamination was the sole responsibility of LM Trentesaux and whether the migration of the contamination was possible. Ground contamination caused by solvent was treated and further treatment for other substances may be required.

Algoods Ontario Remediation. Beginning in 1995, environmental investigations have been conducted into the presence of oil, gasoline and volatile organic compounds ("VOCs") in the soil and groundwater at the Algoods plant site in Ontario, Canada and third party properties adjacent to this site. Algoods was sold in 1996 and under the terms of the agreement, the Company retains liability for this case. A remediation plan was approved with the Ministry of Environment ("MOE") for the oil removal and recovery is approximately 85% complete. A gasoline recovery system was commissioned by Alcan and accepted by the owner of the affected property. MOE requested and has received from Alcan a delineation study with respect to VOCs in the surrounding area. In 2004, MOE advised the Company that additional work is required. The scope of this work is currently under discussion.

Howmet Sites. Under the stock purchase agreement between Pechiney and Blade Corporation for the divestiture of certain Pechiney subsidiaries (Pechiney Corporation, Howmet Corporation, Howmet Cercast) dated 12 October 1995, Pechiney agreed to indemnify Blade Corporation, without limitation in time or a ceiling on the indemnification amount, with respect to certain environmental matters (Howmet Sites) that exceeded a reserve of $6 million on the pro-forma 1995 balance sheet of Pechiney. Alcoa, the legal successor in interest to Blade Corporation and beneficiary of the indemnification clause, asked Pechiney in 2002 to pay for the remediation costs exceeding the $6 million provision concerning the environmental risks at several sites.

Omega Chemical Sites. In addition to Alcan's defense of Luxfer at this site, Howmet is also named as a PRP at the Omega Chemical site. Howmet entered into a consent decree, the total cost of which is estimated at $15 million to all PRPs. Howmet recently entered into a revocable assignment of contribution claims in favour of the Omega Chemical PRP Group, LLC.

Dover, New Jersey Site. In 1997, Howmet notified Pechiney of high PCB readings at Dover, New Jersey. There are other possible environmental concerns at the Dover site as well. In April 1991, Howmet entered into an administrative order with the State of New Jersey for a remedial investigation/feasibility study. That process is not complete and a remedy has yet to be selected. Additionally, Howmet received oral notification in January 2004 that the State of New Jersey was seeking natural resources damages ("NRD") for claimed impact on the site groundwater. The State of New Jersey is thus asking for money damages for the impact on the groundwater separate and above the remediation costs.

Combe Fill South Landfill. In 1998, the U.S. and the New Jersey Department of Environmental Protection sued Howmet and other parties for damages and response costs in response to the environmental conditions at the Combe Fill South Landfill in New Jersey. The governments claim both past costs for remediation and future costs. An alternative dispute resolution process is underway under the supervision of the U.S. District Court for the District of New Jersey. Howmet submitted its position paper on allocation on 15 January 2004. There are hundreds of parties involved in the suit and allocations are not yet final.

Holden Mine Site. In a 1993 settlement agreement, Pechiney had agreed to indemnify Alumax for certain claims, including in relation to environmental matters relating to the Holden Mine. Holden Mine was an underground copper mine that Howe Sound Company operated from 1936 until 1957. It is located in a remote wilderness area in the Wenatchee National Forest in the State of Washington. The U.S. Forest Service, together with officials of the State of Washington and the EPA, requested the performance of a remedial investigation. An administrative order was entered in 1997. The remedial investigation identified several remedial scenarios with a wide range in cost. Total site costs (including investigation costs) and NRDs may exceed $30 million. Alcan submitted its final draft feasibility study in February 2004 and meetings took place at several times in 2004. Alcan does not yet have an agreement with the agencies on the remedy or NRDs obtained.

Blackbird Mine. In 1994 and 1995, Pechiney signed a consent decree, with the U.S. Forest Service, National Oceanic and Atmosphere Administration and the EPA, as well as the State of Idaho and two Administrative Orders with the EPA for a remedial investigation/feasibility study and early action clean-up of the Blackbird Mine. Pechiney must pay a significant portion of the total cost of the Blackbird Mine clean-up. The U.S. must pay a smaller portion of the remediation expenses with a cap. The removal actions, which began in 1995, are largely but not entirely complete. The U.S. investigated arsenic contamination at neighboring Panther Creek Inn and a soil removal remediation was performed in 1998. In August 2002, the EPA issued its proposed remedial plan for Blackbird Mine, which includes copper and cobalt actions. In Spring 2003, the EPA issued a record of decision ("ROD"), which the Company views as unfavourable and costly. Pechiney is also trying to negotiate a modification of the consent decree to extend the time for achieving water quality standards from 2002 to 2005. Negotiations with the various agencies concerning the ROD and the consent decree were held during 2003. The U.S. also issued a unilateral administrative order ("UAO") on 11 July 2003. The UAO became effective on 10 August 2003. The parties indicated their intent to comply on 14 August 2003. The EPA estimated the ROD remedy cost at $15.4 million present value in addition to what has already been paid. The EPA also demanded $25 million in financial assurance from the parties. The Company is vigorously opposing certain elements of the additional work.

Tungsten Mine Site. In April 2000, the North Carolina Department of Environment & Natural Resources, Division of Waste Management sought cooperation for the removal of drummed hazardous substances and for monitoring, testing, analyzing and reporting on the Tungsten Mine Site, in Vance County, North Carolina. Pechiney is the successor to Haile Mining Company, which it is believed mined the site from approximately 1945 through the late 1950s. A first meeting of PRPs took place in October 2001. In October 2004, the State of North Carolina met with the PRPs and presented a proposed remedial plan to which they must respond. Remedial action is expected to cost approximately $3 million for which the Company would be partially responsible.

Pohatcong Valley Site. The U.S. Department of Interior notified Pechiney Plastic Packaging Inc. ("PPPI") on 19 November 1999 that it wanted to geophysically log certain wells at the Washington, New Jersey facility as it seeks to identify possible contributors of a specific contaminant - TCE - to the Pohatcong Valley Superfund Site. This matter involves both an on-site remediation of the Washington Plant, which is near completion and a Superfund Site, which is in the early stages of investigation.

High Point Sanitary Landfill. PPPI is one of four parties that had entered into a 1998 consent order with the NJDEP for the remediation of a former landfill in Franklin County, New Jersey. Negotiations continue between the parties and the NJDEP, with the Company's share of remediation costs, if any, being undetermined.

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

B.        OTHER MATTERS

Powerex Litigation. In 1997, as part of the claim settlement arrangements related to the British Columbia Government's cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with B.C. Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. ("EPMI"), a subsidiary of Enron Corporation ("Enron"). To obtain the consent of B.C. Hydro, the Company was required to retain a residual obligation for EPMI's performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100 million, with mitigation and subrogation rights. B.C. Hydro assigned its rights to receive the power to B.C. Hydro's affiliate, Powerex Corporation ("Powerex"). On 2 December 2001, EPMI and Enron filed for protection under Chapter 11 of the U.S. Bankruptcy Code and Powerex alleged that Alcan owed it a termination payment of more than $100 million. On 17 January 2003, an arbitrator confirmed Powerex's claim for $100 million. In 2003 and 2004, there were legal proceedings in Oregon and British Columbia related to the judicial review and enforcement of the 17 January 2003 arbitral award. On 7 October 2004, Alcan and Powerex agreed to terminate all legal proceedings and, on 23 December 2004, Alcan paid to Powerex $110 million in full and final payment of the claim (inclusive of accrued interest).

Kaiser Aluminum Corporation. On 21 January 2004, Kaiser Aluminum Corporation and affiliated entities filed a motion before the U.S. Bankruptcy Court for the District of Delaware seeking to reject the five-year alumina supply agreement between Kaiser Aluminum International, Inc. ("KAII") and Pechiney Trading Company ("PTC"). The agreement provides for the supply of 300,000 tonnes of alumina per year to PTC, from January 2002 to the end of 2006. KAII assumed the agreement after it had entered into the U.S. Chapter 11 debtor protection status. The Court specifically authorized the assumption of the agreement under applicable provisions of the U.S. Bankruptcy Code at the request of the Kaiser debtors. PTC believes that the agreement is valid and enforceable, and filed objections to the motion as well as several motions of its own against the Kaiser entities. On 22 March 2004, the motion was definitively withdrawn and the alumina supply agreement remains valid and enforceable.

The Company is also involved in ordinary course litigation in jurisdictions throughout the world, none of which, in the Company's belief, could materially impair its operations, materially affect its financial condition or materially affect the Company's liquidity.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of holders of Common Shares, Series C Preference Shares and Series E Preference Shares of Alcan was held on 22 December 2004 to approve the arrangement resolution in connection with the arrangement pursuant to which most of the aluminum rolled products businesses operated by Alcan were to be transferred to Novelis and the shares of Novelis were to be distributed to Common Shareholders of Alcan.

The Special Meeting was called to consider the arrangement resolution. On a vote by ballot, the arrangement resolution was carried, with 227,278,318 Shares voted FOR and 269,756 Shares voted AGAINST the arrangement resolution. The percentage of the vote in favour was 99.92%.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal markets for trading in Alcan's Common Shares are the New York and Toronto stock exchanges. The Common Shares are also traded on the London, Paris and Swiss stock exchanges. The transfer agents for the Common Shares are CIBC Mellon Trust Company in Montreal, Toronto, Winnipeg, Regina, Calgary and Vancouver, Mellon Investors Services L.L.C. in New York, and Capita IRG in England. Common Share dividends, if declared, are paid quarterly on or about the 20th of March, June, September and December to Shareholders of record on or about the 20th of February, May, August and November, respectively.

The number of holders of record of Common Shares on 2 March 2005 was approximately 17,470.

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

	Dividend ($)	New York Stock Exchange ($)				Toronto Stock Exchange (CAN$)

2004 Quarter		High	Low	Close	Avg. Daily Volume	High	Low	Close	Avg. Daily Volume
First	0.150	49.32	40.36	44.79	1,854,861	66.08	53.75	58.29	1,459,467
Second	0.150	47.03	36.82	41.40	1,799,261	61.87	51.02	55.20	1,175,892
Third	0.150	47.93	38.07	47.80	1,022,138	60.74	50.71	60.50	934,561
Fourth	0.150	52.65	45.74	49.04	1,011,520	62.80	56.04	58.80	983,343
Year	0.600

2003 Quarter

First	0.150	32.09	26.25	27.90	759,193	49.61	38.77	41.15	865,840
Second	0.150	32.98	27.10	31.29	619,357	44.60	39.30	42.01	787,154
Third	0.150	39.83	29.68	38.26	1,341,545	53.80	40.86	52.40	1,129,083
Fourth	0.150	48.35	38.31	46.95	1,819,066	64.25	49.83	60.57	1,071,741
Year	0.600

*   The share prices are those reported as ''New York Stock Exchange - Consolidated Trading'' and reported by the Toronto Stock Exchange.

Equity Compensation Plan Information

The information required is incorporated by reference to the Proxy Circular in section entitled ''Securities Authorized for Issuance Under Equity Compensation Plans'' on page 26.

Sales of Unregistered Securities

In 2004, the Company issued 244,842 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options.  These Common Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Regulation S.  The dates of sale and amounts of Common Shares are set forth below:

2004 Exercises - Dates

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
13-Jan-04	14	25-Jun-04	978	07-Oct-04	2,190
21-Jan-04	2,099	05-Jul-04	1,225	08-Oct-04	838
03-Feb-04	1,225	22-Jul-04	700	12-Oct-04	2,273
09-Feb-04	4,052	31-Aug-04	978	13-Oct-04	361
22-Mar-04	718	02-Sep-04	8,961	14-Oct-04	524
29-Mar-04	7	03-Sep-04	9,774	16-Oct-04	140
01-Apr-04	1,750	06-Sep-04	35,841	18-Oct-04	1,600
13-Apr-04	2,871	07-Sep-04	59,498	22-Oct-04	8,604
14-Apr-04	5	08-Sep-04	2,793	5-Nov-04	2,000
19-Apr-04	2,991	10-Sep-04	1,816	15-Nov-04	11,446
20-Apr-04	26	20-Sep-04	2,152	16-Nov-04	377
21-Apr-04	509	28-Sep-04	20,072	23-Nov-04	1,397
26-Apr-04	6	29-Sep-04	98	30-Nov-04	718
04-Jun-04	2,153	30-Sep-04	23,244	11-Dec-04	4,303
16-Jun-04	561	06-Oct-04	4,195

In addition, the Company's subsidiary Pechiney sold a total of 1,237,558 of the Company's Common Shares between 23 January 2004 and 30 January 2004 and between 25 June 2004 and 29 June 2004. The Common Shares had been acquired by Pechiney in connection with its tender of Pechiney common shares to the initial and follow up offers made by the Company between October 2003 and January 2004 to purchase Pechiney securities.  The sales were made through the facilities of the New York Stock Exchange without registration under the Securities Act or an applicable exemption from registration. The dates of sales and amounts of Common Shares are as follows: 185,000 Shares on 23 January 2004, 107,000 Shares on 26 January 2004, 87,500 Shares on 27 January 2004, 71,600 Shares on 28 January 2004, 104,600 Shares on 29 January 2004, 135,969 Shares on 30 January 2004, 146,700 Shares on 25 June 2004, 217,889 Shares on 28 June 2004 and 181,300 Shares on 29 June 2004; for a total of 1,237,558 Shares.

The aggregate proceeds of the unregistered sales of the Common Shares discussed above were approximately $52.3 million. These proceeds were used for general corporate purposes.

ITEM 6 SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA
(in millions of Dollars, except for per share amounts)

	Years ended 31 December
U.S. GAAP	2004	2003	2002	2001	2000

Sales and operating revenues	24,885	13,850	12,483	12,545	9,237

Income (Loss) from continuing operations	252	262	421	(60)	582

Income (Loss) from discontinued operations	6	(159)	(21)	(6)	-

Cumulative effect of accounting changes	-	(39)	(748)	(12)	-

Net income (Loss)	258	64	(348)	(78)	582

Earnings (Loss) per share:

Basic and diluted:

Income (Loss) from continuing operations	0.67	0.79	1.29	(0.21)	2.31

Loss from discontinued operations	0.02	(0.49)	(0.07)	(0.02)	-

Cumulative effect of accounting changes	-	(0.12)	(2.32)	(0.04)	-

Net income (Loss) per share	0.69	0.18	(1.10)	(0.27)	2.31

Cash dividends per share	0.60	0.60	0.60	0.60	0.60

Total assets	33,341	31,948	17,761	17,551	17,846

Long-term debt (including current portion)	6,914	7,778	3,369	3,411	3,423

Alcan has historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to U.S. GAAP. On 1 January 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its Consolidated Financial Statements.   Historical Consolidated Financial Statements were restated in accordance with U.S. GAAP. Note 35 of the Consolidated Financial Statements, prepared in accordance with U.S. GAAP provides an explanation and reconciliation of differences between U.S. and Canadian GAAP.

The financial information for all prior periods has been reclassified for discontinued operations. For a description of the Company's discontinued operations and assets held for sale, see Note 5 to the Consolidated Financial Statements, prepared in accordance with U.S. GAAP. Unaudited pro forma condensed consolidated information of the Company as at and for the year ended 31 December 2004, giving effect to the Novelis Spin-off as at 1 January 2004 for the statement of income and as of 31 December 2004 for the balance sheet, is included in Note 7 to the Consolidated Financial Statements.

In 2003, the Company retroactively adopted Statement of Financial Accounting Standard (SFAS) No. 143, Asset Retirement Obligations.  An after-tax charge of $39 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation.  See Note 4 of the Consolidated Financial Statements, prepared in accordance with U.S. GAAP.

In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  An after-tax charge of $748 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating to impairment of goodwill. See Note 4 of the Consolidated Financial Statements, prepared in accordance with U.S. GAAP.

In 2001, the Company adopted SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities.  These standards require that all derivatives be recorded in the financial statements at fair value.  Unrealized gains and losses resulting from the valuation of derivatives at fair value are recognized in net income as the gains and losses arise and not concurrently with the recognition of the transactions being hedged.  An after-tax charge of $12 million for the cumulative effect of accounting change was recorded as a result of the new standard.

The accounting policies adopted by the Company during the years 2002 to 2004 are described in Note 4 of the Consolidated Financial Statements, prepared in accordance with U.S. GAAP.

The data presented above should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is filed as exhibit 99.3 and  is incorporated by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at 31 December 2004 and 31 December 2003 net of its invested surplus cash and time deposits at 31 December 2004 and 31 December 2003 would be to reduce net income by $7 million and $5 million, respectively. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see Note 3 of the Consolidated Financial Statements.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 December 2004.

(in US$ millions, except for average contract rate)		2005	2006	2007	2008	2009	2010	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To buy USD against the foreign currency

CHF	Nominal amount	64	28	2	2	1	-	97	(13)
	Average contract rate	1.307	1.294	1.287	1.261	1.238	-

GBP	Nominal amount	34	3	-	-	-	-	37	(1)
	Average contract rate	1.840	1.906	-	-	-	-

JPY	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	108.7	-	-	-	-	-

ZAR	Nominal amount	1	-	-	-	-	-
	Average contract rate	4.38	-	-	-	-	-	1

To sell USD against the foreign currency

AUD	Nominal amount	36	-	-	-	-	-	36	-
	Average contract rate	0.775	-	-	-	-	-

GBP	Nominal amount	25	-	-	-	-	-	25	1
	Average contract rate	1.814	4.916	-	-	-	-

BRL	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	2.810	-	-	-	-	-

EUR	Nominal amount	63	13	16	-	-	-	92	11
	Average contract rate	1.283	0.753	1.140	1.154	-	-

CHF	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.107	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	654	129	76	12	6	-	877	(61)
	Average contract rate	1.281	1.240	1.210	1.088	1.125	-

USD	Nominal amount	-	1,355	-	-	-	-	1,355	(167)
	Average contract rate	-	1.1984	-	-	-	-

CHF	Nominal amount	65	31	5	4	3	-	108	(1)
	Average contract rate	1.522	1.495	1.461	1.443	1.427	-

GBP	Nominal amount	106	14	-	-	-	-	120	(1)
	Average contract rate	0.703	0.707	-	-	-	-

ZAR	Nominal amount	17	1	-	-	-	-	18	1
	Average contract rate	8.128	8.043	-	-	-	-

(in US$ millions, except for average contract rate)		2005	2006	2007	2008	2009	2010	Total Nominal Amount	Fair Value

FORWARD CONTRACTS (cont'd)

To buy EUR against the foreign currency

GBP	Nominal amount	127	13	2	-	-	-	142	3
	Average contract rate	0.699	0.716	0.736	-	-	-

AUD	Nominal amount	8	-	-	-	-	-	8	-
	Average contract rate	1.774	-	-	-	-	-

CHF	Nominal amount	12	-	-	-	-	-	12	-
	Average contract rate	1.528	-	-	-	-	-

JPY	Nominal amount	42	-	-	-	-	-	42	-
	Average contract rate	30.527	-	-	-	-	-

Other	Nominal amount	10	-	-	-	-	-	10	-

To sell GBP against the foreign currency

CHF	Nominal amount	21	-	-	-	-	-	21	-
	Average contract rate	2.17	-	-	-	-	-

Other	Nominal amount	12	-	-	-	-	-	12	-

OPTIONS

To sell USD against the foreign currency

EUR	Nominal amount	50	-	-	-	-	-	50	14
	Average contract rate	0.973	-	-	-	-	-

GBP	Nominal amount	4	-	-	-	-	-	4	-
	Average contract rate	1.710	-	-	-	-	-

The schedule below presents fair value information and contracts terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 December 2003.

(In US$ millions, except for average contract rate)		2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To purchase USD against the foreign currency

CHF	Nominal amount	20	29	16	2	1	1	69	(11)
	Average contract rate	1.572	1.387	1.336	1.287	1.261	1.238

GBP	Nominal amount	11	8	3	-	-	-	22	-
	Average contract rate	1.740	1.686	1.587	-	-	-
To sell USD against the foreign currency

AUD	Nominal amount	118	-	-	-	-	-	118	31
	Average contract rate	0.577	-	-	-	-	-

GBP	Nominal amount	6	1	-	-	-	-	7	1
	Average contract rate	1.509	1.407	-	-	-	-

BRL	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	2.9	-	-	-	-	-

EUR	Nominal amount	195	63	20	9	-	-	287	43
	Average contract rate	1.113	0.971	0.897	1.045	-	-

To sell EUR against the foreign currency

USD	Nominal amount	352	49	13	4	8	-	426	(32)
	Average contract rate	1.164	1.099	1.059	0.975	1.076	-

USD	Nominal amount	-	-	1,256	-	-	-	1,256	(44)
	Average contract rate	-	-	1.198	-	-	-	-

CHF	Nominal amount	41	10	8	4	4	3	70	-
	Average contract rate	1.535	1.511	1.487	1.461	1.443	1.427

ZAR	Nominal amount	30	6	-	-	-	-	36	-
	Average contract rate	8.590	8.305	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	55	3	-	-	-	-	58	-
	Average contract rate	0.711	0.713	-	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.511	-	-	-	-	-

JPY	Nominal amount	15	-	-	-	-	-	15	1
	Average contract rate	130.1	-	-	-	-	-

Other	Nominal amount	63	-	-	-	-	-	63	-

(In US$ millions, except for average contract rate)		2004	2005	2006	2007	2008	2009	Total Nominal Amount	Fair Value
To buy CHF against other foreign currency

Other	Nominal amount	1	-	-	-	-	-	1	-

To buy GBP against other foreign currency

Other	Nominal amount	36	-	-	-	-	-	36	-

OPTIONS
To sell USD against the foreign currency

AUD	Nominal amount	70	-	-	-	-	-	70	16
	Average contract rate	0.564

GBP	Nominal amount	9	-	-	-	-	-	9	-
	Average contract rate	1.710

EUR	Nominal amount	325	-	-	-	-	-	325	51
	Average contract rate	0.942

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to buy or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see Note 3 of the Consolidated Financial Statements.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 December 2004 would be to increase net income over the period ending December 2006 by approximately $70 million ($59 million in 2005 and $11 million in 2006). As of 31 December 2003, such sensitivity was $26 million ($11 million in 2004 and $15 million in 2005). The results as of 31 December 2004 reflect a 10% reduction from the 31 December 2004, three-month LME aluminum closing price of $1,958 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2004. The Company's aluminum forward contract positions, producing the above results, are taken out to hedge future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers and hedge future sales. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 24,000 tonnes, which is marked to market. In addition, see page 23 of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is filed as exhibit 99.4 and is incorporated by reference and includes the Consolidated Financial Statements and Notes thereto and the "Auditors' Report" and the section entitled "Quarterly Financial Data".

The location of Financial Statements and other material required under this Item is found under Item 15 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of 31 December 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As the control deficiency relating to the allocation of goodwill to one reporting unit acquired in a business combination as hereinafter described, was corrected after 31 December 2004 but prior to the completion of the financial statements, the Chief Executive Officer and Chief Financial Officer concluded that Alcan's disclosure controls and procedures provide reasonable assurance of effectiveness.

Management's report on internal control over financial reporting:

Management of Alcan is responsible for establishing and maintaining adequate internal control over financial reporting. Alcan's internal control over financial reporting is a process designed under the supervision of Alcan's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP.

As of 31 December 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment identified one control deficiency in the Company's internal control over financial reporting that constitutes a material weakness, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, that existed as of 31 December 2004.  The deficiency in question was that the Company's methodology for allocating goodwill resulted in an excess allocation of goodwill to one reporting unit consisting of certain fabricating businesses acquired in the Pechiney Combination and for which the Company properly determined goodwill to be impaired in the fourth quarter of 2004.  The excess allocation of goodwill to the reporting unit resulted in an overstatement of the fourth quarter 2004 goodwill impairment charge of which $109 million related to this material weakness.  The appropriate corrections were made prior to the completion of the financial statements and resulted in an increase to the Company's net income for the year and for the fourth quarter of 2004, but did not have any effect on previously filed financial statements.  Because of the existence of the deficiency in question at year-end, management has concluded that the Company's internal control over financial reporting was ineffective as of 31 December 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of 31 December 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 2 and 3 of the Consolidated Financial Statements, which expresses an unqualified opinion on management's assessment and, due to the control deficiency described above, an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting as of 31 December 2004.

Remediation of the deficiency

The deficiency in question was corrected by making appropriate changes to the Company's documented accounting policies and procedures for allocating goodwill to reporting units acquired in a business combination.

Management's report on Consolidated Financial Statements

Management has concluded that the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in accordance with generally accepted accounting principles in the United States.  The consolidated financial statements have been audited by PricewaterhouseCoopers LLP as stated in their report which expressed an unqualified opinion thereon.

ITEM 9B OTHER INFORMATION

The Company has nothing to report under this Item.

PART III

Information in this part is based on information contained in the Company's Proxy Circular dated 2 March 2005.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.          IDENTIFICATION OF DIRECTORS

Alcan has a Worldwide Code of Employee and Business Conduct that governs all employees of Alcan as well as the Directors. As an annex to the Code and supplemental thereto, the Company has adopted a Code of Ethics for Senior Financial Officers including the Chief Executive Officer, the Executive Financial Officer and the Controller, which is available on the Company's website at www.alcan.com.

Supplemental information required by this item is incorporated by reference to the Proxy Circular on pages 9 to 15, in the section entitled ''Corporate Governance Practices''.

The term of office of each Director runs from the time of his or her election to the next succeeding annual meeting or until he or she ceases to hold office as such.

The following are nominees for election as Directors:

ROLAND BERGER, 67, Director since 2002; Munich, Germany.
Mr. Berger is non-executive chairman of Munich-based Roland Berger Strategy Consultants, one of the leading global strategy consultancies which he founded in 1967. He is also a member of various supervisory boards and consultant groups, pursues extensive commitments in the public sector and is an expert on corporate management and general economic and social issues.
(1), (3), (5)

L. DENIS DESAUTELS, o.c., f.c.a., 61, Director since 2003; Ottawa, Ontario.
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

(1), (2*), (3)

TRAVIS ENGEN, 60, Director since 1996; New Canaan, Connecticut.
See Item 10 (B) ("Identification of Executive Officers") below.

L. YVES FORTIER, c.c., q.c., 69, Director since 2002; Montreal, Quebec.
Mr. Fortier is Chairman of the Board of Alcan and is chairman and a senior partner of the law firm Ogilvy Renault in Montreal. From 1988 to 1992, he was Ambassador and Permanent Representative of Canada to the United Nations. He is also governor of Hudson's Bay Company and a director of NOVA Chemicals Corporation and Nortel Networks Corporation. Mr. Fortier is a trustee of the International Accounting Standards Committee.
(1*), (4)

JEAN-PAUL JACAMON, 57, Director since 2004; Mareil-Marly, France.
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
(1), (3)

WILLIAM R. LOOMIS, JR., 56, Director since 2002; Santa Barbara, California.
Mr. Loomis is involved in investment and academic activities. He was a limited managing director of Lazard LLC from January 2001 to March 2004. He was chief executive officer of Lazard LLC from November 2000 to December 2001. He was previously deputy chief executive officer from 1999 and a managing director from 1995 of Lazard Frères & Co. He is a director of Limited Brands, Inc. and Ripplewood Holdings LLC.
(1), (2), (4), (5*)

YVES MANSION, 54, Director since 2004; Paris, France.
Mr. Mansion is chairman and chief executive officer of Société Foncière Lyonnaise since March 2002 and a member of the French Collège de l'Autorité des marchés financiers. He was group managing director of Assurances Générales de France from 1990 to 2001. Mr. Mansion is a member of the supervisory board of Euler Hermes and deputy director of l'Entreprise de Recherche et d'activités pétrolières.
(1), (2)

CHRISTINE MORIN-POSTEL, 58, Director since 2003; Neuilly sur Seine, France.
Mrs. Morin-Postel was, until 2003, executive vice president in charge of human resources at Suez Group. She was previously chief executive officer of Société Générale de Belgique from 1998 to 2001. Mrs. Morin-Postel is a director of 3i Group plc, a world leader in venture capital, and Pilkington plc, a world leader in manufacturing of glass and glazing products. She is also a member of the supervisory board of Royal Dutch Shell Company.
(1), (2)

H. ONNO RUDING, 65, Director since 2004; Brussels, Belgium.
Dr. Ruding was Minister of Finance of the Netherlands and was an executive director of the International Monetary Fund in Washington, D.C. and a member of the Board of managing directors of AMRO Bank in Amsterdam. He was, until 2003, vice chairman of Citicorp and Citibank, N.A. Dr. Ruding is a director of Corning Inc, Holcim AG and RTL Group. He is chairman of BNG NV (Bank for the Netherlands Municipalities) and the Centre for European Policy Studies (CEPS) in Brussels. Dr. Ruding is also a member of the international advisory committees of Robeco Group, Citigroup and the Federal Reserve Bank of New York.
(1), (3)

GUY SAINT-PIERRE, c.c, 70, Director since 1994; Montreal, Quebec.
Mr. Saint-Pierre was, until 2004, chairman of the board of the Royal Bank of Canada. He was president and chief executive officer of SNC-Lavalin Group Inc., a leading engineering-construction firm, from 1989 to 1996 and chairman from 1996 to 2002. Mr. Saint-Pierre is a director of the Institute for Research on Public Policy.
(1), (2), (3), (5)

GERHARD SCHULMEYER, 66, Director since 1996; Greenwich, Connecticut.
Mr. Schulmeyer is professor of practice at MIT Sloan School of Management since 2002. From 1998 until 2001, he was president and chief executive officer of Siemens Corporation, a leading company in electronics and electrical engineering. He serves on the boards of Zurich Financial Services, Ingram Micro Inc., and Korn/Ferry International as well as the international advisory board of Banco Santander Central Hispano.
(1), (3*), (4)

PAUL M. TELLIER, p.c., c.c., q.c., 64, Director since 1998; Montreal, Quebec.
Mr. Tellier was, until December 2004, president and chief executive officer of Bombardier Inc. From 1992 to 2002, he was president and chief executive officer of the Canadian National Railway Company. He is a director of McCain Foods, Bell Canada and BCE Inc. He is former chairman of the Conference Board of Canada.
(1), (2), (4*)

MILTON K. WONG, c.m., 54, Director since 2003; Vancouver, British Columbia.
Mr. Wong is non-executive chairman of HSBC Asset Management (Canada) Limited since 1996 and Chancellor of Simon Fraser University in British Columbia. He was founder and chairman of M.K. Wong & Associates util it was sold in 1996 to HSBC. He serves as a director on the boards of the Aga Khan Foundation Canada, the Canada-U.S. Fulbright Program, the Pacific Salmon Endowment Society, Genome BC and the Pierre Elliott Trudeau Foundation. He is the founder and past-chairman of the Laurier Institution, a non-profit organization for advancing knowledge of the economics of cultural diversity.
(1), (4)

Committee Memberships

1.       Corporate Governance

2.       Audit

3.       Human Resources

4.       Environment, Health & Safety

5.       Nominating

*     Committee Chairman

B.         IDENTIFICATION OF EXECUTIVE OFFICERS

The following is certain information with respect to Alcan's Executive Officers:

TRAVIS ENGEN, 60, President and Chief Executive Officer and Director, Alcan Inc.
Mr. Engen has been President and CEO of Alcan since March 2001. Prior to joining the Company, Mr. Engen had been chairman and chief executive of ITT Industries, Inc. since 1995. Mr. Engen is a director of Lyondell Chemical Company and the Canadian Council of Chief Executives. He is vice chairman of the World Business Council for Sustainable Development and is chairman of the International Aluminium Institute and of The Prince of Wales International Business Leaders Forum.

RICHARD B. EVANS, 57, Executive Vice President, Office of the President, Alcan Inc.
Mr. Evans has held this position since 1 January 2002 and currently oversees two of Alcan's four Business Groups: Packaging and Engineered Products. Prior to the Novelis Spin-off from 2002 to 2004, he had similar responsibility for Bauxite and Alumina, Primary Metal and Engineered Products. From 2000 to 2001, Mr. Evans was based in Zurich and was responsible for the merger integration of the Company and Algroup. He has held several positions within the Company, including Executive Vice President, President, Aluminum Fabrication, Europe (March 1999) and Executive Vice President, Fabricated Products, North America. Prior to joining the Company in January 1997, Mr. Evans held senior management positions with Kaiser Aluminum & Chemical Corporation. Mr. Evans is a director of Bowater Incorporated and the International Aluminium Institute.

MICHAEL HANLEY, 39, Executive Vice President, Office of the President, Alcan Inc., President and Chief Executive Officer, Alcan Bauxite and Alumina.
Mr. Hanley oversees two of Alcan's Business Groups: Bauxite and Alumina and Primary Metal. He has held this position since 3 February 2005. Until a successor is named, he will maintain his responsibility as President and Chief Executive Officer, Alcan Bauxite and Alumina (January 2002). He has held several positions with the Company: Vice President, Investor Relations (September 2000), Vice President and Assistant Financial Controller, Global Fabrication (July 1999) and Director, Finance, Bauxite, Alumina and Chemicals Group (June 1998). Prior to joining the Company in June 1998, Mr. Hanley was vice president and chief financial officer of Gaz Metropolitain Inc.

GEOFFERY E. MERSZEI, 53, Executive Vice President and Chief Financial Officer, Alcan Inc.
Mr. Merszei joined the Company in September 2001. Prior to his current position, he was vice president and treasurer of The Dow Chemical Company. He worked for 24 years in senior financial positions with Dow in Europe, Asia-Pacific and North America.

DAVID L. McAUSLAND, 51, Executive Vice President, Corporate Development and Chief Legal Officer, Alcan Inc.
Mr. McAusland has held this position since February 2005 and his responsibilities include worldwide legal and regulatory affairs, mergers, acquisitions and major transactions as well as corporate development initiatives. He joined the Company in June 1999 as Vice President, Chief Legal Officer and Secretary. Prior to joining, he was managing partner at Byers Casgrain, a Montreal law firm, and was president of the Montreal Board of Trade. Mr. McAusland is a director of Cogeco Inc., Cogeco Cable Inc. and Cascades Inc.

DANIEL GAGNIER, 58, Senior Vice President, Corporate and External Affairs, Alcan Inc.
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

GASTON OUELLET, 62, Senior Vice President, Human Resources, Alcan Inc.
Mr. Ouellet has held this position since October 2000. He was appointed Vice President, Human Resources in April 1993. Mr. Ouellet joined the Company in 1967.

CYNTHIA CARROLL, 48, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Primary Metal.
Mrs. Carroll has held this position since 1 January 2002 and her responsibilities include Alcan primary metal facilities and power generation installations. She has held several positions with the Company: Vice President, President Bauxite, Alumina and Specialty Chemicals (1998), managing Director of Aughinish Alumina Limited (1996) and Vice President/General Manager of Alcan Foil Products (1991).

MICHEL JACQUES, 52, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Engineered Products.
Mr. Jacques has held this position since 3 October 2003. Prior to the Pechiney Combination, Mr. Jacques was Vice President, Strategic Management Support, a position he held since 1 January 2002 and assisted the Office of the President and the executive management team in addressing high value at stake issues and providing expertise to business groups. He has also held various positions with the Company: Director, Corporate Development (September 2000), Vice President, Metal Management, Business Planning and Development, Alcan Europe (1997), and Director, Metal Management, Logistics and Information Technology (September 1996).

CHRISTEL BORIES, 40, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Packaging.
Mrs. Bories has held this position since 3 December 2003. She joined Pechiney in April 1995 as Senior Vice President of Strategy and Control, and Secretary to the Executive Committee. In 1998, she became Executive Vice President, member of the Executive Committee of Pechiney. In January 1999, she was appointed head of the Packaging Sector of Pechiney. She also supervised Pechiney's General Procurement activities.

RHODRI J. HARRIES, 41, Vice President and Treasurer, Alcan Inc.
Mr. Harries joined the Company in August 2004. Prior to his current position, he was assistant treasurer of General Motors Corporation. He worked for over 15 years in treasury and finance positions with General Motors in Europe, North America and Asia-Pacific.

THOMAS J. HARRINGTON, 46, Vice President and Controller, Alcan Inc.
Prior to joining the Company in November 2002, Mr. Harrington was employed at General Electric Company, from 1997 to 2002, where he held several accounting and financial positions, leading to his role as global controller for GE Medical Systems. Prior to joining GE, Mr. Harrington was with Deloitte & Touche LLP, in California, from 1991 to 1997.

ROY MILLINGTON, 45, Corporate Secretary, Alcan Inc.
Mr. Millington has held this position since July 2001. As senior legal counsel, he was previously based in Zurich and was active in the global legal integration of the Company and Algroup. He has been a member of Alcan's legal department since 1989 and served with British Alcan Aluminium plc from 1995 to 1997.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Proxy Circular, pages 24 to 30, in the section entitled "Executive Officers' Compensation".

Human Resources Committee Interlocks and Insider Participation

No member of the Human Resources Committee has ever been an officer or employee of the Company or of any of its Subsidiaries. None of the Company's Executive Officers serves on the board of directors or on the compensation committee of any other entity, any officers of which served on either the Board or the Human Resources Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Share Ownership of Certain Beneficial Owners

The following shareholder reported to the SEC on Schedule 13G that it owned more than five percent of Alcan's Common Shares. Except as set forth below, to Alcan's knowledge as of the date of this report, no person owned beneficially five percent or more of Alcan's Common Shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Common Shares Owned
Capital Group International Inc. 11100 Santa Monica Blvd. Los Angeles, CA 90025	22,087,290 (1)	6.0%

(1)   Capital Group International, Inc. is the parent holding company of a group of investment management companies. It reported that it had sole power to vote 17,915,690 Shares, sole power to dispose of 22,087,290 Shares and shared power to vote or dispose of none of the Shares in a filing with the SEC on Form 13G on 11 February 2005.

Share Ownership of Directors and Executive Officers

Directors and Executive Officers as a group beneficially own 350,281 Common Shares (including shares over which control or direction is exercised). This represents 0.09% of Common Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Proxy Circular) to purchase 3,759,918 Shares.

The following table lists ownership of Alcan's Common Shares by each Director, by each named executive officer in the executive officers' compensation table on page 24 of the Proxy Circular, and by all Directors and Executive Officers as a group as of 2 March 2005.

Name	Current Beneficial Holdings	Shares Subject to Options[1]	Stock Price Appreciation Units[2]	Number of Deferred Share Units	Total

Roland Berger (D)	-	N/A	N/A	5,185[3]	5,185
L. Denis Desautels (D)	573	N/A	N/A	3,349[3]	3,922
Travis Engen (D, O)	225,500	1,815,517	N/A	2,192[3]	2,043,209
L. Yves Fortier (D)	1,000	N/A	N/A	16,633[3]	17,633
Jean-Paul Jacamon (D)	136	N/A	N/A	1,795	1,931
William R. Loomis (D)	10,000	N/A	N/A	8,406[3]	18,406
Yves Mansion (D)	-	N/A	N/A	3,675[3]	3,675
Christine Morin-Postel (D)	-	N/A	N/A	5,268[3]	5,268
H. Onno Ruding (D)	112	N/A	N/A	449[3]	561
Guy Saint-Pierre (D)	16,170	N/A	N/A	8,976[3]	25,146
Gerhard Schulmeyer (D)	2,245	N/A	N/A	8,809[3]	11,054
Paul M. Tellier (D)	1,958	N/A	N/A	14,334[3]	16,292
Milton K. Wong (D)	40,000	N/A	N/A	6,274[3]	46,274
Richard B. Evans (O)	25,000	447,264	85,530	35,101[4]	667,895
Geoffery E. Merszei (O)	21,000	405,754	N/A	N/A	426,754
Cynthia Carroll (O)	-	245,433	N/A	N/A	245,433
All Directors and Officers as a group (25 individuals)	350,281	3,640,347	164,103	128,146	4,260,197

D - Director
O - Officer

The fifth named Executive Officer, Brian W. Sturgell has left the Company to become chief executive officer of Novelis.

[1]   Represents shares that may be acquired through the exercise of B, C, D, and E options as described in the Proxy Circular on pages 25 and 26.

[2]   Indicates number of units awarded under the Alcan Stock Price Appreciation Unit Plan. The Plan is described on page 28 of the Proxy Circular. The units are payable in cash.

[3]   Indicates number of deferred share units awarded under the Directors Deferred Share Unit Plan. The Plan is described on page 31 of the Proxy Circular. The units are payable in cash.

[4]   Mr. Evans holds 31,521 deferred shares units under the Executive Deferred Share Unit Plan, and 3,580 units under the Medium-Term Incentive Plan, which has been discontinued. The Executive Deferred Share Unit Plan is described on page 20 of the Proxy Circular. The units are payable in cash.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

The information required is incorporated by reference to the Proxy Circular, page 33, the section entitled "Indebtedness of Directors and Executive Officers".

The interest rate is currently nil on all outstanding option loans.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated by reference to the Proxy Circular, pages 16 and 17, the sections entitled "Report of the Audit Committee" and "Auditors".

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.   1.   FINANCIAL STATEMENTS

            The information required is filed as exhibit 99.4 and is incorporated by reference herein.

            Unaudited pro forma condensed consolidated information of the Company as at and for the year ended 31 December 2004, giving effect to the Novelis Spin-off as of 1 January 2004 for the statement of income and as of 31 December 2004 for the balance sheet, is included in Note 7 to the Consolidated Financial Statements. This pro forma information complies with the requirements of Article 11 of Regulation S-X.

            List of Financial Statements Included under Item 8 of this Report:

            -  Auditors' Report

            -  Consolidated Statement of Income

            -  Consolidated Balance Sheet

            -  Consolidated Statement of Cash Flows

            -  Notes to Consolidated Financial Statements

            -  Quarterly Financial Data (unaudited)

            -  Eleven-Year Summary

2.   FINANCIAL STATEMENTS SCHEDULES

      The required information is shown in the Consolidated Financial Statements or Notes thereto.

3.   EXHIBITS

      References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555. References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

(3)      Articles of Incorporation and By-laws:

3.1       Restated Articles of Incorporation dated 6 January 2005. (Incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on 7 January 2005.)

3.2        By-law No. 1A. (Restated). (Incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K of the Company for 2003.)

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

4.1.3    Second Supplemental Indenture dated as of 30 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.4    Third Supplemental Indenture dated as of 19 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit (4)(a) to the Company's Current Report on Form 8-K dated 26 July 1989 filed with the Commission on 26 July 1989 (Commission File Number 1-3677).)

4.1.5    Fourth Supplemental Indenture dated as of 17 July 1990 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-35977) filed with the Commission on 20 July 1990.)

4.1.6    Fifth Supplemental Indenture dated as of 1 January 1995 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-76535) filed with the Commission on 19 April 1999.)

4.1.7     Sixth Supplemental Indenture dated as of 8 April 2002 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.7 to the Company's Registration Statement on Form S-3 (No. 333-85998) filed with the Commission on 11 April 2002.)

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

4.1.10   Specimen Form of Debt Security. (Incorporated by reference to exhibit 4.1 to Form 8-A filed with the Commission on 10 September 2002.)

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

(10)     Material Contracts:

10.1      Employment Agreement, dated 23 February 2001, with Travis Engen. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 2000.)

10.2      Employment Agreement, dated 31 December 2001, with Brian W. Sturgell. (Substantially similar agreements have been entered into with Richard B. Evans, Geoffery E. Merszei and Cynthia Carroll.) (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2001.)

10.3     Alcan Executive Share Option Plan. (Incorporated by reference to the section entitled "The Plan" on pages 3 through 8 and on pages 3 through 7 of the Prospectuses dated 30 April 1990 and 28 April 1993, respectively, filed as part of the Company's Registration Statements on Form S-8 (Nos. 33‑34716 and 33-61790).)

10.4     Alcan Executive Performance Award Plan revised as of October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)

10.5     Alcan Flexible Perquisites Program (Canada). (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)

10.6     Alcan Corporation Flexible Perquisites Program (U.S.), dated 1 January 2003. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 2003.)

10.7     Alcan Corporation Executive Company Vehicle Program (U.S.), dated 7 November 2000. (Incorporated by reference to exhibit 10.7 to the Annual Report on Form 10-K of the Company for 2003.)

10.8    Alcan Pension Plan for Officers, dated 1 January 2003. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 2003.)

10.9     B.C./Alcan Inc. 1997 Agreement. (Incorporated by reference to exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

10.10   Alcan Inc. Stock Price Appreciation Unit Plan, dated 27 September 2001. (Incorporated by reference to exhibit 99.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2001.)

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

10.14    Change of Control Agreement dated 1 August 2002 with Richard B. Evans. (Substantially similar agreements have been entered into with Brian W. Sturgell, Geoffery E. Merszei and Cynthia Carroll.) (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2002.)

10.15    Special award of restricted stock units dated 17 December 2003 for Brian W. Sturgell. (Incorporated by reference to exhibit 10.15 to the Annual Report on Form 10-K of the Company for 2003.)

10.16    Separation Agreement dated 31 December 2004 between Alcan Inc. and Novelis Inc. (Filed herewith.)

(14.1)  Worldwide Code of Employee and Business Conduct. (Incorporated by reference to exhibit 14.1 to the Annual Report on Form 10-K of the Company for 2003.)

(14.2)  Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14.2 to the Annual Report on Form 10-K of the Company for 2003.)

(21)     Subsidiaries and Related Companies of the Company is on page 64. (Filed herewith.)

(23)     Consent of Independent Accountants is on page 63. (Attached hereto.)

(24)     Powers of Attorney. (Filed herewith.)

24.1           Power of Attorney of L. D. Desautels

24.2           Power of Attorney of L. Y. Fortier

24.3           Power of Attorney of J.-P. Jacamon

24.4           Power of Attorney of W. R. Loomis

24.5           Power of Attorney of Y. Mansion

24.6           Power of Attorney of C. Morin-Postel

24.7           Power of Attorney of G. Saint-Pierre

24.8           Power of Attorney of G. Schulmeyer

24.9           Power of Attorney of P. M. Tellier

24.10         Power of Attorney of M. K. Wong

(31.1)  Section 302 Certification signed by Travis Engen on 14 March 2005. (Filed herewith.)

(31.2)  Section 302 Certification signed by Geoffery E. Merszei on 14 March 2005. (Filed herewith.)

(32.1)  Section 906 Certification signed by Travis Engen on 14 March 2005. (Filed herewith.)

(32.2)  Section 906 Certification signed by Geoffery E. Merszei on 14 March 2005. (Filed herewith.)

(99.1)  Charter of the Audit Committee. (Filed herewith.)

(99.2)  Proxy Circular. (Filed herewith.)

(99.3)  Management's Discussion and Analysis of Financial Condition and Results of Operations (Filed herewith.)

(99.4)  Consolidated Financial Statements (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCAN INC.

16 March 2005	By:	*
L. Yves Fortier, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 16 March 2005.

/s/ Travis Engen
Travis Engen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Roland Berger, Director

*
L. Denis Desautels, Director

*
L. Yves Fortier, Chairman of the Board

*
Jean-Paul Jacamon, Director

*
William R. Loomis, Jr., Director

*
Yves Mansion, Director

*
Christine Morin-Postel, Director

H. Onno Ruding, Director

*
Guy Saint-Pierre, Director

*
Gerhard Schulmeyer, Director

*
Paul M. Tellier, Director

*
Milton K. Wong, Director

/s/ Geoffery E. Merszei
Geoffery E. Merszei, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Harrington
Thomas J. Harrington, Vice President and Controller
(Principal Accounting Officer)

* By: Roy Millington as Attorney-in-fact

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 2‑78713, 333-83336, 333-105999 and 333-110739) and on Form S-8 (Nos. 333-06210, 333-89711 and 333-111555) of Alcan Inc., of our report, dated 16 March 2005 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and our Comments by Auditors for on Canada‑U.S. Reporting Difference dated 16 March 2005 which appears in the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.  We also consent to the reference to us the heading "Controls and Procedures" in such Registration Statement.

Montreal, Canada
16 March 2005	/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP