Form 10-Q
period 2005-03-31
ALCAN INC
filed 2005-05-10
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  X     No ____

At May 9, 2005 the registrant had 370,145,350 shares of common stock (without nominal or par value) outstanding.

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

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

Three months ended March 31	2005	2004
(in millions of US$, except per share amounts)
Sales and operating revenues	5,172	6,005

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and
amortization noted below	4,084	4,958
Depreciation and amortization	272	336
Selling, administrative and general expenses	379	395
Research and development expenses	49	61
Interest	85	93
Other expenses (income) - net (note 11)	25	(2)
	4,894	5,841
Income from continuing operations before income taxes and other items	278	164
Income taxes (note 9)	98	41
Income from continuing operations before other items	180	123
Equity income	29	16
Minority interests	(1)	(6)
Income from continuing operations	208	133
Income (Loss) from discontinued operations (note 3)	10	(27)
Net income	218	106
Dividends on preference shares	2	2
Net income attributable to common shareholders	216	104
Earnings (Loss) per share (note 4)
Basic:
Income from continuing operations	0.56	0.36
Income (Loss) from discontinued operations	0.02	(0.07)
Net income per common share - basic	0.58	0.29
Diluted:
Income from continuing operations	0.56	0.35
Income (Loss) from discontinued operations	0.02	(0.07)
Net income per common share - diluted	0.58	0.28
Dividends per common share	0.15	0.15

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2005	December 31, 2004
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	205	184
Trade receivables (net of allowances of $61 in 2005 and $99 in 2004)	2,865	3,232
Other receivables	1,234	1,272
Deferred income taxes	199	214
Inventories (note 12)	2,840	4,029
Current assets held for sale (note 3)	403	817
Total current assets	7,746	9,748

Deferred charges and other assets	2,497	2,877
Deferred income taxes	728	870
Property, plant and equipment
Cost (excluding Construction work in progress)	15,826	21,922
Construction work in progress	586	816
Accumulated depreciation	(5,611)	(9,445)
	10,801	13,293
Intangible assets (net of accumulated amortization of $163 in 2005
and $172 in 2004)	1,086	1,230
Goodwill	5,116	5,496
Long-term assets held for sale (note 3)	138	163
Total assets	28,112	33,677

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	March 31, 2005	December 31, 2004
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	4,747	5,800
Short-term borrowings	354	2,486
Debt maturing within one year	409	569
Deferred income taxes	6	23
Current liabilities of operations held for sale (note 3)	570	714
Total current liabilities	6,086	9,592

Debt not maturing within one year	5,971	6,345
Deferred credits and other liabilities	4,401	4,975
Deferred income taxes	1,279	1,543
Long-term liabilities of operations held for sale (note 3)	52	260
Minority interests	96	236

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,098	6,670
Additional paid-in capital	689	112
Retained earnings	3,241	3,362
Common shares held by a subsidiary	(31)	(35)
Accumulated other comprehensive income	70	457
	10,067	10,566
	10,227	10,726

Commitments and contingencies (note 15)

Total liabilities and shareholders' equity	28,112	33,677

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31	2005	2004
(in millions of US$)

OPERATING ACTIVITIES

Net income	218	106
Loss (Income) from discontinued operations	(10)	27
Income from continuing operations	208	133
Adjustments to determine cash from operating activities:
Depreciation and amortization	272	336
Deferred income taxes	61	(28)
Equity income, net of dividends	(27)	(16)
Asset impairment provisions	8	5
Gain on sale of businesses and investments - net	(1)	-
Stock option compensation	5	2
Change in operating working capital
Change in receivables	(186)	(380)
Change in inventories	5	53
Change in payables and accrued liabilities	(266)	185
Change in deferred charges, other assets,
deferred credits and other liabilities - net	(76)	(18)
Other - net	(23)	(2)
Cash from (used for) operating activities in continuing operations	(20)	270

Cash from operating activities in discontinued operations	41	20

Cash from operating activities	21	290

FINANCING ACTIVITIES

Proceeds from issuance of new debt	386	541
Debt repayments	(636)	(220)
Short-term borrowings - net	(2,022)	(228)
Common shares issued	4	25
Dividends - Alcan shareholders (including preference)	(58)	(57)
- Minority interests	-	(2)
Cash from (used for) financing activities in continuing operations	(2,326)	59

Cash used for financing activities in discontinued operations	(37)	(3)

Cash from (used for) financing activities	(2,363)	56

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

Three months ended March 31	2005	2004
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(292)	(252)
Business acquisitions and purchase of investments	-	(368)
Net proceeds from disposal of businesses, investments and other assets	9	44
Settlement of amounts due from Novelis - net (note 5)	2,565	-
Cash from (used for) investment activities in continuing operations	2,282	(576)

Cash used for investment activities in discontinued operations	(57)	(14)

Cash from (used for) investment activities	2,225	(590)

Effect of exchange rate changes on cash and time deposits	(18)	(27)
Decrease in cash and time deposits	(135)	(271)

Cash and time deposits - beginning of period	340	778
Cash and time deposits - end of period in continuing operations	205	408
Cash and time deposits - end of period in current assets held for sale	-	99
Cash and time deposits - end of period	205	507

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)

(in millions of US$)	Preference Shares - Series C and E	Common Shares	Additional Paid-In Capital	Retained Earnings	Common Shares Held by a Subsidiary	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2004	160	6,670	112	3,362	(35)	457	10,726
Spin-off of Novelis (note 5)		(576)	572	(281)		(68)	(353)
Net income - Q1 2005				218			218
Other comprehensive loss (note 16)						(319)	(319)
Dividends:
Preference				(2)			(2)
Common				(56)			(56)
Stock option expense			5				5
Exercise of stock options		1	(1)				-
Common shares held by a subsidiary					4		4
Common shares issued for cash:
Executive share option plan		3					3
Dividend reinvestment and share
purchase plans		1					1
Other		(1)	1				-
Balance at March 31, 2005	160	6,098	689	3,241	(31)	70	10,227

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

(in millions of US$, except per share amounts)

1.         ACCOUNTING POLICIES

Basis of Presentation

Alcan had historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with a reconciliation to United States (U.S.) GAAP.  On January 1, 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements.  Historical consolidated financial statements are presented in accordance with the guidance provided under U.S. GAAP.  Note 20 - Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) provides an explanation and reconciliation of differences between U.S. and Canadian GAAP.

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements as contained in the most recent annual report.  The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with U.S. GAAP and therefore should be read in conjunction with the Company's annual report.

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

Spin-off of Rolled Products Businesses - Basis of Presentation

On January 6, 2005, Alcan completed the spin-off of Novelis Inc. (Novelis), as described in note 5 - Spin-off of Rolled Products Businesses.  Prior to the spin-off, these businesses were owned by Alcan.  Alcan's consolidated financial statements as at December 31, 2004 and for the three months ended March 31, 2004 include the operations transferred to Novelis.   Alcan's consolidated financial statements as at and for the three months ended March 31, 2005 exclude the operations transferred to Novelis.   Management concluded that all income earned and cash flows generated by Novelis entities from January 1 to 5, 2005, were insignificant, except as described in note 5 - Spin-off of Rolled Products Businesses.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but not required.  The Company does not anticipate that its financial statements will be significantly impacted by this interpretation.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On December 29, 2004, the Company announced that, following an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest.  The transaction was completed on March 15, 2005 at a value of $104.  Under the terms of this agreement, Mytilineos Holdings and certain affiliated companies acquired from the Company a 53% equity position in AdG.  The balance of the Company's interest in AdG, some 7.2%, may be sold by the Company to Mytilineos Holdings one year after closing pursuant to a three-month put option at a price equivalent to the selling price of the shares.  Subsequently, Mytilineos Holdings will have a call option for six months to purchase the remaining interest, at a price equivalent to the selling price of the shares.

Primary Metal

On December 30, 2004, the Company announced that it had reached agreement on the principal terms of a sale of Pechiney Électrométallurgie to Ferroatlántica, S.L., of Spain.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004.  The Company's decision to sell this business was based on an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition and is consistent with the Company's strategy of divesting non-core activities. The transaction, which will be ultimately subject to relevant regulatory authorities' approvals, is expected to be completed in the second quarter of 2005.

Engineered Products

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets that are not part of its core operations.  The assets are used to supply castings and components to the automotive industry.  The Company is actively pursuing potential purchasers and expects the sale to be completed in the second quarter of 2005.  These assets are classified as held for sale and are included in discontinued operations.

Following a detailed assessment subsequent to the Pechiney acquisition, the Company began restructuring efforts at certain European sites in the fourth quarter of 2004.  As a result of this restructuring, the Company committed to a plan to sell two high purity businesses in France.  The Company is actively pursuing potential purchasers and expects the sales to be completed by the end of 2005.  These businesses have been classified in discontinued operations and assets held for sale during the fourth quarter of 2004.

Also in the fourth quarter of 2004, the Company committed to a plan to sell its service centres in France that are not part of its core operations.  These assets were classified as held for sale and were included in discontinued operations.  On April 20, 2005, the Company announced the sale of these service centres to Amari Metal France Ltd., which specializes in distributing aluminum, stainless steel and cuprous metal products.

Packaging

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic operations (Fibrenyle, Boxal Group, and Suner Cartons), as the businesses are not part of its core operations. These businesses were classified as held for sale and were included in discontinued operations. In the fourth quarter of 2003, the Company recorded the sale of Fibrenyle, in the U.K., for proceeds of $29.  In the second quarter of 2004, the Company recorded the sale of the Boxal Group and Suner Cartons, for proceeds of $6 and $19, respectively. The Boxal Group comprises three manufacturing facilities in France, the Netherlands and Switzerland as well as a sales office in Germany.  Suner Cartons comprises a facility in Spain.  As at June 30, 2004, the Company had sold all of the assets of the non-strategic packaging businesses previously classified as held for sale in the second quarter of 2003.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

Other

In the second quarter of 2004, the Company classified in discontinued operations its copper and ores and concentrates trading businesses.  In the fourth quarter of 2004, the Company sold certain assets of its ores and concentrates trading division to its current management team, and sold the assets of its zinc and lead metal trading business to Trafigura Ltd., an independent commodity trading company.

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

An impairment charge of nil for the quarter ended March 31, 2005 (2004: $6) was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

Selected financial information for the businesses included in discontinued operations is reported below:

Three months ended March 31	2005	2004

Sales	201	436
Income (Loss) from operations	4	(21)
Gain on disposal - net	9	-
Asset impairment provisions	-	(6)
Pre-tax income (loss)	13	(27)
Income tax expense	(3)	-
Income (Loss) from discontinued operations	10	(27)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	March 31, 2005	December 31, 2004
Current assets held for sale:
Cash and time deposits	-	156
Trade receivables	154	323
Other receivables	34	40
Deferred income taxes	-	2
Inventories	215	296
	403	817
Long-term assets held for sale:
Deferred charges and other assets	35	21
Deferred income taxes	9	6
Property, plant and equipment, net	94	86
Intangible assets, net	-	50
	138	163
Current liabilities of operations held for sale:
Payables and accrued liabilities	552	709
Short-term borrowings	18	5
	570	714
Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	49	121
Deferred income taxes	3	4
Minority interests	-	135
	52	260

4.    EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period.  The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

Three months ended March 31	2005	2004
Numerator:
Income from continuing operations	208	133
Less: dividends on preference shares	(2)	(2)
Income from continuing operations attributable to
common shareholders	206	131
Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	370	367
Effect of dilutive stock options	1	2
Adjusted weighted average of outstanding shares - diluted	371	369
Earnings per common share - basic	0.56	0.36
Earnings per common share - diluted	0.56	0.35

In the first quarter of 2005, options to purchase 3,418,126 common shares (2004: 353,000) at a weighted average grant price of CAN$51.82 per share (2004: CAN$64.25) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at March 31, 2005, there were 370,067,814 (2004: 368,002,482) common shares outstanding.

5.    SPIN-OFF OF ROLLED PRODUCTS BUSINESSES

On January 6, 2005, Alcan completed the spin-off of Novelis to its shareholders. Alcan shareholders received one Novelis common share for every five Alcan common shares held.  Novelis consists of substantially all of the aluminum rolled products businesses held by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan's alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe.

The effect of the spin-off on the Company's balance sheet is described in the table below.  The net assets were transferred at their historical cost.

5.    SPIN-OFF OF ROLLED PRODUCTS BUSINESSES (cont'd)

Carrying amount of spun-off businesses:
Current assets	2,935
Non-current assets	2,802
Current liabilities	(3,160)
Non-current liabilities	(2,197)
Accumulated other comprehensive income	(68)
Total	312

Derivatives(1)	(31)

Total amount recorded in retained earnings	281

(1)  Alcan is the counterparty to certain derivative contracts with Novelis; prior to the spin-off, these derivatives were eliminated in the consolidated financial statements. Subsequent to the spin-off, the derivatives are presented in the balance sheet at their fair value. The amount of ($31) represents the mark-to-market adjustment to the derivatives for the period from January 1 to 5, 2005. As described in note 1 - Accounting Policies - Spin-Off of Rolled Products Businesses - Basis of Presentation, all income earned and cash flows generated by Novelis entities during the period from January 1, 2005 to the spin-off date of January 6, 2005 were attributed to Novelis due to immateriality.  In addition, the transactions between Alcan and Novelis during this period were also immaterial, with the exception of a net derivative gain as described above.

The spin-off of Novelis reduced total shareholders' equity by $353 by way of a reduction in common shares of $576, an increase in additional paid-in capital of $572, a reduction in retained earnings of $281 and a reduction in accumulated other comprehensive income of $68.  The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by the end of 2005.

Following the spin-off, the Company settled amounts due from Novelis and used the net proceeds of $2.6 billion to settle third party debt, as described in note 10 - Long-Term Debt, and to cover a preliminary payment of $100 made by the Company to Novelis in accordance with a separation agreement between the parties.

6.    RESTRUCTURING PROGRAMS

Q1 2005 Restructuring Activities

In the first quarter of 2005, the Company incurred $1 of restructuring charges relating to costs to centralize certain packaging operations at two facilities located in Canada and the United States.  These charges consist principally of severance costs.  In relation to these activities, the Company expects to incur additional charges of $2 consisting primarily of severance and equipment relocation costs.

2004 Restructuring Activities

In line with the Company's objective of value maximization, the Company undertook various restructuring initiatives in 2004.

6.    RESTRUCTURING PROGRAMS (cont'd)

Pechiney

In 2004, the Company recorded liabilities of $193 (Q1: nil; Q2: $79; Q3: $21; Q4: $93) for restructuring costs in connection with the exit of certain operations of Pechiney, and these costs were recorded in the allocation of the purchase price of Pechiney.  These costs principally comprise severance costs of $121 (Q1: nil; Q2: $79; Q3: nil; Q4: $42) related to the involuntary termination of Pechiney employees in France (Primary Metal, Engineered Products, Packaging and Other), as well as other severance costs of $54 (Q1: nil; Q2: nil; Q3: $21; Q4: $33), principally comprising $21 relating to a plant closure in Barcelona, Spain (Packaging), $17 relating to a planned plant closure in Flemalle, Belgium, $5 relating to a plant closure in Garbagnate, Italy (Packaging), and $1 relating to the downsizing of a plant in Kolin in the Czech Republic (Packaging).  A restructuring provision of $21 related to the plant closure in Flemalle has been transferred to Novelis in 2005 following the spin-off.  In the first quarter of 2005, the Company incurred additional restructuring costs of $8 in relation to the exit of certain Pechiney activities.  These costs consist of severance costs of $3 relating principally to the termination of Pechiney employees in France and Italy (Packaging and Other), asset impairment charges of $3 relating principally to the impairment of assets at a Pechiney facility in China (Engineered Products), and other costs of $2 relating principally to the closure of the Barcelona and Garbagnate facilities (Packaging).

Other 2004 restructuring activities

In the third quarter of 2004, the Company incurred restructuring charges of $19 relating to the consolidation of its U.K. aluminum sheet rolling activities in Rogerstone, Wales, in order to improve competitiveness through better capacity utilization and economies of scale.  Production ceased at the rolling mill in Falkirk, Scotland, in December 2004.  The charges include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $2 of decommissioning and environmental costs and $1 of other charges.  These entities and the related restructuring provision of $5 have been transferred to Novelis in 2005 following the spin-off.

In 2004, the Company incurred restructuring charges of $7 (Q1: nil; Q2: $6; Q3: $2; Q4: ($1)) relating to the closure of two corporate offices in the U.K. and Germany (Other).  The charges include $4 (Q1: nil; Q2: nil; Q3: $2; Q4: $2) related to severance costs and $3 (Q1: nil; Q2: $6; Q3: nil; Q4: ($3)) related to lease exit costs and costs to consolidate facilities.  In the first quarter of 2005, the Company incurred additional severance charges of $1 in relation to the closure of its corporate office in the U.K.  The Company expects to incur $3 of additional charges in 2005 relating principally to additional lease exit costs.  The restructuring provision of $3 related to the closure of the corporate office in Germany has been transferred to Novelis in 2005 following the spin-off.

In November 2004, the Company announced the downsizing of its Alcan Mass Transportation Systems business unit in Zurich, Switzerland (Engineered Products) as a result of changing market conditions and business realities.  The Company incurred restructuring charges of $5 consisting of $4 of asset impairment charges, and $1 of other charges in the fourth quarter of 2004.  In the first quarter of 2005, the Company incurred additional severance charges of $2 and asset impairment charges of $1 relating to the downsizing of this business.  The Company expects to incur an additional $2 of charges in relation to the downsizing of Alcan Mass Transportation Systems.

In addition, the Engineered Products group incurred restructuring charges of $9 (Q1: $2; Q2: $1; Q3: $1; Q4: $5) relating to both the closure of a composites facility in the U.S., and process reengineering at certain facilities in Switzerland and Germany.  These charges consist of severance costs of $6 (Q1: nil; Q2: $1; Q3: $1; Q4: $4), asset impairment charges of $2 (Q1: $1; Q2: nil; Q3: nil; Q4: $1) and other costs of $1 (Q1: $1; Q2: nil; Q3: nil; Q4: nil).  In the first quarter of 2005, the Company incurred additional severance costs of $1 relating to the process reengineering at its Switzerland facility.

In 2004, the Company incurred restructuring charges of $21 (Q1: $1; Q2: nil; Q3: $2; Q4: $18)  relating to the closure of certain non-strategic packaging facilities located in the United States and France.  These charges consist of severance costs of $11 (Q1: $1; Q2: nil; Q3: nil; Q4: $10), asset impairment charges of $8 (Q1: nil; Q2: nil; Q3: nil; Q4: $8) and other charges of $2 (Q1: nil; Q2: nil; Q3: $2; Q4: nil).  The Company expects to incur additional charges of $3 in relation to these plant closures.  In addition, the Company recorded $18 (Q1: $5; Q2: $1; Q3: $1; Q4: $11) of restructuring charges relating to exit activities at certain packaging facilities located primarily in Europe.  These charges comprise $12 (Q1: $4; Q2: $1; Q3: nil; Q4: $7)  of severance costs, $3 (Q1: nil; Q2: nil; Q3: nil; Q4: $3) of asset impairment charges and $3 (Q1: $1; Q2: nil; Q3: $1; Q4: $1) of other costs.  In the first quarter of 2005, the Company incurred additional severance costs of $2 relating to the exit activities of certain packaging facilities in Europe.  The Company expects to incur additional charges of $3 in relation to these exit activities.

6.    RESTRUCTURING PROGRAMS (cont'd)

In early 2004, the Company permanently halted production at its Jonquière Söderberg primary aluminum facility in Saguenay, Quebec (Primary Metal).  As a result, the Company recorded charges of $14 (Q1: $5; Q2: $6; Q3: $1; Q4: $2) in 2004 comprising $5 (Q1: $1; Q2: $2; Q3: nil; Q4: $2) of severance costs, $5 (Q1: $4; Q2: $1; Q3: nil; Q4: nil) of asset impairment charges, and $4 (Q1: nil; Q2: $3; Q3: $1; Q4: nil) of other costs.  In the first quarter of 2005, the Company incurred additional dismantling costs of $1 relating to the closure of this facility.  The Company expects to incur an additional $11 in relation to this activity.

2001 Restructuring Program

In 2001, the Company implemented a restructuring program aimed at safeguarding its competitiveness, resulting in a series of plant sales, closures and divestments throughout the organization. In the context of the Company's objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products.  Impairment charges arose as a result of negative projected cash flows and recurring losses. These charges related principally to buildings, machinery and equipment and some previously capitalized project costs. This program was essentially completed in 2003.

In 2004, the Company recorded charges related to the 2001 restructuring program of $7 (Q1: nil; Q2: $1; Q3: $3; Q4: $3) relating principally to the closure of facilities in the U.K. (Bauxite and Alumina) and the closure of cable operations in Canada and the United States (Engineered Products), and recorded recoveries of $14 (Q1: $7; Q2: nil; Q3: $7; Q4: nil) relating principally to the sale of assets related to the closure of facilities in Glasgow, U.K. and other recoveries related to the closure of facilities in the U.K. (Bauxite and Alumina).  Following the spin-off, $16 of the restructuring provision has been transferred to Novelis.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	Severance Costs	Asset Impairment Provisions*	Other	Total
Provision balance as at January 1, 2004	86	-	46	132

2004:
Charges recorded in the statement of income	44	30	13	87
Charges recorded in the allocation of the
Pechiney purchase price	175	-	18	193
Cash payments	(99)	-	(33)	(132)
Non-cash recoveries (charges)	-	(30)	8	(22)
Provision balance as at December 31, 2004	206	-	52	258

Q1 2005:
Provisions transferred to Novelis	(31)	-	(14)	(45)
Charges recorded in the statement of income	10	4	3	17
Cash payments - net	(29)	-	(4)	(33)
Non-cash recoveries (charges)	(15)	(4)	(1)	(20)
Provision balance as at March 31, 2005	141	-	36	177

* Fair value of assets was determined using discounted future cash flows.

6.    RESTRUCTURING PROGRAMS (cont'd)

The schedule below shows details of the charges by operating segment:

Charges (recoveries) recorded in the statement of income in Other expenses (income) - net

Three months ended March 31, 2005	Severance Costs	Asset Impairment Provisions	Other	Total
Primary Metal	-	-	1	1
Engineered Products	3	3	-	6
Packaging	5	1	2	8
Other	2	-	-	2
Total	10	4	3	17

7.     INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis.  Subsequent to the spin-off of substantially all of its rolled products businesses to Novelis, the operating management structure is comprised of four operating segments. The four operating segments are Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging.  Prior to the spin-off, there were two additional operating segments: Rolled Products Americas and Asia and Rolled Products Europe.  All prior periods have been restated to reflect the new operating management structure.  The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP).  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  The change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations.

This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations.  Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

(1)   The operating segments include the Company's proportionate share of joint ventures (including joint ventures accounted for using the equity method) as they are managed within each operating segment, with the adjustments for equity-accounted joint ventures shown on a separate line in the reconciliation to Income from continuing operations; and

(2)    Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

The operating segments are described below.

Bauxite and Alumina

Headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning and/or operating six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries.  This group also comprises sales of alumina technology and technical assistance and a bauxite and alumina trading business.

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and aluminum fluoride, technology sales, engineering operations and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries.

Engineered Products

Headquartered in Paris, France, this group produces extruded, rolled and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 46 plants located in 11 countries. Four of these facilities are excluded from the operating segment information as they have been reclassified to discontinued operations and assets held for sale.  Also included in Engineered Products are 50 service centres in 13 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers, and nearly 40 offices that sell and source products in 32 countries.

Packaging

Headquartered in Paris, this group consists of the Company's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating approximately 180 plants in 27 countries.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Intersegment		Third Parties
Three months ended March 31	2005	2004	2005	2004
Sales and operating revenues
Bauxite and Alumina	357	394	373	380
Primary Metal	563	924	1,656	1,073
Engineered Products	114	179	1,554	1,364
Packaging	2	16	1,584	1,510
Entities transferred to Novelis	-	89	-	1,666
Adjustments for equity-accounted joint ventures	-	-	(9)	2
Other	(1,036)	(1,602)	14	10
	-	-	5,172	6,005

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Three months ended March 31	2005	2004
Business Group Profit (BGP)
Bauxite and Alumina	97	88
Primary Metal	431	378
Engineered Products	115	106
Packaging	154	168
Entities transferred to Novelis	-	164
Adjustments for equity-accounted joint ventures	(74)	(53)
Adjustments for mark-to-market of derivatives	(3)	-
Depreciation and amortization	(272)	(336)
Intersegment, corporate offices and other	(85)	(258)
Equity income	29	16
Interest	(85)	(93)
Income taxes	(98)	(41)
Minority interests	(1)	(6)
Income from continuing operations	208	133

	March 31, 2005	December 31, 2004
Total Assets
Bauxite and Alumina	3,517	3,427
Primary Metal	10,555	10,411
Engineered Products	4,826	4,574
Packaging	8,143	8,255
Entities transferred to Novelis	-	5,434
Adjustments for equity-accounted joint ventures	(352)	(313)
Other	882	909
Assets held for sale:
Bauxite and Alumina	-	63
Primary Metal	455	823
Engineered Products	80	90
Packaging	6	4
Total assets held for sale	541	980
	28,112	33,677

Alcan Executive Share Option Plan

On January 6, 2005, 1,355,535 Alcan executive share options, representing options held by Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled and replaced by Novelis with options to purchase Novelis' common shares.  Changes in the number of shares under options as well as the average exercise price, due to the spin-off of options to Novelis and the conversion of the remaining Alcan options, are summarized below:

	Number of Shares Under Options (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2005	10,410	50.96
Exercised prior to spin-off date	(14)	44.25
Alcan options cancelled and replaced with Novelis options	(1,356)	52.85
Impact of spin-off on remaining option holders*	1,269
Exercised subsequent to spin-off date	(91)	38.54
Forfeited subsequent to spin-off date	(24)	42.48
Outstanding - March 31, 2005	10,194	44.50
Exercisable - March 31, 2005	4,709	40.39

* As a result of the spin-off of Novelis, Alcan executive share options held prior to the spin-off of Novelis have been converted to new options, the number and exercise prices of which were based on the trading prices of Alcan shares immediately before and immediately after the effective date of the spin-off to preserve the economic value of the option grants.  This amounts to a conversion ratio of one share under the original grants to 1.1404 shares under the new options and the exercise price per option was reduced accordingly.

Effective January 1, 2004, the Company retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model is used to determine the fair value of the options granted.  For the quarter ended March 31, 2005, the stock-based compensation expense was $5 (2004: $2), of which $1 (2004: nil) was related to the incremental cost that arose as a result of the modification of certain stock option terms pursuant to the spin-off of Novelis.

Shares Under Pechiney Options

As a result of the spin-off of Novelis, Pechiney options held prior to the spin-off have been converted in the same manner as described under the Alcan Executive Share Option Plan.

Compensation to be settled in cash

Stock Price Appreciation Unit Plan

On January 6, 2005, 211,035 Stock Price Appreciation Units (SPAUs), representing SPAUs held by Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled and replaced by Novelis with Novelis' SPAUs.  The remaining SPAUs were converted in the same manner as described under the Alcan Executive Share Option Plan.

Executive and Non-Executive Directors Deferred Share Unit Plan

On January 6, 2005, Executive and Non-Executive Directors Deferred Share Units held prior to the spin-off of Novelis have been converted in the same manner as described under the Alcan Executive Share Option Plan.

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Total Shareholder Return Performance Plan

On January 6, 2005, all Novelis employees who were Alcan employees immediately prior to the spin-off ceased to actively participate in and accrue benefits under this plan.  The accrued award amounts for these employees were converted by Novelis into restricted share units in Novelis.  No cash payments were made to these employees as a result of the spin-off nor does Alcan have any liability to make future cash payments to these individuals.

Restricted Stock Units

As a result of the spin-off, Restricted Stock Units held prior to the spin-off of Novelis have been converted in the same manner as described under the Alcan Executive Share Option Plan.

Deferred Share Agreements

As a result of the spin-off of Novelis, 33,500 deferred shares held by a Novelis employee who was an Alcan employee immediately prior to the spin-off were cancelled and replaced by Novelis with Novelis deferred shares.

Compensation Cost

For the quarter ended March 31, 2005, the stock-based compensation (income) expense for arrangements that can be settled in cash was ($2) (2004: $1).

9.    INCOME TAXES

Three months ended March 31	2005	2004
Current	37	69
Deferred	61	(28)
	98	41

The composite of the applicable statutory corporate income tax rates in Canada is 32% (2004: 32%).

10.   LONG-TERM DEBT

Following the spin-off, the Company settled amounts due from Novelis and received net proceeds of $2.6 billion in the first quarter of 2005.  In addition to these proceeds, approximately $200 in debt was transferred to Novelis.  These net proceeds were used to reduce two term loans and Alcan's commercial paper balance included in Short-term borrowings and Debt not maturing within one year in Alcan's consolidated financial statements as at December 31, 2004.

11.   OTHER EXPENSES (INCOME) - NET

Three months ended March 31	2005	2004
Restructuring and other costs (recoveries), net	17	18
Asset impairment provisions	8	8
Gain on disposal of businesses and investments - net	(1)	-
Environmental provisions	3	-
Derivatives losses (gains)	18	(1)
Interest revenue	(19)	(2)
Pechiney integration	6	2
Exchange gains	(16)	(12)
Other	9	(15)
	25	(2)

12.   INVENTORIES

	March 31, 2005	December 31, 2004
Aluminum operating segments
Aluminum	910	1,873
Raw materials	669	731
Other supplies	401	575
	1,980	3,179
Packaging operating segments
Raw materials and other supplies	339	347
Work in progress	159	147
Finished goods	362	356
	860	850
	2,840	4,029

13.   SALE OF RECEIVABLES

In March 2005, the Company entered into a new program to sell to a third party an undivided interest in certain trade receivables, with limited recourse, for maximum cash proceeds of $200.  The maximum credit exposure to the Company is held in reserve by the third party and is recorded in Deferred charges and other assets.  The Company acts as a service agent and administers the collection of the receivables sold.  As at March 31, 2005, the Company sold trade receivables of $231 under this program, with $31 held in reserve by the third party.  This program replaces a $300 program that was discontinued in January 2005 due to the spin-off of Novelis.

14.   SUPPLEMENTARY INFORMATION

Three months ended March 31	2005	2004
Income Statement
Interest on long-term debt	83	74
Capitalized interest	(5)	(2)
Statement of Cash Flows
Interest paid
Continuing operations	76	82
Discontinued operations	-	1
Income taxes paid (refunded)
Continuing operations	(21)	157
Discontinued operations	4	-

	March 31, 2005	December 31, 2004
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,153	2,804
Accrued liabilities	2,594	2,996

15.   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the repayment of approximately $8 of indebtedness by third parties.  Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to customer contracts, employee housing loans and potential environmental remediation at former Alcan sites.

The Company carries insurance covering liability, including defence costs, of directors and officers of the Company, incurred as a result of their acting as such, except in the case of failure to act honestly and in good faith. The policy provides coverage against certain risks in situations where the Company may be prohibited by law from indemnifying the directors or officers.  The policy also reimburses the Company for certain indemnity payments made by the Company to such directors or officers, subject to a $10 deductible in respect of each insured loss.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies.  The Company is named as a defendant in relation to environmental contingencies at approximately 38 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated. The Company has transferred to Novelis the environmental contingencies of Novelis Corporation, formerly Alcan Aluminum Corporation, as described in Item 3(A) - Legal Proceedings - Environmental Matters of the Company's Form 10-K filed on March 16, 2005.

Alcan has agreed to indemnify Novelis and each of its directors, officers and employees against liabilities relating to:

  liabilities of the Company other than those of an entity forming part of Novelis or otherwise assumed by Novelis pursuant to its separation agreement with Novelis;
  any liability of the Company or its subsidiaries, other than Novelis, retained by Alcan under the separation agreement; and
  any breach by the Company of its separation agreement with Novelis or any of its ancillary agreements with Novelis.

Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that any losses in excess of accrued amounts would be sufficient to significantly impair its operations, have a material adverse effect on its financial position or liquidity, or materially and adversely affect its results of operations for any particular reporting period, absent unusual circumstances.

16.   COMPREHENSIVE INCOME

Three months ended March 31	2005	2004
Net income	218	106
Other comprehensive income (loss):
Net change in deferred translation adjustments	(260)	(94)
Net change in excess of market value over book value of
"available-for-sale" securities	(2)	(1)
Valuation of derivatives (net of tax of $16 and $6 for 2005 and
2004, respectively)
Net change from periodic revaluations	(41)	(13)
Net amount reclassified to income	8	-
Net change in minimum pension liability (net of tax of ($5) and $1
for 2005 and 2004, respectively)	(24)	(3)
	(319)	(111)
Comprehensive Loss	(101)	(5)

16.   COMPREHENSIVE INCOME (cont'd)

	March 31, 2005	December 31, 2004
Accumulated other comprehensive income
Deferred translation adjustments	700	1,063
Unrealized gain on "available-for-sale" securities	6	8
Minimum pension liability	(539)	(550)
Derivatives	(97)	(64)
Accumulated other comprehensive income	70	457

17.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

2005

Asia and Other Pacific

On March 22, 2005, the Company announced the creation of a new company in the Chinese Suzhou region, which will be equipped to fabricate packaging for beauty and personal care products.  The Company has signed an agreement with the local government of the Mudu New District for the manufacturing site, which will initially produce plastic and aluminum packaging for make-up and skincare.  Production will commence in the third quarter of 2005.

Other Europe

On February 15, 2005, the Company announced that it reached an agreement with the U.K. administrators of Parkside International, to acquire the assets of Parkside's flexible food packaging plant in Zlotow, Poland.  The acquisition was completed on May 2, 2005, following the approval of Polish and German anti-trust authorities.

On March 16, 2005, the Company announced that it reached an agreement to sell Guardian Espanola S.A. to its current local management team.  Located in Vitoria, Spain, Guardian Espanola S.A. produces flexible packaging and promotional items.

Other

On January 11, 2005, the Company announced its investment of $55 in the Russian packaging market, to build and equip two new plants located in the Moscow and St. Petersburg regions.  The Moscow site will focus on flexible packaging for the confectionery and dairy markets and represents an initial investment of $25.   The St. Petersburg site will be dedicated to tobacco packaging and represents an initial investment of $30.

2004

Asia and Other Pacific

On March 10, 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement, signed in October 2003, with the Qingtongxia Aluminium Group Company Limited and the Ningxia Electric Power Development and Investment Co. Ltd.  Under the agreement, Alcan invested $110 as at March 31, 2005 for a 50% participation and for a secure power supply in an existing 150-kilotonne (kt) modern pre-bake smelter located in the Ningxia autonomous region in the People's Republic of China.  The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter.  The joint venture also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250-kt potline, already under construction.  The investment is accounted for using the equity method.

Other Europe

In 2004, the Company recorded in Other expenses (income) - net a gain of $46 (Q1: nil; Q2: $42; Q3: nil; Q4: $4) due to the dilution of its ownership interest in Aluminium & Chemie Rotterdam B.V. (Primary Metal).

All other

On June 29, 2004, the Company announced that Alcan officials and a South African delegation are continuing to examine the best value-creating alternatives offered by the aluminum smelter project originally proposed by Pechiney in Coega, South Africa.  On November 18, 2004, the Company announced that it will conduct a new feasibility study for the construction of a new aluminum smelter with the South African Government and Industrial Development Corporation.

17.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS (cont'd)

On November 24, 2004, the Company announced that it had signed a protocol of negotiation with Alcoa World Alumina LLC (Alcoa) and the Government of the Republic of Guinea (the Government) for the development of a 1.5-million tonne per year alumina refinery in the West African nation.  This protocol sets out the items and framework for the alumina refinery project, which will be negotiated with the Government during the upcoming months as part of the Memorandum of Understanding between the parties, announced in May, 2004.

Pursuant to a Memorandum of Understanding signed in June 2004, on February 23, 2005, the Company announced the signing of a Shareholders' Agreement with Oman Oil Company S.A.O.C. and the Abu Dhabi Water and Electricity Authority for a 20% equity interest in the development of a proposed 325-kt aluminum smelter project in Sohar, Oman.  The Company has the option of acquiring up to 60% of a planned second potline for an additional 330 kt of aluminum.  The agreement provides that the Company would license its AP35 smelter technology and take a leading role in the construction and operation of the smelter.  Subject to successful completion of the project agreements and financing arrangements, construction is expected to commence in the second half of 2005 and result in the first metal production by 2008.

18.   POST-RETIREMENT BENEFITS

Alcan and its subsidiaries have established pension plans in the principal countries where they operate, generally open to all employees. Most plans provide pension benefits that are based on the employee's service and highest average eligible compensation before retirement.  Pension benefits are periodically adjusted for cost of living increases, either by Company practice, collective agreement or statutory requirement.  Plan assets consist primarily of publicly-traded stocks and high-rated debt securities, excluding securities in Alcan, and include only small amounts in other categories, except for the Swiss plan, whose target allocation is evenly distributed between equity, bonds and real estate.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
Three months ended March 31	2005	2004	2005	2004
Service cost	41	46	3	4
Interest cost on benefit obligation	139	136	14	15
Expected return on plan assets	(139)	(129)	-	-
Amortization:
Actuarial (gains) losses	24	16	(1)	-
Prior service cost	15	18	-	-
Net periodic benefit cost	80	87	16	19

The expected long-term rate of return on plan assets is 7% in 2005.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $206 to its funded pension plans in 2005.  The contributions are expected to be fully comprised of cash. As at March 31, 2005, $48 has been contributed, and the Company expected to contribute an additional $144 over the remainder of the year. The Company expected to pay in 2005 $74 of unfunded pension benefits and lump sum indemnities from operating cash flows.  As at March 31, 2005, $17 has been paid, and the Company expects to pay an additional $50 over the remainder of the year.  The lower contributions are principally due to the spin-off of Novelis.

18.   POST-RETIREMENT BENEFITS (cont'd)

Spin-off of Novelis

In 2005, the following transactions transpired related to existing Alcan pension plans covering Novelis employees:

a)   In the U.S., for Novelis employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan, Alcan agreed to recognize up to one year of additional service in its plan as long as such employee worked for Novelis and Novelis paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan).  During this year, Novelis will decide whether it will transfer its share of pension assets and liabilities to a Novelis plan or retain them in the Alcan plans.

b)   In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to Novelis.  Employees who transferred from British Alcan Aluminium plc to Novelis continue to participate in the British Alcan Retirement Income Plan in 2005 and the contribution required to fund their additional service shall be paid by Novelis.

c)   In Switzerland, employees who transferred from Alcan to Novelis continue to participate in the Alcan retirement schemes in 2005 and the contribution required to fund their additional service shall be paid by Novelis.

The benefit obligation at December 31, 2004 of pension benefits and other benefits of $11,384 and $1,050, respectively included $550 and $115 of pension and other benefit obligations, respectively, that were transferred to Novelis on January 6, 2005, as part of the spin-off of Novelis described in note 5 - Spin-off of Rolled Products Businesses.  The market value of plan assets at December 31, 2004 of pension benefits of $8,468 included $290 that was transferred to Novelis.  In addition, certain entities of Novelis, prior to the spin-off, participated in defined benefit pension plans in Canada, the U.S., the U.K., and Switzerland managed by Alcan.  Included in the net periodic benefit cost for the quarter ended March 31, 2004 are $8 and $2 of pension and other benefits, respectively, related to Novelis.  The expected contribution of $206 to funded pension plans in 2005 includes $14 to be paid by Novelis.  The expected payment of $74 of unfunded pension benefits and lump sum indemnities in 2005 includes $7 to be paid by Novelis.

19.   FINANCIAL INSTRUMENTS

In conducting its business, the Company uses various derivative and non-derivative instruments, including forward contracts, swaps and options, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices.  Generally, such instruments are used for risk management purposes only.  The Company is the counterparty to a number of such contracts with the businesses spun-off to Novelis.  In 2004, these contracts represented intercompany balances and transactions and were eliminated in the consolidated financial statements.  Subsequent to the spin-off of Novelis, these contracts represent third party balances and transactions and they have been included in the relevant disclosures below.  Also, the Company's interest rate swaps and electricity derivatives outstanding as at December 31, 2004 were transferred to Novelis at the time of the spin-off.

19.   FINANCIAL INSTRUMENTS (cont'd)

Derivatives − Currency

The Company enters into forward currency contracts and options that are designated as hedges of certain identifiable foreign currency revenue and operating cost exposures.  Foreign currency forward contracts and swaps are also used to hedge certain foreign currency denominated debt and intercompany foreign currency denominated loans.

		March 31, 2005	December 31, 2004
Financial Instrument	Hedge	Fair Value	Fair Value
Forward exchange contracts	Future firm net operating cash flows	4	(62)
Forward exchange contracts	To swap intercompany foreign currency denominated loans to US$, € and CHF	(3)	(5)
Forward exchange contracts	To hedge € net equity investment	(119)	(167)
Forward exchange contracts	Future commitments (1)	3	5
Currency options	Future US$ sales against € and £	9	15
Forward exchange contracts	To swap CAN$ commercial paper borrowings to US$	6	31
Cross currency interest swap	To swap US$ third party borrowings to KRW	-	(8)
Cross currency interest swap	To swap € 21 million medium term notes to £14 million	1	2
Embedded derivatives		(1)	-

(1)             Mainly Australian dollar, principally for the expansion of the Gove alumina refinery in Australia.

Derivatives and Commodity Contracts - Aluminum

Depending on supply and market conditions, as well as for logistical reasons, the Company may sell primary metal to third parties and may purchase primary and secondary aluminum on the open market to meet its fabricated products requirements. In addition, the Company may hedge certain commitments arising from pricing arrangements with some of its customers and the effects of price fluctuations on inventories.  The Company may also hold for trading purposes physical metal purchase and sales contracts with third parties.

Through the use of forward purchase and sales contracts and options, the Company seeks to limit the negative impact of low metal prices.

	March 31, 2005	December 31, 2004
Financial Instrument
Forward contracts (principally forward sales contracts in 2005 and 2004) and physical trading contracts
Maturing principally in years	2005 to 2006	2005 to 2006
Fair value	(98)	(104)
Forward fixed price agreements
Maturing principally in years	2005 to 2006	-
Fair value	(76)	-
Call options purchased
Maturing principally in years	2005	2005
Fair value	29	36
Call options sold
Maturing principally in years	2005	2005
Fair value	(29)	(10)
Embedded derivatives
Maturing principally in years	2005	2005
Fair value	1	(10)

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The following material adjustments to the unaudited consolidated financial statements would be required to conform with accounting principles generally accepted in Canada (Canadian GAAP). Except as described below, information on the nature of these adjustments is described in note 35 of the Company's 2004 annual report.

Recently Adopted Accounting Standards

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

Stock-Based Compensation and Other Stock-Based Payments

On January 1, 2004, the Company retroactively adopted the provisions of the amendment to Section 3870, Stock-Based Compensation and Other Stock-Based Payments.  The amendment requires the recognition of an expense computed using the fair value method.  The adoption of this amendment has the same impact as the adoption of the fair value method of accounting for stock-based compensation under U.S. GAAP.

Asset Retirement Obligations

On January 1, 2004, the Company retroactively adopted the new standard of the CICA, Section 3110, Asset Retirement Obligations.  The adoption of this standard has the same impact as the adoption of SFAS No. 143 under U.S. GAAP.

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Three months ended March 31

	2005				2004

	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Statement of Income

Sales and operating revenues

	5,172	(g)	3	5,175	6,005	(g)	(8)	5,997

Cost and expenses

Cost of sales and operating expenses	4,084	(a)	7	4,036	4,958	(a)	(7)	4,889
excluding depreciation and		(g)	(55)			(g)	(62)
amortization noted below
Depreciation and amortization	272	(f)	1	299	336	(f)	1	363
		(g)	26			(g)	26
Selling, administrative and general
expenses	379	(g)	2	381	395	(g)	1	396
Research and development expenses	49		-	49	61		-	61
Interest	85	(g)	4	89	93	(g)	3	96
Other expenses (income) - net	25	(a)	(3)	4	(2)	(a)	(3)	(5)
		(g)	(18)
	4,894		(36)	4,858	5,841		(41)	5,800
Income from continuing operations before
income taxes and other items	278		39	317	164		33	197
Income taxes	98	(a)	(2)	111	41	(a)	2	52
		(g)	15			(g)	9
Income from continuing operations
before other items	180		26	206	123		22	145
Equity income	29	(g)	(29)	-	16	(g)	(15)	1
Minority interests	(1)		-	(1)	(6)		-	(6)
Income from continuing operations	208		(3)	205	133		7	140
Income (Loss) from discontinued operations	10		-	10	(27)		-	(27)

Net income

	218		(3)	215	106		7	113
Dividends on preference shares	2		-	2	2		-	2

Net income attributable to

common shareholders	216		(3)	213	104		7	111

(a)     Derivatives

(b)     Currency translation

(c)     Investments

(d)     Minimum pension liability

(e)     Deferred translation adjustments

(f)       Acquired in-process research and development

(g)     Joint ventures

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Earnings Per Share - Canadian GAAP

hree months ended March 31	2005	2004
Earnings (Loss) Per Share
Basic:
Income from continuing operations	0.55	0.38
Income (Loss) from discontinued operations	0.02	(0.07)
Net income per common share - basic	0.57	0.31
Diluted:
Income from continuing operations	0.55	0.37
Income (Loss) from discontinued operations	0.02	(0.07)
Net income per common share - diluted	0.57	0.30

Consolidated Statement of Retained Earnings - Canadian GAAP

Three months ended March 31	2005	2004

Retained earnings - beginning of period

	3,379	3,350

Net income	215	113
Spin-off of Novelis	(274)
Dividends
Common
	(56)	(55)
Preference
	(2)	(2)
Retained earnings - end of period	3,262	3,406

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	March 31, 2005				December 31, 2004
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Balance Sheet

Current assets
Cash and time deposits	205	(g)	52	257	184	(g)	53	237
Trade receivables	2,865	(g)	20	2,885	3,232	(g)	(133)	3,099
Other receivables	1,234	(a)	134		1,272	(a)	103	1,449
		(g)	70	1,438		(g)	74
Deferred income taxes	199	(a)	(36)	163	214	(a)	(34)	180
Inventories	2,840	(g)	131	2,971	4,029	(g)	153	4,182
Current assets held for sale	403		-	403	817		-	817
Total current assets	7,746		371	8,117	9,748		216	9,964
Deferred charges and other assets	2,497	(a)	40	989	2,877	(a)	21	1,272
		(c)	(6)			(c)	(8)
		(g)	(1,542)			(g)	(1,618)
Deferred income taxes	728		-	728	870	(g)	3	873
Property, plant and equipment
Cost (excluding Construction work
in progress)	15,826	(g)	1,474	17,300	21,922	(g)	2,343	24,265
Construction work in progress	586	(g)	13	599	816	(g)	16	832
Accumulated depreciation	(5,611)	(g)	(617)	(6,228)	(9,445)	(g)	(1,180)	(10,625)
	10,801		870	11,671	13,293		1,179	14,472
Intangible assets, net of accumulated
amortization	1,086	(a)	4	990	1,230	(a)	4	1,105
		(d)	(244)			(d)	(253)
		(f)	45			(f)	46
		(g)	99			(g)	78
Goodwill	5,116	(g)	850	5,966	5,496	(g)	837	6,333
Long-term assets for sale	138		-	138	163		-	163
Total assets	28,112		487	28,599	33,677		505	34,182
Current liabilities
Payables and accrued liabilities	4,747	(a)	(9)	4,858	5,800	(a)	(11)	5,853
		(g)	120			(g)	64
Short-term borrowings	354	(g)	1	355	2,486		-	2,486
Debt maturing within one year	409	(g)	99	508	569	(g)	81	650
Deferred income taxes	6		-	6	23	(a)	(2)	27
						(g)	6
Current liabilities of operations held for sale	570		-	570	714		-	714
Total current liabilities	6,086		211	6,297	9,592		138	9,730

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	March 31, 2005				December 31, 2004

	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Debt not maturing within one year	5,971	(g)	140	6,111	6,345	(g)	198	6,543
Deferred credits and other liabilities	4,401	(a)	18	3,450	4,975	(a)	21	4,033
		(d)	(1,002)			(d)	(1,036)
		(g)	33			(g)	73
Deferred income taxes	1,279	(a)	31	1,701	1,543	(a)	9	2,005
		(d)	219			(d)	233
		(f)	15			(f)	16
		(g)	157			(g)	204
Long-term liabilities of operations
held for sale	52		-	52	260		-	260
Minority interests	96		-	96	236		-	236

Shareholders' equity

Redeemable non-retractable
preference shares	160		-	160	160		-	160
Common shareholders' equity:
Common shares	6,098		-	6,098	6,670		-	6,670
Additional paid-in capital	689		-	689	112		-	112
Retained earnings	3,241	(a)	33	3,262	3,362	(a)	42	3,379
		(b)	(42)			(b)	(55)
		(f)	30			(f)	30
Common shares held by a subsidiary	(31)		-	(31)	(35)		-	(35)
Deferred translation adjustments	-	(a)	(28)	714	-	(a)	(29)	1,089
		(b)	42			(b)	55
		(e)	700			(e)	1,063
Accumulated other
comprehensive income	70	(a)	97	-	457	(a)	64	-
		(c)	(6)			(c)	(8)
		(d)	539			(d)	550
		(e)	(700)			(e)	(1,063)
	10,067		665	10,732	10,566		649	11,215
	10,227		665	10,892	10,726		649	11,375
Total liabilities and shareholders' equity	28,112		487	28,599	33,677		505	34,182

21.   PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

22.    SUBSEQUENT EVENTS

On April 1, 2005, the Company announced the sale of its aluminum tubes business to its current management team and 21 Centrale Partners, an investment fund specialized in high potential mid-size industrial companies.  The sale consists of three plants located in Saumur (France), Kolin (Czech Republic) and Cividate al Piano (Italy). In divesting this business the Company is continuing its strategy to  direct its investments into markets with higher expected growth rates.  In the second quarter of 2005, these businesses will be included in discontinued operations.

On April 18, 2005, the Companny announced its acquisition of the tobacco packaging interests of CM Printing Sdn Bhd in Malaysia. Located at Rawang, Alcan Packaging Malaysia Sdn Bhd will incorporate modern equipment and infrastructure to further complement Alcan Packaging's existing tobacco and flexibles printing capability in South-East Asia.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per share amounts, aluminum prices and as otherwise stated)

Prior period information has been restated to reflect the reclassification of certain businesses as discontinued operations. All prior year amounts in this report include Alcan's former rolled products business, which was spun-off on 6 January 2005.

Overview

The company reported first quarter income from continuing operations of $208 or $0.56 per common share, up from $133 or $0.36 per common share a year earlier and a loss of $337 or $0.92 per share in the fourth quarter of 2004. The improvement over the year-ago quarter reflected higher aluminum prices, better pricing and mix as well as contributions from synergies, a smaller charge for Other Specified Items (OSIs) and a higher gain from foreign currency balance sheet translation. These benefits were partially offset by the negative impact of the weaker U.S. dollar, higher costs for energy and raw materials and the impact of the rolled products business spin-off.  The improvement over the fourth quarter of 2004 reflected higher aluminum prices, improved volumes and better pricing and mix, foreign currency balance sheet translation gains and a smaller charge for OSIs  which more than offset increased costs for energy and raw materials and the impact of the rolled products business spin-off. The terms "Other Specified Items" and "foreign currency balance sheet translation" are defined under "Definitions" at the end of Management's Discussion and Analysis.

Income from continuing operations for the first quarter of 2005 included a primarily non-cash, after-tax gain of $30, or $0.08 per common share, for the effects of foreign currency balance sheet translation, compared to an after-tax gain of $9, or $0.03 per common share, in the year-ago quarter and an after-tax loss of $102, or $0.28 per common share, in the fourth quarter of 2004. The gain in the first quarter of 2005 is due to the strengthening of the U.S. dollar, principally against the Canadian dollar.  Although these effects are primarily non-cash in nature, they can have a significant impact on the company's net income.  Also included in income from continuing operations for the first quarter was a net after-tax charge of $45, or $0.12 per common share, for OSIs, as compared to a net after-tax charge of $64, or $0.18 per common share, in the corresponding period of 2004 and a net after-tax charge of $346, or $0.94 per common share, in the fourth quarter of 2004.

(US$ millions, except where indicated)	First Quarter		Fourth Quarter 2004
	2005	2004

Sales & operating revenues	5,172	6,005	6,518

Shipments (thousands of tonnes)
Ingot products*	745	493	549
Aluminum used in engineered products & packaging	312	371	341
Subtotal	1,057	864	890
Rolled products	-	668	695
Total aluminum volume	1,057	1,532	1,585

Ingot product realizations (US$ per tonne)	2,015	1,790	2,021
Average London Metal Exchange 3-month price (US$ per tonne)	1,887	1,666	1,814

Included in income from continuing operations are:
Foreign currency balance sheet translation	30	9	(102)
Other Specified Items (OSIs)	(45)	(64)	(346)

Income (Loss) from continuing operations	208	133	(337)
Income (Loss) from discontinued operations	10	(27)	(9)
Net income (Loss)	218	106	(346)

Earnings (Loss) per common share (US$ per common share)
Income (Loss) from continuing operations	0.56	0.36	(0.92)
Net income (Loss)	0.58	0.29	(0.94)

Average number of common shares outstanding (millions)	370.0	367.1	369.4

* Includes primary and secondary ingot and scrap aluminum.

Prior period information includes Novelis but has been restated to reflect the reclassification of certain businesses as discontinued operations.

The principal items included in OSIs in the first quarter produced a net after-tax charge of $45 compared to a net after-tax charge of $64 in the year ago quarter.  The principal items included in OSIs in the first quarter of 2005 were non-cash tax charges of $27 mainly related to 2005 restructurings necessary to complete the spin-off of Novelis, expenses of $24 related to the spin-off of Novelis, a favourable adjustment of $8 related to an insurance claim at the Ravenswood facility and synergy costs of $7.  The most significant item in OSIs in the year-ago first quarter was a one-time purchase accounting adjustment of $56 related to the Pechiney inventory revaluation.  OSIs in the fourth quarter of 2004 included a goodwill impairment charge of $154, an asset impairment charge of $65 related to two rolling mills in Italy, purchase accounting and related adjustments of $45, expenses of $31 related to the spin-off of Novelis and synergy costs of $32.  Purchase accounting for the Pechiney acquisition was finalized during the fourth quarter of 2004. OSIs are detailed in the table below.

(US$ millions)

First Quarter

Fourth

Quarter 2004

2005

2004

Other Specified Items

Synergy costs

(7)

(8)

(32)

Restructuring charges

(3)

(5)

(14)

Asset impairment

-

-

(65)

Goodwill impairments

-

-

(154)

Gains from non-routine sales of assets, businesses and

Investments

1

5

3

Tax adjustments

(27)

3

10

Novelis costs

(24)

-

(31)

Legal and environmental provisions

-

-

(6)

Pechiney financing-related losses

-

(2)

-

Purchase accounting and related adjustments

-

(56)

(45)

Insurance recovery

8

-

-

Other

7

(1)

(12)

Other Specified Items

(45)

(64)

(346)

Prior period information includes Novelis but has been restated to reflect the reclassification of certain businesses as discontinued operations.

Continuing Operations

Sales and operating revenues were $5.2 billion in the first quarter, down $0.8 billion from the year-ago quarter reflecting the spin-off of the rolled products business on January 6, 2005.  Excluding the impact of the spin-off of the rolled products business, sales and operating revenues increased mainly due to higher prices, improved volumes and the stronger euro.  Revenues were down $1.3 billion from the fourth quarter of 2004, reflecting the inclusion of the rolled products businesses in the prior quarter.  Excluding the impact of the spin-off, sales and operating revenues increased due to higher LME prices.

Total aluminum volume, at 1,057 thousand tonnes (kt), was down 475kt from a year earlier and 528kt from the fourth quarter of 2004 due to spin-off of the rolled products businesses on 6 January 2005. The increase in ingot product shipments in the first quarter mainly reflects volumes sold to Novelis that were previously classified as inter-company sales.

Ingot product realizations, at $2,015 per tonne, were $225 per tonne higher than in the year-ago quarter and $6 per tonne lower than in the fourth quarter.  Local market premia remain at historically high levels.

Income from continuing operations for the first quarter of 2005 included a pre-tax gain of $2, or $0.01 per common share after tax, arising from the marking to market of derivatives as compared to a pre-tax loss of $2, or nil per common share after tax, in the year-ago quarter, and a pre-tax loss of $24, or $0.09 per common share after tax, in the fourth quarter of 2004.

Results for the first quarter of 2005 included non-cash pre-tax expenses of $5 for stock options as compared to $2 in the year-ago quarter and $4 in the fourth quarter of 2004.

For the first quarter, the average number of common shares outstanding was 370.0 compared to 367.1 in the comparable year-ago quarter and 369.4 in the fourth quarter of 2004.  As at March 31, 2005, there were 370.1 shares outstanding.

Synergies

Included in income from continuing operations for the first quarter were pre-tax synergy benefits of about $60 associated with the integration of Pechiney. On a cumulative basis, realized savings have reached $125 since the program began at the start of 2004. The annualized synergy run-rate at the end of the first quarter of 2005 was $232, well on track to reach the total target of $360 by year end.

Discontinued Operations

The results of discontinued operations in the first quarter of 2005 include the Pechiney Électrométallurgie (PEM) ferroalloy business, most of the company's interest in Aluminium de Grèce (AdG) which was sold in March 2005 as well as the copper trading activities and certain non-core engineered products operations.  Collectively, discontinued operations recorded an after-tax gain of $10 in the first quarter.  In the year-ago first quarter, discontinued operations recorded an after-tax loss of $27, with no after-tax impact from mark-to-market adjustments on derivatives.  In the fourth quarter of 2004, discontinued operations recorded an after-tax loss of $9, which included an after-tax mark-to-market loss on derivatives of $6.

After including the results of discontinued operations, the company reported net income of $218, or $0.58 per common share, compared to net income of $106, or $0.29 per common share, a year earlier, and a loss of $346, or $0.94 per common share, in the fourth quarter of 2004.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of Management's Discussion and Analysis. Financial information for individual business groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed.  However, the BGP of these joint ventures is removed from total BGP for the company and the net after-tax results are reported as equity income.

The change in the fair market value of derivatives has been removed from individual business group results and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the company's portfolio approach to risk management.

(US$ millions)	First Quarter		Fourth Quarter
	2005	2004	2004
Business Group Profit (BGP)
Bauxite and Alumina	97	88	122
Primary Metal	431	378	295
Engineered Products	115	106	91
Packaging	154	168	157
Equity accounted joint venture eliminations	(74)	(53)	(83)
Change in fair market value of derivatives	(3)	-	(26)
Subtotal	720	687	556
Novelis entities	-	164	145
	720	851	701
Corporate Items
Intersegment, corporate offices and other	(85)	(258)	(368)
Depreciation and amortization	(272)	(336)	(355)
Interest	(85)	(93)	(93)
Income taxes	(98)	(41)	(75)
Equity income	29	16	8
Minority interests	(1)	(6)	(1)
Goodwill impairment	-	-	(154)
Income (Loss) from continuing operations	208	133	(337)
Prior period information includes Novelis but has been restated to reflect the reclassification of certain businesses as discontinued operations.

On 6 January 2005, Alcan completed the spin-off of its rolled products business, now named Novelis Inc.  Prior-period business group information has been retroactively adjusted to reflect the impact of the transaction.

Bauxite and Alumina: BGP for the first quarter was $97, up $9 from the year-ago quarter.  This improvement mainly reflected benefits from higher alumina prices, partially offset by lower shipment volumes and higher energy and maritime freight costs.  Compared to the fourth quarter of 2004, BGP decreased $25.  The favourable impact of balance sheet translation and the benefits of higher prices for LME linked alumina contracts were more than offset by reduced spot sales, the disposition of a favourable alumina contract with the sale of AdG and lower shipment volumes. Continuing strong metal prices and higher expected shipments should provide support for similar results in the second quarter of 2005.

Primary Metal: BGP for the first quarter was $431, an increase of $53 from the year-ago quarter.  The year-over-year improvement mainly reflects the benefits from higher metal price realizations and an improved product mix, offset in part by the adverse impact of the weaker U.S. dollar on operating costs, higher costs for certain raw materials, including energy, and the impact of the Arvida Soderberg shutdown, which was completed in April 2004.  On a sequential quarter basis, BGP increased by $136.  Benefits from higher metal price realizations, improved product mix, balance sheet translation effects and lower operating costs were slightly offset by higher costs for alumina and energy and lower smelter equipment sales. Results for the second quarter are expected to remain firm, as higher raw material and operating costs are offset by benefits from higher shipment volumes.

Engineered Products: BGP for the first quarter was $115, up $9 from the year-ago quarter. Higher aerospace volumes, synergies from the Pechiney acquisition and lower operating costs resulting from restructuring activities in 2004 more than offset higher costs for energy and fuel-related inputs.  Compared to the fourth quarter of 2004, which was affected by seasonal slowing, BGP improved by $24 due to strong performances from the extrusion, aerospace, composite, and cable businesses.  With business conditions expected to remain supportive in the second quarter, results should be in line with the group's first-quarter performance.

Packaging: BGP for the first quarter was $154, down $14 from the comparable year-ago quarter. Results reflected the impact of higher raw material prices, which have increased sharply since mid-2004, and a generally softer business environment in Europe.  Increased raw material costs have been partly offset by price pass-throughs, the achievement of merger synergies in excess of target and favourable currency exchange movements. Compared with the fourth quarter, results were little changed as a seasonal pick-up in demand was offset by margin pressure from raw materials.  While market conditions in Europe continue to be soft, results for the second quarter should benefit from an increase in food flexible volumes in Europe and North America, continued progress on the pass-through of higher raw material costs and benefits from the ongoing realization of merger synergies.

Change in fair market value of derivatives: For the first quarter of 2005, BGP included mark-to-market losses of $3 and Intersegment, corporate offices and other included a gain of $5.  The company uses derivatives to hedge specific, underlying exposures which will offset these largely non-cash, mark-to-market losses over time.

Reconciliation to Net Income

The Intersegment, corporate offices and other expense category includes the elimination of profits on intersegment sales of aluminum, corporate head office costs as well as other non-operating items. In the first quarter of 2005, non-operating items were $22 and were related to Novelis spin-off costs and synergy costs, partially offset by insurance recoveries and a non-recurring exchange gain.

Depreciation and amortization expenses, at $272, were $64 lower than in the year-ago quarter and $83 lower than in the prior quarter primarily reflecting the impact of the rolled products business spin-off.

Interest expense, at $85 in the first quarter, was $8 lower than in both the prior-year quarter and fourth quarter of 2004, reflecting the reduced level of debt after the rolled products business spin-off.

Investments in entities over which Alcan has significant influence but not control are accounted for using the equity method.  Equity income was $29 in the first quarter, $13 higher than in the year-ago quarter, and $21 higher than in the fourth quarter of 2004.

The Company's effective tax rate on income from continuing operations was 35% for the quarter.  Increasing the effective tax rate were non-cash tax charges of $27 mainly related to 2005 restructurings necessary to complete the spin-off of Novelis (included in OSIs), partially offset by the impact of a weakening in the Canadian dollar.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities in continuing operations was negative $20 in the first quarter of 2005 compared to positive $270 a year earlier. The reduction in operating cash flow largely reflected higher working capital levels due to an increase in trade accounts receivable, which resulted from the partial termination of a securitization program, and a reduction in trade accounts payable.  After dividends of $58 and capital expenditures of $292, free cash flow from continuing operations was negative $370 for the first quarter of 2005.  The term "Free cash flow" is defined under "Definitions" at the end of Management's Discussion and Analysis. In the year-ago quarter, after dividends of $59 and capital expenditures of $252, free cash flow from continuing operations was negative $41.  Capital expenditures for the quarter included $133 for the Gove alumina refinery expansion, which is progressing according to schedule and on budget, and $40 for the completion of the Alouette smelter expansion.

Financing Activities

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Debt as a percentage of invested capital at March 31, 2005 was 40%, down from 46% at the end of the fourth quarter and 48% at the end of the prior-year quarter.  The decline in the debt ratio is due to the reduction of debt resulting from the rolled products business spin-off.

Approximately $2.6 billion of debt was repaid in the first quarter of 2005 using the net proceeds from the spin-off of the rolled products business.

Debt as a Percentage of Invested Capital

(US$ millions)	31 March		31 December
	2005	2004	2004

Debt

Short-term borrowings	354	1,472	2,486
Debt maturing within one year	409	198	569
Debt not maturing within one year	5,971	7,901	6,345
Debt of operations held for sale	18	2	5

Total debt

	6,752	9,573	9,405

Equity

Minority interests	96	182	236
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	10,067	10,165	10,566

Total equity

	10,323	10,507	10,962
Total invested capital	17,075	20,080	20,367
Debt as a percent of invested capital (%)	40%	48%	46%

Investment Activities

Capital expenditures during the first quarter of 2005 were $292 compared to $252 a year earlier. Capital expenditures were higher in the current year's quarter as a result of the spending on the Gove alumina refinery expansion.  Capital expenditures for the full year are expected to be above depreciation expense. The spin-off of the rolled products business generated net proceeds of about $2.6 billion which were used to repay debt.

Liquidity

Alcan has access to $3.1 billion of committed credit facilities, which are used primarily to support Alcan's commercial paper programs.  As at the date of this report, 10 May 2005, Alcan has $1.8 billion of commercial paper outstanding, and as a result, the unused portion of the credit facilities was $1.3 billion The Company believes that the cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets, considering its investment grade credit rating, provides any additional liquidity that may be required to meet unforeseen events. During 2004 and for the first quarter of 2005, Standard & Poor's Rating Services maintained its rating on Alcan's long-term debt at A- and its rating on short-term debt at A2.  Ratings from Moody's Investors Services were Baa1 and P2, respectively.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees.  The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at March 31, 2005.  There are no material off-balance sheet arrangements.

Contractual Obligations (in millions of US$)

Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	6,380	409	883	1,802	3,286
Capital lease obligations	21	3	6	4	8
Operating leases	319	62	115	61	81
Purchase obligations	6,171	686	759	744	3,982
Unfunded pension plans (3)	2,322	67	136	140	1,979
Other post-employment benefits (3)	2,327	64	130	142	1,991
Funded pension plans (3) (4)	(4)	192	392	404	(4)
Guarantees (2)	8	8	-	-	-

Total

		1,491	2,421	3,297

(1)  Refer to note 10, Long-Term Debt, of the accompanying financial statements.

(2)  Refer to note 15, Commitments and Contingencies, of the accompanying financial statements.

(3)  Refer to note 18, Post-Retirement Benefits, of the accompanying financial statements.

(4) Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation.  Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions.  Based on management's long-term expected return on assets, annual contributions for years after 2009 are projected to be in the same range as in prior years and to grow in relation with payroll.

Selected Annual Information

Selected unaudited financial data for each of the company's three most recently completed financial years is as follows:
	31 December
(US$ millions, unless otherwise noted)	2004	2003	2002

Sales and operating revenues	24,885	13,850	12,483

Income from continuing operations	252	262	421

Net income (Loss)	258	64	(348)

Total assets	33,677	31,948	17,761

Total long-term debt	6,914	7,778	3,369
(US$ per common share)

Income from continuing operations per share - basic and diluted	0.67	0.79	1.29

Net income (Loss) per share - basic and diluted	0.69	0.18	(1.10)

Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the company's eight most recently completed quarters is as follows:

(US$ millions, unless otherwise noted)	Q1-05	Q4-04	Q3-04	Q2-04	Q1-04	Q4-03	Q3-03	Q2-03

Sales and operating revenues	5,172	6,518	6,169	6,193	6,005	3,567	3,529	3,505

Income (Loss) from continuing operations	208	(337)	171	285	133	115	108	23

Net income (Loss)	218	(346)	167	331	106	96	87	(92)

(US$ per common share)

Income (Loss) from continuing operations per share - basic	0.56	(0.92)	0.46	0.77	0.36	0.36	0.32	0.07

Income (Loss) from continuing operations per share - diluted	0.56	(0.91)	0.46	0.77	0.35	0.36	0.32	0.07

Net income (Loss) per share - basic	0.58	(0.94)	0.45	0.89	0.29	0.30	0.26	(0.29)

Net income (Loss) per share - diluted	0.58	(0.93)	0.45	0.89	0.28	0.30	0.26	(0.29)

Commitments and Contingencies

The company's commitments and contingencies are described in note 15 to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method.  These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to note 13 to the Consolidated Financial Statements in the most recent form 10-K.

Accounting Policies

The preparation of financial statements in conformity with GAAP in Canada and the United States requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are associated with the critical accounting policies relating to post-retirement benefits; environmental liabilities; property, plant and equipment; goodwill;  income taxes; and business combinations.  These critical accounting policies are those that are both most important to the portrayal of the company's financial condition and results and require management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The company's critical accounting policies are more fully described in note 3 to the Consolidated Financial Statements and Management's Discussion and Analysis, contained in the most recent Form 10-K.

Reconciliation of Canadian to U.S. GAAP

A reconciliation of Alcan's Consolidated Statement of Income and Consolidated Balance Sheet between U.S. GAAP and Canadian GAAP is contained in note 20 to the Consolidated Financial Statements.  The impact of material differences is discussed below.

	First Quarter		First Quarter
GAAP	2005		2004
(US$ per common share)	Cdn	U.S.	Cdn	U.S.
Income from continuing operations per share - basic	0.55	0.56	0.38	0.36
Net income per share - basic	0.57	0.58	0.31	0.29

Net income per common share under Canadian GAAP was $0.57 compared to $0.58 under U.S. GAAP for the quarter ended March 31, 2005.  The difference relates principally to accounting for derivatives. For the quarter ended March 31, 2004, net income per common share under Canadian GAAP was $0.31 compared to $0.29 under U.S. GAAP.  The principal reason for the difference was derivatives.  The differences in net income had no material impact on the discussion of results of operations for the periods presented.

Joint Ventures

The major ongoing difference between U.S. GAAP and Canadian GAAP deals with the accounting for joint ventures.  Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method.  This different accounting treatment affects only the display and classification of financial statement items and has no impact on net income or shareholders' equity.  This difference had no material impact on the discussion of the results of operations.  The major impact of the difference in accounting treatment on the balance sheet was to increase operating working capital from continuing operations at March 31, 2005 by $101 ($30 at December 31, 2004) under Canadian GAAP compared to U.S. GAAP.  Under Canadian GAAP, net property, plant and equipment at March 31, 2005 was $870 higher than under U.S. GAAP ($1,179 at December 31, 2004). Under Canadian GAAP, goodwill was higher by $850 at March 31, 2005 ($837 at December 31, 2004).  Under Canadian GAAP, deferred charges and other assets (which include investments accounted for under the equity method) were $1,542 lower ($1,618 at December 31, 2004) as compared to U.S. GAAP.

Debt as a percentage of invested capital as at March 31, 2005 and December 31, 2004 was the same under Canadian GAAP as under U.S. GAAP.  For the quarter ended March 31, 2005, interest expense under Canadian GAAP was higher than under U.S. GAAP by $4 compared to $3 for the quarter ended March 31, 2004.

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

The impact of the different accounting treatments for derivatives was to decrease net income under Canadian GAAP by $2 for the quarter ended March 31, 2005 (increase of $8 to net income for the quarter ended March 31, 2004).  This difference had no material impact on the discussion of results for the periods presented.

In addition, because Canadian GAAP does not have the concept of Other Comprehensive Income, certain amounts related to cash flow hedges classified in shareholders' equity on the balance sheet under U.S. GAAP were reclassified to various asset and liability accounts under Canadian GAAP.

Minimum Pension Liability

Canadian GAAP does not require the recognition of a minimum pension liability if the accumulated benefit obligation exceeds the market value of plan assets.   This difference had no impact on net income but did result in shareholders' equity under Canadian GAAP being higher by $539 at March 31, 2005 ($550 at December 31, 2004).  At March 31, total assets were lower by $244 ($253 at December 31, 2004) and total pension liabilities were lower by $1,002 ($1,036 at December 31, 2004) under Canadian GAAP.

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

Definitions

"Business Group Profit" (BGP) comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.

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

"Synergy run-rate" is the annualized rate of savings resulting from actions taken to date.

All tonnages are stated in metric tonnes, equivalent to 2,204.6 pounds.

All figures are unaudited.

Additional information on Alcan is available on the company's website at www.alcan.com and the company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the U.S. Securities and Exchange Commission's site at www.sec.gov.  All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report.  The number of common shares outstanding as at May 10, 2005 is 370,145,350.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow.  See risk factors on page 4 of the Company's annual report on Form 10-K for the year ended December 31, 2004.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at March 31, 2005 net of its invested surplus cash and time deposits at March 31, 2005 would be to reduce net income for a 12-month period by $3.  The fixed rate debt will be held to maturity and the Company does not intend to refinance its fixed rate debt prior to maturity.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies on page 61 of the Company's annual report.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at March 31, 2005.

								Total
								Nominal	Fair
(In US$ millions, except contract rates)		2005	2006	2007	2008	2009	2010	Amount	Value

FORWARD CONTRACTS
To purchase USD against the foreign currency

CHF	Nominal amount	34	14	-	-	-	-	48	(2)
	Average contract rate	1.214	1.250	-	-	-	-

GBP	Nominal amount	33	6	-	-	-	-	39	(1)
	Average contract rate	0.550	0.570	-	-	-	-

JPY	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	106.9	-	-	-	-	-

Other	Nominal amount	2	-	-	-	-	-	2	-

To sell USD against the foreign currency

AUD	Nominal amount	23	-	-	-	-	-	23	-
	Average contract rate	1.300	-	-	-	-	-

GBP	Nominal amount	83	3	-	-	-	-	86	-
	Average contract rate	0.530	0.540	-	-	-	-

EUR	Nominal amount	194	51	22	-	-	-	267	29
	Average contract rate	0.850	0.960	0.830	-	-	-

CHF	Nominal amount	5	1	-	-	-	-	6	-
	Average contract rate	1.143	1.313	-	-	-	-

Other	Nominal amount	2	-	-	-	-	-	2	-

To sell EUR against the foreign currency

USD	Nominal amount	447	1,262	24	9	-	-	1,742	(139)
	Average contract rate	1.265	1.200	1.222	1.090	-	-

CHF	Nominal amount	29	22	-	-	-	-	51	(1)
	Average contract rate	1.517	1.495	-	-	-	-

								Total
								Nominal	Fair
(In US$ millions, except contract rates)		2005	2006	2007	2008	2009	2010	Amount	Value

GBP	Nominal amount	11	-	-	-	-	-	11	-
	Average contract rate	0.705	-	-	-	-	-

ZAR	Nominal amount	14	1	-	-	-	-	15	-
	Average contract rate	8.105	8.043	-	-	-	-

To buy EUR against the foreign currency

GBP	Nominal amount	36	9	-	-	-	-	45	(1)
	Average contract rate	0.708	0.715	-	-	-	-

AUD	Nominal amount	7	-	-	-	-	-	7	-
	Average contract rate	1.768	-	-	-	-	-

CHF	Nominal amount	5	-	-	-	-	-	5	1
	Average contract rate	1.523	-	-	-	-	-

JPY	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	136.5	-	-	-	-	-

Other	Nominal amount	5	1	-	-	-	-	6	-

To sell GBP against the foreign currency

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	2.223	-	-	-	-	-

To buy CHF against the foreign currency

AUD	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.170	-	-	-	-	-

JPY	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	89.86	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To sell CHF against the foreign currency

Other	Nominal amount	3	-	-	-	-	-	3	-

OPTIONS

To sell USD against the foreign currency

EUR	Nominal amount	36	-	-	-	-	-	36	9
	Average contract rate	1.020	-	-	-	-	-

GBP	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	0.585	-	-	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.  Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited.  For accounting policies relating to currency contracts, see note 3 - Summary of Significant Accounting Policies on page 61 of the Company's annual report.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at March 31, 2005 would be to increase net income over the period ending December 2007 by approximately $131 ($92 in 2005, $34 in 2006 and $5 in 2007).  These results reflect a 10% reduction from the March 31, 2005, three-month LME aluminum closing price of $1,973 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at March 31, 2005.  The Company's aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales and future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers.   Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 24,000 tonnes, which is marked-to-market.

Item 4.   Controls and Procedures

a)                     Evaluation of Disclosure Controls and Procedures

As at March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

b)                     Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is evaluating the impact on its internal control over financial reporting of the following matters and will assess the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K for 2005.

During the first quarter of 2005, the Company completed the spin-off of its rolled products business to Novelis Inc. as described in Note 5 to the Financial Statements for the quarter ended March 31, 2005. There have been consequent changes to the Company's internal control over financial reporting as a result of this. In addition, further changes will be made as the terms of certain transitional service agreements between the Company and Novelis expire.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, during the first quarter of 2005, the Company corrected the deficiency in controls specified in such Annual Report by making appropriate changes to the Company's documented accounting policies and procedures for the allocation of goodwill to reporting units acquired in a business combination.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Information called for by this Item is incorporated by reference to the first paragraph of Note 15 of Item 1, Part I of this quarterly report on Form 10-Q.

Items 2. and 3.

The registrant has nothing to report under these items.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alcan was held on April 28, 2005. At the Annual Meeting:

-

on a vote by show of hands, Messrs. Roland Berger, L. Denis Desautels, Travis Engen, L. Yves Fortier, Jean-Paul Jacamon, William R. Loomis, Jr., Yves Mansion, H. Onno Ruding, Guy Saint-Pierre, Gerhard Schulmeyer, Paul M. Tellier and Milton K. Wong, and Mrs. Christine Morin-Postel were elected as directors of Alcan to serve until the close of the next annual meeting or until they cease to hold office as such;

-	on a vote by show of hands, PricewaterhouseCoopers LLP was appointed as Auditors to serve until the close of the next annual meeting;

-	on a vote by ballot, the resolution re-confirming and amending the Shareholder Rights Plan was adopted, with 188,557,198 Shares voted for and 32,658,520 Shares voted against; and

-	on a vote by ballot, the resolution amending the Alcan Executive Share Option Plan was adopted, with 193,480,049 Shares voted for and 27,761,796 Shares voted against.

Item 5.      Other Information

The registrant has nothing to report under this item.

Item 6.      Exhibits

(10.1)     Amended Alcan Executive Share Option Plan

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

                                                                                            ALCAN INC.

Dated: 10 May 2005

                                                                                       By: /s/  Thomas J. Harrington

                                                                                            Thomas J. Harrington

                                                                                            Vice President and Controller

                                                                                            (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit

Number                                                         Description

       (10.1)        Amended Alcan Executive Share Option Plan

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