Form 10-Q
period 2005-09-30
ALCAN INC
filed 2005-11-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  X     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes___    No   X

At November 8, 2005 the registrant had 370,691,124 shares of common stock (without nominal or par value) outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Items 1., 3., 4. and 5.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

SIGNATURE

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
(in millions of US$, except per share amounts)
Sales and operating revenues	4,887	6,184	15,271	18,412

Costs and expenses
Cost of sales and operating expenses, excluding depreciation
and amortization noted below	3,921	4,997	12,141	14,887
Depreciation and amortization	266	322	806	982
Selling, administrative and general expenses	331	398	1,056	1,159
Research and development expenses	66	54	164	173
Interest	92	73	267	253
Other expenses (income) - net (note 11)	55	49	152	100
	4,731	5,893	14,586	17,554
Income from continuing operations before income taxes and
other items	156	291	685	858
Income taxes (note 9)	101	134	269	300
Income from continuing operations before other items	55	157	416	558
Equity income	16	13	73	46
Minority interests	1	1	(1)	(14)
Income from continuing operations	72	171	488	590
Income (Loss) from discontinued operations (note 3)	9	(4)	2	14
Net income	81	167	490	604
Dividends on preference shares	2	1	5	4
Net income attributable to common shareholders	79	166	485	600
Earnings (Loss) per share (note 4)
Basic:
Income from continuing operations	0.19	0.46	1.30	1.60
Income (Loss) from discontinued operations	0.02	(0.01)	0.01	0.03
Net income per common share - basic	0.21	0.45	1.31	1.63
Diluted:
Income from continuing operations	0.19	0.46	1.30	1.59
Income (Loss) from discontinued operations	0.02	(0.01)	0.01	0.03
Net income per common share - diluted	0.21	0.45	1.31	1.62
Dividends per common share	0.15	0.15	0.60	0.60

 The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2005	December 31, 2004
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	236	184
Trade receivables (net of allowances of $70 in 2005 and $99 in 2004)	2,490	3,247
Other receivables	925	936
Deferred income taxes	125	214
Inventories (note 12)	2,805	4,040
Current assets held for sale (note 3)	176	791
Total current assets	6,757	9,412

Deferred charges and other assets	2,334	2,877
Deferred income taxes	964	870
Property, plant and equipment
Cost (excluding Construction work in progress)	16,706	21,595
Construction work in progress	1,439	1,177
Accumulated depreciation	(7,097)	(9,478)
	11,048	13,294
Intangible assets (net of accumulated amortization of $194 in 2005
and $172 in 2004)	884	1,230
Goodwill	4,958	5,496
Long-term assets held for sale (note 3)	28	162
Total assets	26,973	33,341

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	September 30, 2005	December 31, 2004
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	4,386	5,843
Short-term borrowings	284	2,486
Debt maturing within one year	841	569
Deferred income taxes	28	23
Current liabilities of operations held for sale (note 3)	75	335
Total current liabilities	5,614	9,256

Debt not maturing within one year	5,503	6,345
Deferred credits and other liabilities	4,307	4,986
Deferred income taxes	1,349	1,543
Long-term liabilities of operations held for sale (note 3)	4	249
Minority interests	73	236

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,110	6,670
Additional paid-in capital	695	112
Retained earnings	3,340	3,362
Common shares held by a subsidiary	(31)	(35)
Accumulated other comprehensive income (loss) (note 16)	(151)	457
	9,963	10,566
	10,123	10,726

Commitments and contingencies (note 15)

Total liabilities and shareholders' equity	26,973	33,341

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
(in millions of US$)

OPERATING ACTIVITIES

Net income	81	167	490	604
Loss (Income) from discontinued operations	(9)	4	(2)	(14)
Income from continuing operations	72	171	488	590
Adjustments to determine cash from operating activities:
Depreciation and amortization	266	322	806	982
Deferred income taxes	86	(17)	128	(3)
Equity income, net of dividends	(5)	(11)	(29)	(28)
Asset impairment provisions	5	10	40	20
Loss (Gain) on sale of businesses and investments - net	(5)	(2)	11	(44)
Stock option compensation	4	3	14	7
Change in operating working capital
Change in receivables	125	9	(228)	(509)
Change in inventories	26	(1)	(88)	43
Change in payables and accrued liabilities	104	60	(168)	259
Change in deferred charges, other assets,
deferred credits and other liabilities - net	53	131	(19)	28
Other - net	(34)	38	(119)	68
Cash from operating activities in continuing operations	697	713	836	1,413

Cash from operating activities in discontinued operations	4	31	54	82

Cash from operating activities	701	744	890	1,495

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	21	743	1,187	1,461
Debt repayments	(210)	(1,017)	(1,406)	(1,471)
Short-term borrowings - net	(52)	(42)	(2,045)	(417)
Common shares issued	6	19	16	52
Dividends - Alcan shareholders (including preference)	(58)	(57)	(173)	(170)
- Minority interests	(1)	(1)	(2)	(5)
Cash used for financing activities in continuing operations	(294)	(355)	(2,423)	(550)

Cash used for financing activities in discontinued
operations	(59)	(4)	(55)	(35)

Cash used for financing activities	(353)	(359)	(2,478)	(585)

 The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(447)	(272)	(1,192)	(789)
Business acquisitions and purchase of investments	(31)	(37)	(73)	(460)
Net proceeds from disposal of businesses, investments and
other assets	141	5	176	25
Settlement of amounts due from Novelis - net (note 5)	-	-	2,535	-
Cash from (used for) investment activities in continuing
operations	(337)	(304)	1,446	(1,224)

Cash from (used for) investment activities in discontinued
operations	(1)	(9)	63	(13)

Cash from (used for) investment activities	(338)	(313)	1,509	(1,237)

Effect of exchange rate changes on cash and time deposits	4	24	(25)	(4)
Increase (Decrease) in cash and time deposits	14	96	(104)	(331)

Cash and time deposits - beginning of period	222	351	340	778
Cash and time deposits - end of period in continuing operations	236	318	236	318
Cash and time deposits - end of period in current assets held
for sale	-	129	-	129
Cash and time deposits - end of period	236	447	236	447

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)

(in millions of US$)	Preference Shares - Series C and E	Common Shares	Additional Paid-In Capital	Retained Earnings	Common Shares Held by a Subsidiary	Accumulated Other Comprehen-sive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2004	160	6,670	112	3,362	(35)	457	10,726
Spin-off of Novelis (note 5)		(576)	572	(285)		(71)	(360)
Net income - nine months ended
September 30, 2005				490			490
Other comprehensive loss (note 16)						(537)	(537)
Dividends:
Preference				(5)			(5)
Common				(222)			(222)
Stock option expense			14				14
Exercise of stock options		3	(3)				-
Common shares held by a subsidiary					4		4
Common shares issued for cash:
Executive share option plan		9					9
Dividend reinvestment and share
purchase plans		7					7
Other		(3)					(3)
Balance at September 30, 2005	160	6,110	695	3,340	(31)	(151)	10,123

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

(in millions of US$, except per share amounts)

1.         ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements as contained in the most recent annual report.  The interim financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and therefore should be read in conjunction with the Company's most recent annual report.

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

Spin-off of Rolled Products Businesses - Basis of Presentation

On January 6, 2005, Alcan completed the spin-off of Novelis Inc. (Novelis), as described in note 5 - Spin-off of Rolled Products Businesses.  Prior to the spin-off, these businesses were owned by Alcan.  Alcan's consolidated financial statements as at December 31, 2004 and for the third quarter and nine months ended September 30, 2004 include the operations transferred to Novelis.   Alcan's consolidated financial statements as at and for the third quarter and nine months ended September 30, 2005 exclude the operations transferred to Novelis.   Management concluded that all income earned and cash flows generated by Novelis entities from January 1 to 5, 2005, were insignificant, except as described in note 5 - Spin-off of Rolled Products Businesses.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists rather than preclude the need to record a liability.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but not required.  The Company is studying this interpretation and has not yet determined its impact.  The Company may have other asset retirement obligations (AROs) that may arise in the event of a plant closure.  An ARO has not been recorded for these obligations due to the fact that the liability is not reasonably estimable, as the plant assets have indeterminate lives.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS (cont'd)

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle.  The statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle versus including the cumulative effect of changing to the new accounting principle in net income.  SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On December 29, 2004, the Company announced that, following an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest.  The transaction was completed on March 15, 2005 at a value of $104.  Under the terms of this agreement, Mytilineos Holdings and certain affiliated companies acquired from the Company a 53% equity position in AdG.  The balance of the Company's interest in AdG, some 7.2%, may be sold by the Company to Mytilineos Holdings one year after closing pursuant to a three-month put option at a price equivalent to the selling price of the shares.  Subsequently, Mytilineos Holdings will have a call option for six months to purchase any remaining interest, at a price equivalent to the selling price of the shares.

Primary Metal

On December 30, 2004, the Company announced that it had reached agreement on the principal terms of a sale of Pechiney Électrométallurgie (PEM) to Ferroatlántica, S.L., of Spain.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004.  The Company's decision to sell this business was based on an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition and is consistent with the Company's strategy of divesting non-core activities.  On June 1, 2005, the Company completed the sale of PEM for net proceeds of $150.

Engineered Products

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets that are not part of its core operations.  The assets are used to supply castings and components to the automotive industry.  The Company is actively pursuing potential purchasers.  These assets are classified as held for sale and are included in discontinued operations.

Following a detailed assessment subsequent to the Pechiney acquisition, the Company began restructuring efforts at certain European sites in the fourth quarter of 2004.  As a result of this restructuring, the Company committed to a plan to sell two high purity businesses, Mercus and Froges, in France.  These businesses were classified in discontinued operations and assets held for sale during the fourth quarter of 2004.  In the second quarter of 2005, the Company announced a change in its strategy of selling the businesses due to changes in market and economic conditions.  The Company envisions suspending one of two activities at the Mercus high purity metal processing mill and closing the Froges rolling mill.  As a result of the change in strategy, these two businesses no longer meet the criteria for discontinued operations and, accordingly, have been reclassified to assets held and used and are included in continuing operations (refer to note 22 - Subsequent Events).

Also in the fourth quarter of 2004, the Company committed to a plan to sell its service centres in France that are not part of its core operations.  These assets were classified as held for sale and were included in discontinued operations.  On April 20, 2005, the Company completed the sale of these service centres for net proceeds of $4 to Amari Metal France Ltd., which specializes in distributing aluminum, stainless steel and cuprous metal products.

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

Packaging

In the second quarter of 2003, the Company committed to a plan to sell certain non-strategic operations (Fibrenyle, Boxal Group, and Suner Cartons), as the businesses were not part of its core operations. These businesses were classified as held for sale and were included in discontinued operations.  In the fourth quarter of 2003, the Company recorded the sale of Fibrenyle, in the U.K., for proceeds of $29.  In the second quarter of 2004, the Company recorded the sale of the Boxal Group and Suner Cartons, for proceeds of $6 and $19, respectively.  As at June 30, 2004, the Company had sold all of the assets of the non-strategic packaging businesses previously classified as held for sale in the second quarter of 2003.

Other

In the second quarter of 2004, the Company classified in discontinued operations its copper and ores and concentrates trading businesses.  In the fourth quarter of 2004, the Company sold certain assets of its ores and concentrates trading division to its then current management team, and sold the assets of its zinc and lead metal trading business to Trafigura Ltd., an independent commodity trading company.  Following the end of the third quarter of 2005, a decision was taken to close the Company's copper trading business during the fourth quarter of 2005.

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

An impairment charge of nil for the third quarter and nine months ended September 30, 2005 (2004: nil and $6) was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

Selected financial information for the businesses included in discontinued operations is reported below:

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004

Sales	37	362	313	1,188
Income (Loss) from operations	3	(7)	11	10
Gain (Loss) on disposal - net	8	5	(2)	32
Asset impairment provisions	-	-	-	(6)
Pre-tax income (loss)	11	(2)	9	36
Income tax expense	(2)	(2)	(7)	(22)
Income (Loss) from discontinued operations	9	(4)	2	14

3.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	September 30, 2005	December 31, 2004
Current assets held for sale:
Cash and time deposits	-	156
Trade receivables	44	308
Other receivables	51	40
Deferred income taxes	-	2
Inventories	81	285
	176	791
Long-term assets held for sale:
Deferred charges and other assets	17	21
Deferred income taxes	1	6
Property, plant and equipment - net	10	85
Intangible assets - net	-	50
	28	162
Current liabilities of operations held for sale:
Payables and accrued liabilities	74	330
Short-term borrowings	1	5
	75	335
Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	-	101
Deferred income taxes	4	7
Minority interests	-	141
	4	249

4.    EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period.  The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Numerator:
Income from continuing operations	72	171	488	590
Less: dividends on preference shares	(2)	(1)	(5)	(4)
Income from continuing operations attributable to
common shareholders	70	170	483	586
Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	370	368	370	368
Effect of dilutive stock options	-	1	1	1
Adjusted weighted average of outstanding shares - diluted	370	369	371	369
Earnings per common share - basic	0.19	0.46	1.30	1.60
Earnings per common share - diluted	0.19	0.46	1.30	1.59

In the third quarter and for the first nine months of 2005, options to purchase 8,245,958 and 5,065,224 common shares, respectively (2004: 3,680,200 and 3,663,700) at a weighted average grant price of CAN$46.23 and CAN$49.66 per share, respectively (2004: CAN$58.93 and CAN$58.94) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at September 30, 2005, there were 370,419,460 (2004: 368,737,410) common shares outstanding.

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

The effect of the spin-off on the Company's balance sheet is described in the table below.  The net assets were transferred at their historical cost.

	Adjusted	Original
	Amounts(1)	Amounts
Carrying amount of spun-off businesses:
Current assets	2,935	2,935
Non-current assets	2,802	2,802
Current liabilities	(3,129)	(3,160)
Non-current liabilities	(2,221)	(2,197)
Accumulated other comprehensive income	(71)	(68)
Total	316	312

Derivatives(2)	(31)	(31)
Total amount recorded in retained earnings	285	281

(1)  The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by the end of 2005.

(2)  Alcan is the counterparty to certain derivative contracts with Novelis; prior to the spin-off, these derivatives were eliminated in the consolidated financial statements.  Subsequent to the spin-off, the derivatives are presented in the balance sheet at their fair value.  The amount of ($31) represents the mark-to-market adjustment to the derivatives for the period from January 1 to 5, 2005.  As described in note 1 - Accounting Policies - Spin-Off of Rolled Products Businesses - Basis of Presentation, all income earned and cash flows generated by Novelis entities during the period from January 1, 2005 to the spin-off date of January 6, 2005 were attributed to Novelis due to immateriality.  In addition, the transactions between Alcan and Novelis during this period were also immaterial, with the exception of a net derivative gain as described above.

The spin-off of Novelis reduced total shareholders' equity by $360 (Q1: $353; Q2: $354) by way of a reduction in common shares of $576 (Q1 and Q2: $576), an increase in additional paid-in capital of $572 (Q1 and Q2: $572), a reduction in retained earnings of $285 (Q1: $281; Q2: $279) and a reduction in accumulated other comprehensive income of $71 (Q1: $68; Q2: $71).

Following the spin-off, the Company settled amounts due from Novelis and used the net proceeds of $2.6 billion to settle third party debt, as described in note 10 - Long-Term Debt, and to cover a preliminary payment of $100 made by the Company to Novelis in accordance with a separation agreement between the parties.

6.    RESTRUCTURING PROGRAMS

2005 Restructuring Activities

Pechiney

In the third quarter of 2005, the Company incurred $13 of restructuring costs in connection with the exit of certain non-strategic Pechiney activities as a result of changing market conditions and changes in strategy.  The charges consist of severance costs of $5, asset impairment charges of $4, and other costs of $4 principally related to the closure of certain packaging facilities located in the U.S. and Europe, and costs incurred to consolidate certain corporate functions (Other).

6.     RESTRUCTURING PROGRAMS (cont'd)

In the second quarter of 2005, the Company incurred $34 of restructuring costs in connection with the exit of certain Pechiney activities as a result of changing market conditions and changes in strategy.  These charges consist principally of severance costs of $32, consisting of $13 related to the suspension of one of two activities at the Mercus high-purity-metal processing mill and the closure of the Froges rolling mill in France (Engineered Products), and $19 related principally to an organizational realignment of the European Tubes sites of the Packaging Beauty business, mainly in France and Germany, as well as other charges of $2 relating principally to the consolidation of certain corporate functions (Other) and the exit of certain packaging facilities in Mexico.  The Company expects to incur $2 of additional charges in 2005 and $11 in 2006 relating to these restructuring activities.

Other 2005 Restructuring Activities

On September 14, 2005, the Company announced that its subsidiary, Société Générale de Recherches et d'Exploitations Minières (Sogerem) (Bauxite and Alumina), has begun an information and consultation process with its employee representatives and local partners due to the exhaustion of mining resources in the Tarn Region of France. The discussions will focus on identifying solutions for all those that would be affected by the potential conclusion of its fluorspar mining operations during the first half of 2006.  In relation to this activity, the Company recorded restructuring charges of $9 comprising $6 of severance costs, $2 of other costs and $1 of asset impairment charges during the third quarter of 2005. In addition to the $9 of restructuring charges, $5 relating principally to additional asset retirement obligations were recorded, as a result of this activity, in Cost of sales and operating expenses.

In the second quarter of 2005, the Company announced the restructuring of its Engineered Products facilities in Singen, Germany, and Sierre, Switzerland, in order to improve efficiency and ensure their long-term viability.  Alcan will integrate its extrusion activities at the Singen and Sierre sites, and restructure the automotive structures and composites into its operations at Singen.  The Company incurred $27 of restructuring charges relating principally to severance costs.  The Company expects to incur $4 of additional charges in 2005 and $5 in 2006 relating to these restructuring activities.

In the second quarter of 2005, the Company recorded a severance provision of $1 in relation to the closure of a Balsa composites plant in Guayaquil, Ecuador (Engineered Products).

In the first quarter of 2005, the Company incurred $1 of restructuring charges relating to costs to centralize certain packaging operations at two facilities located in Canada and the U.S.  In the second quarter of 2005, the Company incurred an additional $1 of restructuring charges in relation to these activities, consisting primarily of severance costs and costs to relocate equipment.  In the third quarter of 2005, the Company incurred an additional $1 of restructuring charges related principally to equipment relocation costs.

2004 Restructuring Activities

In line with the Company's objective of value maximization, the Company undertook various restructuring initiatives in 2004.

Pechiney

In 2004, the Company recorded liabilities of $193 (Q1: nil; Q2: $79; Q3: $21; Q4: $93) for restructuring costs in connection with the exit of certain operations of Pechiney, and these costs were recorded in the allocation of the purchase price of Pechiney.  These costs principally comprise severance costs of $121 (Q1: nil; Q2: $79; Q3: nil; Q4: $42) related to the involuntary termination of Pechiney employees in France (Primary Metal, Engineered Products, Packaging and Other), as well as other severance costs of $54 (Q1: nil; Q2: nil; Q3: $21; Q4: $33), principally comprising $21 relating to a plant closure in Barcelona, Spain (Packaging), $17 relating to a planned plant closure in Flemalle, Belgium, $5 relating to a plant closure in Garbagnate, Italy (Packaging), and $1 relating to the downsizing of a plant in Kolin, Czech Republic (Packaging).  A restructuring provision of $21 related to the plant closure in Flemalle has been transferred to Novelis in 2005 following the spin-off.

In the first quarter of 2005, the Company incurred additional restructuring costs of $8 in relation to the exit of certain Pechiney activities.  These costs consist of severance costs of $3 relating principally to the termination of Pechiney employees in France and Italy (Packaging and Other), asset impairment charges of $3 relating principally to the impairment of assets at a Pechiney facility in China (Engineered Products), and other costs of $2 relating principally to the closure of the Barcelona and Garbagnate facilities (Packaging).  In the second quarter of 2005, the Company incurred additional severance costs of $3 and other costs of $3 relating principally to the closure of packaging facilities in Barcelona, as well as other Engineered Products facilities in the U.K.  In the third quarter of 2005, the Company incurred an additional $5 in other costs, relating principally to costs to dismantle the Barcelona facility (Packaging).  All restructuring costs incurred in 2005 are recorded in the statement of income.

6.    RESTRUCTURING PROGRAMS (cont'd)

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

In 2004, the Company incurred restructuring charges of $7 (Q1: nil; Q2: $6; Q3: $2; Q4: ($1)) relating to the closure of two corporate offices in the U.K. and Germany (Other).  The charges include $4 (Q1: nil; Q2: nil; Q3: $2; Q4: $2) related to severance costs and $3 (Q1: nil; Q2: $6; Q3: nil; Q4: ($3)) related to lease exit costs and costs to consolidate facilities.  In the first quarter of 2005, the Company incurred additional severance charges of $1 in relation to the closure of its corporate office in the U.K., and incurred an additional $3 of severance and other exit costs in the second quarter of 2005.  The restructuring provision of $3 related to the closure of the corporate office in Germany has been transferred to Novelis in 2005 following the spin-off.

In November 2004, the Company announced the downsizing of its Alcan Mass Transportation Systems business unit in Zurich, Switzerland (Engineered Products) as a result of changing market conditions and business realities.  The Company incurred restructuring charges of $5 consisting of $4 of asset impairment charges, and $1 of other charges in the fourth quarter of 2004.  In the first quarter of 2005, the Company incurred additional severance charges of $2 and asset impairment charges of $1 relating to the downsizing of this business.  During the second quarter of 2005, the Company incurred an additional $1 of severance costs.  During the third quarter of 2005, the Company incurred an additional $1 of severance costs and expects to incur an additional $1 of charges in relation to the downsizing of Alcan Mass Transportation Systems.

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

In 2004, the Company incurred restructuring charges of $39 (Q1: $6; Q2: $1; Q3: $3; Q4: $29) relating to exit costs incurred in connection with certain non-strategic packaging facilities located in the U.S. and Europe.  These charges consist of severance costs of $23 (Q1: $5; Q2: $1; Q3: nil; Q4: $17), asset impairment charges of $11 (Q1: nil; Q2: nil; Q3: nil; Q4: $11) and other charges of $5 (Q1: $1; Q2: nil; Q3: $3; Q4: $1).  In the first quarter of 2005, the Company incurred additional severance costs of $2 relating to these activities.  In the second quarter of 2005, the Company incurred additional costs of $19 relating to severance costs of $2, asset impairment charges of $16 and other costs of $1.  In the third quarter of 2005, the Company incurred additional costs of $4 relating to severance costs of $1 and other charges of $3.  The Company expects to incur additional charges of $1 in relation to these restructuring activities.

In early 2004, the Company permanently halted production at its Jonquière Söderberg primary aluminum facility in Saguenay, Quebec (Primary Metal).  As a result, the Company recorded charges of $14 (Q1: $5; Q2: $6; Q3: $1; Q4: $2) in 2004 comprising $5 (Q1: $1; Q2: $2; Q3: nil; Q4: $2) of severance costs, $5 (Q1: $4; Q2: $1; Q3: nil; Q4: nil) of asset impairment charges, and $4 (Q1: nil; Q2: $3; Q3: $1; Q4: nil) of other costs.  In the first quarter of 2005, the Company incurred additional dismantling costs of $1 relating to the closure of this facility.  The Company expects to incur an additional $4 of severance and other costs in 2005 and $4 in 2006 in relation to this restructuring activity.

6.     RESTRUCTURING PROGRAMS (cont'd)

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

In 2004, the Company recorded charges related to the 2001 restructuring program of $7 (Q1: nil; Q2: $1; Q3: $3; Q4: $3) relating principally to the closure of facilities in the U.K. (Bauxite and Alumina) and the closure of cable operations in Canada and the U.S. (Engineered Products), and recorded recoveries of $14 (Q1: $7; Q2: nil; Q3: $7; Q4: nil) relating principally to the sale of assets related to the closure of facilities in Glasgow, U.K. and other recoveries related to the closure of facilities in the U.K. (Bauxite and Alumina).  Following the spin-off, $16 of the restructuring provision has been transferred to Novelis.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	Severance Costs	Asset Impairment Provisions*	Other	Total
Provision balance as at January 1, 2004	86	-	46	132
2004:
Charges recorded in the statement of income	44	30	13	87
Charges recorded in the allocation of the
Pechiney purchase price	175	-	18	193
Cash payments	(99)	-	(33)	(132)
Non-cash items	-	(30)	8	(22)
Provision balance as at December 31, 2004	206	-	52	258
Nine months, 2005:
Provisions transferred to Novelis	(31)	-	(14)	(45)
Charges recorded in the statement of income	87	25	23	135
Cash payments - net	(79)	-	(26)	(105)
Non-cash items	(26)	(25)	(9)	(60)
Provision balance as at September 30, 2005	157	-	26	183

* Fair value of assets was determined using discounted future cash flows.

The schedule below shows details of the charges by operating segment:

Charges (recoveries) recorded in the statement of income in Other expenses (income) - net

Quarter ended September 30, 2005	Severance Costs	Asset Impairment Provisions	Other	Total
Bauxite and Alumina	6	1	2	9
Engineered Products	1	-	-	1
Packaging	6	4	12	22
Other	-	-	1	1
Total	13	5	15	33

6.     RESTRUCTURING PROGRAMS (cont'd)

Nine months ended September 30, 2005	Severance Costs	Asset Impairment Provisions	Other	Total
Bauxite and Alumina	6	1	2	9
Primary Metal	-	-	1	1
Engineered Products	48	3	-	51
Packaging	31	21	21	73
Other	2	-	(1)	1
Total	87	25	23	135

For the third quarter and nine months ended September 30, 2005, $21 and $84, respectively, of the restructuring charges above are excluded from the measurement of the profitability of the Company's operating segments (Business Group Profit), as they relate to major corporate-wide acquisitions or initiatives.  See note 7 - Information by Operating Segment.

7.    INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis.  Subsequent to the spin-off of substantially all of the Company's rolled products businesses to Novelis, the operating management structure is comprised of four operating segments.  The four operating segments are Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging.  Prior to the spin-off, there were two additional operating segments: Rolled Products Americas and Asia and Rolled Products Europe.  All prior periods have been restated to reflect the new operating management structure.  The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP).  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  The change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Primary Metal group represent mainly profit on metal produced by the Company, whether sold to third parties or used in the Company's fabricating operations.  Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

(1)   The operating segments include the Company's proportionate share of joint ventures (including joint ventures accounted for using the equity method) and certain other equity-accounted investments as they are managed within each operating segment, with the adjustments for equity-accounted joint ventures and certain investments shown on a separate line in the reconciliation to Income from continuing operations; and

(2)   Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

The operating segments are described below.

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

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

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and cathodes, as well as aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries.

Engineered Products

Headquartered in Paris, France, this group produces extruded, rolled and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 49 plants located in 11 countries.  Also included in Engineered Products are 37 service centres in 11 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers, and nearly 33 offices that sell and source products in 32 countries.

Packaging

Also headquartered in Paris, this group consists of the Company's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating approximately 150 plants in 30 countries.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Sales and operating revenues - intersegment
Bauxite and Alumina	397	362	1,172	1,151
Primary Metal	466	939	1,460	2,806
Engineered Products	4	176	172	547
Packaging	3	18	5	51
Entities transferred to Novelis	-	196	-	388
Other	(870)	(1,691)	(2,809)	(4,943)
	-	-	-	-
Sales and operating revenues - third parties
Bauxite and Alumina	352	282	1,094	1,079
Primary Metal	1,695	1,121	5,030	3,257
Engineered Products	1,393	1,388	4,542	4,204
Packaging	1,439	1,483	4,601	4,494
Entities transferred to Novelis	-	1,906	-	5,349
Adjustments for equity-accounted joint ventures and
certain investments	(5)	(6)	(35)	-
Other	13	10	39	29
	4,887	6,184	15,271	18,412

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Business Group Profit (BGP)
Bauxite and Alumina	98	124	306	338
Primary Metal	364	353	1,220	1,167
Engineered Products	106	81	322	291
Packaging	157	163	488	499
Entities transferred to Novelis	-	163	-	505
Adjustments for equity-accounted joint ventures and
certain investments	(61)	(54)	(212)	(159)
Adjustments for mark-to-market of derivatives	(19)	10	11	(2)
Depreciation and amortization	(266)	(322)	(806)	(982)
Intersegment, corporate offices and other	(131)	(154)	(377)	(546)
Equity income	16	13	73	46
Interest	(92)	(73)	(267)	(253)
Income taxes	(101)	(134)	(269)	(300)
Minority interests	1	1	(1)	(14)
Income from continuing operations	72	171	488	590

	September 30, 2005	December 31, 2004
Total Assets
Bauxite and Alumina	4,339	3,496
Primary Metal	10,450	10,342
Engineered Products	4,199	4,601
Packaging	7,443	8,255
Entities transferred to Novelis	-	5,434
Adjustments for equity-accounted joint ventures and
certain investments	(491)	(313)
Other	829	573
Assets held for sale:
Bauxite and Alumina	-	63
Primary Metal	156	823
Engineered Products	41	63
Packaging	7	4
Total assets held for sale	204	953
	26,973	33,341

Risk Concentration

The Company's consolidated sales and operating revenues for the third quarter and nine months ended September 30, 2005 include $399 and $1,544, respectively, arising from transactions with Novelis.  These sales and operating revenues represent 8% and 10% of the consolidated sales and operating revenues for the third quarter and nine months ended September 30, 2005, respectively.

The following table includes sales and operating revenues to Novelis by business group:

Periods ended September 30, 2005	Third Quarter	Nine Months
Bauxite and Alumina	10	35
Primary Metal	373	1,429
Engineered Products	10	64
Packaging	6	16
Total	399	1,544

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Alcan Executive Share Option Plan

On January 6, 2005, Alcan executive share options to purchase 1,355,535 shares, granted to Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled and replaced by Novelis with options to purchase Novelis' common shares.

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

Effective January 1, 2004, the Company retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model is used to determine the fair value of the options granted.  For the third quarter and nine months ended September 30, 2005, the stock-based compensation expense was $4 and $14, respectively (2004: $3 and $7), of which nil and $2, respectively (2004: nil) were related to the incremental cost that arose as a result of the modification of certain stock option terms pursuant to the spin-off of Novelis.

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

Compensation Cost

For the third quarter and nine months ended September 30, 2005, the stock-based compensation expense (income) for arrangements that can be settled in cash was $4 and $(9), respectively (2004: $21 and $17).

9.    INCOME TAXES

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Current	15	151	141	303
Deferred	86	(17)	128	(3)
	101	134	269	300

The composite of the applicable statutory corporate income tax rates in Canada is 32% (2004: 32%).   The increase in the effective tax rate in the third quarter of 2005 resulted from balance sheet translation losses due to the strengthening of the Canadian dollar.

10.   LONG-TERM DEBT

Following the spin-off, the Company settled amounts due from Novelis and received net proceeds of $2.6 billion in the first quarter of 2005.  In addition to these proceeds, approximately $200 in debt was transferred to Novelis.  These net proceeds were used to reduce two term loans and Alcan's commercial paper balance included in Short-term borrowings and Debt not maturing within one year as at December 31, 2004.

On May 31, 2005, the Company issued $500 of 5.00% Notes due in 2015 and $300 of 5.75% Notes due in 2035.  The net proceeds of these offerings were used to repay outstanding commercial paper debt.

11.   OTHER EXPENSES (INCOME) - NET

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Restructuring and other costs (recoveries) - net	30	15	121	60
Asset impairment provisions	5	10	40	20
Loss (Gain) on disposal of businesses
and investments - net	(5)	(2)	11	(44)
Provision for legal claims	1	3	12	5
Environmental provisions	-	-	8	-
Derivatives losses (gains) - net(1)	16	(28)	21	1
Interest revenue	(7)	(2)	(37)	(10)
Pechiney integration costs	-	11	14	24
Exchange losses (gains) - net	31	41	(9)	30
Other	(16)	1	(29)	14
	55	49	152	100

(1)    On forward and fixed price contracts qualifying as cash flow hedges, there was hedge ineffectiveness of $(13) and $(9) for the third quarter and nine months ended September 30, 2005, respectively (2004: nil and nil).

12.   INVENTORIES

	September 30, 2005	December 31, 2004
Aluminum operating segments
Aluminum	974	1,881
Raw materials	715	733
Other supplies	335	576
	2,024	3,190
Packaging operating segments
Raw materials and other supplies	307	347
Work in progress	153	147
Finished goods	321	356
	781	850
	2,805	4,040

13.   SALE OF RECEIVABLES

In March 2005, the Company entered into a new program to sell to a third party an undivided interest in certain trade receivables, with limited recourse, for maximum cash proceeds of $200.  The maximum credit exposure to the Company is held in reserve by the third party and is recorded in Deferred charges and other assets.  The Company acts as a service agent and administers the collection of the receivables sold.  As at September 30, 2005, the Company sold trade receivables of $231 under this program, with $31 held in reserve by the third party.  This program replaces a $300 program that was discontinued in January 2005 due to the spin-off of Novelis.

14.   SUPPLEMENTARY INFORMATION

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Income Statement
Interest on long-term debt	88	67	254	213
Capitalized interest	(8)	(3)	(18)	(7)

	September 30, 2005	December 31, 2004
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	1,894	2,816
Accrued liabilities	2,492	3,027

15.   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the repayment of approximately $183 of indebtedness by third parties.  Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted joint ventures, obligations related to businesses sold, customer contracts, employee housing loans and potential environmental remediation at former Alcan sites.

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

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies.  The Company is named as a defendant in relation to environmental contingencies at approximately 38 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated. The Company has transferred to Novelis certain environmental contingencies of Alcan Aluminum Corporation, as described in Item 3(A) - Legal Proceedings - Environmental Matters of the Company's Form 10-K filed on March 16, 2005.

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

Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, the Company, further to reasonably diligent review, does not believe that any losses in excess of accrued amounts would be sufficient to significantly impair its operations, have a material adverse effect on its financial position or liquidity, or materially and adversely affect its results of operations for any particular reporting period, absent unusual circumstances.

16.   COMPREHENSIVE INCOME

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Net income	81	167	490	604
Other comprehensive income (loss):
Net change in deferred translation adjustments	4	133	(555)	(19)
Net change in excess of market value over book value of
"available-for-sale" securities	-	1	(4)	(1)
Valuation of derivatives, net of tax of $23 and $(6),
respectively, for the quarter and nine months ended
September 30, 2005 (2004: $7 and $12)
Net change from periodic revaluations	(55)	(18)	(12)	(34)
Net amount reclassified to income	6	3	26	9
Net change in minimum pension liability, net of tax of
$(4)and $(16), respectively, for the quarter and nine
months ended September 30, 2005 (2004: $1 and $2)	12	(2)	8	(4)
	(33)	117	(537)	(49)
Comprehensive income (loss)	48	284	(47)	555

	September 30, 2005	December 31, 2004
Accumulated other comprehensive income (loss)
Deferred translation adjustments	404	1,063
Unrealized gain on "available-for-sale" securities	4	8
Minimum pension liability	(509)	(550)
Derivatives	(50)	(64)
Accumulated other comprehensive income (loss)	(151)	457

17.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

2005

Canada

On May 16, 2005, the Company announced that it had reached an agreement to purchase Interglass, a privately owned company located in Woodbridge, Ontario, Canada, specialized in the converting of glass tubing.  The acquisition was completed on May 31, 2005 for a cost of $9.

United States

On July 8, 2005, the Company announced its acquisition of Prewired Systems LLC based in Pacoima, California, a company specializing in manufactured wiring systems for the electrical industry for a cost of $4.

Asia and Other Pacific

On March 22, 2005, the Company announced the creation of a new company in the Chinese Suzhou region, which will be equipped to fabricate packaging for beauty and personal care products.  The Company has signed an agreement with the local government of the Mudu New District for the manufacturing site, which will initially produce plastic and aluminum packaging for cosmetics and skincare.  Production will commence in the fourth quarter of 2005.

On April 18, 2005, the Company announced its acquisition of the tobacco packaging interests of CM Printing Sdn Bhd in Malaysia for a cost of $2.  Located at Rawang, Alcan Packaging Malaysia Sdn Bhd will incorporate modern equipment and infrastructure to further complement Alcan Packaging's existing tobacco and flexibles printing capability in South-East Asia.

On September 20, 2005, the Company announced its acquisition of the capsules and closures distribution businesses of Classic Packaging and Nellie Products, subsidiaries of Foster's Group, an Australian beer, wine and spirit producer, for a total cost of $15.

17.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS (cont'd)

France, United Kingdom, Germany, Other Europe

On February 15, 2005, the Company announced that it reached an agreement with the U.K. administrators of Parkside International, to acquire the assets of Parkside's flexible food packaging plant in Zlotow, Poland.  The acquisition was completed on May 2, 2005 for a cost of $14, following the approval of Polish and German anti-trust authorities.

On March 16, 2005, the Company completed the sale of Guardian Espanola S.A. to its current local management team.  Located in Vitoria, Spain, Guardian Espanola S.A. produces flexible packaging and promotional items.

On April 1, 2005, the Company completed the sale of its aluminum tubes business for net proceeds of $10 to its then current management team and 21 Centrale Partners, an investment fund specialized in high potential mid-size industrial companies.  The sale consists of three plants located in Saumur (France), Kolin (Czech Republic) and Cividate al Piano (Italy).

On June 2, 2005, the Company announced that it has completed the sale of its airfreight container business, a minor part of its operations at its Singen, Germany, facility, to Driessen Aerospace Group in the Netherlands, a manufacturer of containers, trolleys and related products for the aerospace market.  As at September 30, 2005, the sale was not recognized due to the Company's continuing involvement in the business.

On June 7, 2005, the Company completed the sale of Decoplast, its European Beauty blow-molded bottle business, to IPH Groupe Spid, a French leader in plastic conversion.  IPH Groupe Spid is specialized in the injection of technical and design parts for the automotive, food and general packaging markets.  The sale includes the two sites of Decoplast in La Roche sur Foron and Senlis (France).

On July 13, 2005, Alcan Service Centres, part of the Engineered Products business group, announced that it had taken full ownership of Almet AG by purchasing the outstanding 36.6% minority interest held by its current management team at a cost of $10.

On August 5, 2005, the Company completed the sale of Pet Plas Packaging Ltd. food plastic bottles company to Esterform Packaging Limited, based in the U.K., for net proceeds of $19.

On September 1, 2005, the Company completed the sale of Alcan Print Finishers Ltd., the U.K. decorative print finishing company, to Celloglas Holdings Limited for net proceeds of $30.

On September 6, 2005, Alcan announced the sale of Alcan Packaging Sutton Ltd. in the U.K. and the Italian Laffon plant for net proceeds of $51 and $(1), respectively.  Alcan Packaging Sutton Ltd. was sold to the Impress Group, an international provider of metal packaging for food, seafood, paints and coatings, and aerosols.  The Laffon plant, located in Venegono, Italy, manufactures mass-market stock compacts and was sold to its General Manager, Luca Rossi.

2004

Asia and Other Pacific

On March 10, 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive joint venture agreement, signed in October 2003, with the Qingtongxia Aluminium Group Company Limited and the Ningxia Electric Power Development and Investment Co. Ltd.  Under the agreement, Alcan invested $110 for a 50% participation and for a secure power supply in an existing 150-kilotonne (kt) modern pre-bake smelter located in the Ningxia autonomous region in the People's Republic of China.  The agreement provides for the joint venture to obtain long-term access to dedicated power on competitive terms sufficient to meet the energy requirements of the smelter.  The joint venture also gives Alcan a substantial operating role and the option to acquire, through additional investment, up to 80% of a new 250-kt potline, already under construction.  The investment is accounted for using the equity method.

Other Europe

In 2004, the Company recorded in Other expenses (income) - net a gain of $46 (Q1: nil; Q2: $42; Q3: nil; Q4: $4) due to the dilution of its ownership interest in Aluminium & Chemie Rotterdam B.V. (Primary Metal).

17.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS (cont'd)

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

Pursuant to a Memorandum of Understanding signed in June 2004, on February 23, 2005, the Company announced the signing of a Shareholders' Agreement with Oman Oil Company S.A.O.C. and the Abu Dhabi Water and Electricity Authority for a 20% equity interest in the development of a proposed 325-kt aluminum smelter project in Sohar, Oman.  The Company has the option of acquiring up to 60% of a planned second potline for an additional 330 kt of aluminum.  The agreement provides that the Company would license its AP35 smelter technology.  Subject to successful completion of the project agreements and financing arrangements, construction is expected to commence in the fourth quarter of 2005 and result in the first metal production by 2008.

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

Components of Net Periodic Benefit Cost

	Pension benefits				Other Benefits
	Third Quarter		Nine Months		Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	42	46	124	137	3	4	9	12
Interest cost on benefit obligation	136	136	411	406	14	15	42	45
Expected return on plan assets	(137)	(129)	(412)	(385)	-	-	-	-
Amortization:
Actuarial (gains) losses	23	17	71	51	-	-	(2)	-
Prior service cost	16	18	46	53	-	-	-	-
Curtailment/settlement gains	-	-	-	(23)	-	-	-	-
Net periodic benefit cost	80	88	240	239	17	19	49	57

The expected long-term rate of return on plan assets is 7% in 2005.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $206 to its funded pension plans in 2005.  The contributions are expected to be fully comprised of cash. As at September 30, 2005, $141 has been contributed, and the Company expects to contribute an additional $60 over the remainder of the year. As previously disclosed in its financial statements for the year ended December 31, 2004, the Company expected to pay in 2005, $76 of unfunded pension benefits and lump sum indemnities from operating cash flows.  As at September 30, 2005, $48 has been paid, and the Company expects to pay an additional $16 over the remainder of the year.  The lower contributions are principally due to the spin-off of Novelis.

18.   POST-RETIREMENT BENEFITS (cont'd)

Spin-off of Novelis

In 2005, the following transactions transpired related to existing Alcan pension plans covering Novelis employees:

a)   In the U.S., for Novelis employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan, Alcan agreed to recognize up to one year of additional service in its plan as long as such employee worked for Novelis and Novelis paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan).  Novelis decided that it will transfer in 2006 to a Novelis plan its share of pension assets and liabilities for past service for all active employees on December 31, 2005.

b)   In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to Novelis.  Employees who transferred from British Alcan Aluminium plc to Novelis continue to participate in the British Alcan Retirement Income Plan in 2005 and the contribution required to fund their additional service shall be paid by Novelis.  Novelis decided that it will transfer in 2006 to a Novelis plan its share of pension assets and liabilities (for active employees who elect such a transfer) for benefits accrued in the Alcan Plan through December 31, 2005.

c)   In Switzerland, employees who transferred from Alcan to Novelis continue to participate in the Alcan retirement schemes in 2005 and the contribution required to fund their additional service is being paid by Novelis.

d)   In Canada, Novelis decided that it will transfer in 2006 to a Novelis plan its share of pension assets and liabilities (for active employees who elect such a transfer) for credited service in the Alcan Plan through December 31, 2004.

The benefit obligation at December 31, 2004 of pension benefits and other benefits of $11,384 and $1,050, respectively included $550 and $115 of pension and other benefit obligations, respectively, that were transferred to Novelis on January 6, 2005, as part of the spin-off of Novelis described in note 5 - Spin-off of Rolled Products Businesses.  The market value of plan assets at December 31, 2004 of pension benefits of $8,468 included $290 that was transferred to Novelis.  In addition, certain entities of Novelis, prior to the spin-off, participated in defined benefit pension plans in Canada, the U.S., the U.K., and Switzerland managed by Alcan.  Included in the net periodic benefit cost for the third quarter and nine months ended September 30, 2004 are $(5) and $5 of pension and $2 and $6 of other benefits, respectively, related to Novelis.  The expected contribution of $206 to funded pension plans in 2005 included $14 to be paid by Novelis.  The expected payment of $76 of unfunded pension benefits and lump sum indemnities in 2005 included $7 to be paid by Novelis.

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

		September 30, 2005	December 31, 2004
Financial Instrument	Hedge	Fair Value	Fair Value
Forward exchange contracts	Future firm net operating cash flows	10	(62)
Forward exchange contracts	To swap intercompany foreign currency denominated loans to US$, € and CHF	(19)	(5)
Forward exchange contracts	To hedge € net equity investment	(34)	(167)
Forward exchange contracts	Future commitments (1)	2	5
Forward exchange contracts	To swap CAN$ commercial paper borrowings to US$	8	31
Currency options	Future US$ sales against € and £	(1)	15
Cross currency interest swap	To swap US$ third party borrowings to KRW	-	(8)
Cross currency interest swap	To swap € 21 million medium term notes to £14 million	1	2
Embedded derivatives		1	-

(1)   Mainly Australian dollar, principally for the expansion of the Gove alumina refinery in Australia.

Derivatives and Commodity Contracts - Aluminum

Depending on supply and market conditions, as well as for logistical reasons, the Company may sell primary metal to third parties and may purchase primary and secondary aluminum on the open market to meet its fabricated products requirements. In addition, the Company may hedge certain commitments arising from pricing arrangements with some of its customers as well as the effects of price fluctuations on inventories.  The Company may also hold for trading purposes physical metal purchase and sales contracts with third parties.

Through the use of forward purchase and sales contracts and options, the Company seeks to limit the negative impact of low metal prices.

	September 30, 2005	December 31, 2004
Financial Instrument
Forward contracts (principally forward sales contracts) and physical trading contracts
Maturing principally in years	2006 to 2007	2005 to 2006
Fair value	(35)	(104)
Forward fixed price sales agreements
Maturing principally in years	2005 to 2006	-
Fair value	(39)	-
Call options purchased
Maturing principally in years	2006 to 2007	2005
Fair value	9	36
Call options sold
Maturing principally in years	2006 to 2007	2005
Fair value	(9)	(10)
Embedded derivatives
Maturing principally in years	-	2005
Fair value	-	(10)

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

Reconciliation of U.S. and Canadian GAAP

Periods ended September 30

	Third Quarter, 2005				Third Quarter, 2004

	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Statement of Income

Sales and operating revenues

	4,887	(g)	1	4,888	6,184		-	6,184

Cost and expenses

Cost of sales and operating expenses	3,921	(a)	2	3,860	4,997	(a)	(2)	4,932
excluding depreciation and		(g)	(63)			(g)	(63)
amortization noted below
Depreciation and amortization	266	(f)	1	290	322	(f)	1	349
		(g)	23			(g)	26
Selling, administrative and general
expenses	331	(g)	1	332	398	(g)	1	399
Research and development expenses	66		-	66	54		-	54
Interest	92	(g)	4	96	73	(g)	4	77
Other expenses (income) - net	55	(a)	1	60	49	(a)	30	81
		(g)	4			(g)	2
	4,731		(27)	4,704	5,893		(1)	5,892
Income from continuing operations before
income taxes and other items	156		28	184	291		1	292
Income taxes	101	(a)	(1)	112	134	(a)	1	148
		(g)	16			(g)	13
		(h)	(4)
Income from continuing operations
before other items	55		17	72	157		(13)	144
Equity income (loss)	16	(g)	(16)	-	13	(g)	(17)	(4)
Minority interests	1		-	1	1		-	1
Income from continuing operations	72		1	73	171		(30)	141
Income (Loss) from discontinued operations	9		-	9	(4)		-	(4)

Net income

	81		1	82	167		(30)	137
Dividends on preference shares	2		-	2	1		-	1

Net income attributable to

common shareholders	79		1	80	166		(30)	136

(a)     Derivatives

(b)     Currency translation

(c)     Investments

(d)     Minimum pension liability

(e)     Deferred translation adjustments

(f)      Acquired in-process research and development

(g)     Joint ventures

(h)     Income taxes

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP

Periods ended September 30

	Nine Months, 2005				Nine Months, 2004

	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Statement of Income

Sales and operating revenues

	15,271	(g)	20	15,291	18,412	(g)	(20)	18,392

Cost and expenses

Cost of sales and operating expenses	12,141	(a)	10	11,987	14,887	(a)	(18)	14,678
excluding depreciation and		(g)	(164)			(g)	(191)
amortization noted below
Depreciation and amortization	806	(f)	3	880	982	(f)	3	1,064
		(g)	71			(g)	79
Selling, administrative and general
expenses	1,056	(g)	3	1,059	1,159	(g)	4	1,163
Research and development expenses	164	(g)	1	165	173		-	173
Interest	267	(g)	12	279	253	(g)	10	263
Other expenses (income) - net	152	(a)	2	133	100	(a)	28	132
		(g)	(21)			(g)	4
	14,586		(83)	14,503	17,554		(81)	17,473
Income from continuing operations before
income taxes and other items	685		103	788	858		61	919
Income taxes	269	(a)	(5)	306	300	(a)	5	335
		(f)	(1)			(f)	(1)
		(g)	47			(g)	31
		(h)	(4)
Income from continuing operations
before other items	416		66	482	558		26	584
Equity income	73	(g)	(71)	2	46	(g)	(43)	3
Minority interests	(1)		-	(1)	(14)		-	(14)
Income from continuing operations	488		(5)	483	590		(17)	573
Income from discontinued operations	2		-	2	14		-	14

Net income

	490		(5)	485	604		(17)	587
Dividends on preference shares	5		-	5	4		-	4

Net income attributable to

common shareholders	485		(5)	480	600		(17)	583

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Earnings Per Share - Canadian GAAP

	Third Quarter		Nine Months
Periods ended September 30	2005	2004	2005	2004
Earnings (Loss) Per Share
Basic:
Income from continuing operations	0.19	0.38	1.29	1.55
Income (Loss) from discontinued operations	0.02	(0.01)	0.01	0.03
Net income per common share - basic	0.21	0.37	1.30	1.58
Diluted:
Income from continuing operations	0.19	0.38	1.29	1.54
Income (Loss) from discontinued operations	0.02	(0.01)	0.01	0.03
Net income per common share - diluted	0.21	0.37	1.30	1.57

Consolidated Statement of Retained Earnings - Canadian GAAP

Nine months ended September 30	2005	2004

Retained earnings - beginning of period

	3,379	3,350

Net income	485	587
Spin-off of Novelis	(278)	-
Dividends
Common
	(222)	(223)
Preference
	(5)	(4)
Retained earnings - end of period	3,359	3,710

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	September 30, 2005				December 31, 2004
	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Balance Sheet

Current assets

Cash and time deposits	236	(g)	49	285	184	(g)	53	237
Trade receivables	2,490	(g)	34	2,524	3,247	(g)	(133)	3,114
Other receivables	925	(a)	17	985	936	(a)	103	1,113
		(g)	43			(g)	74
Deferred income taxes	125	(a)	(13)	112	214	(a)	(34)	180
Inventories	2,805	(g)	124	2,929	4,040	(g)	153	4,193
Current assets held for sale	176		-	176	791		-	791
Total current assets	6,757		254	7,011	9,412		216	9,628
Deferred charges and other assets	2,334	(a)	21	973	2,877	(a)	21	1,272
		(c)	(4)			(c)	(8)
		(g)	(1,378)			(g)	(1,618)
Deferred income taxes	964		-	964	870	(g)	3	873
Property, plant and equipment
Cost (excluding Construction work in
progress)	16,706	(g)	1,442	18,148	21,595	(g)	2,343	23,938
Construction work in progress	1,439	(g)	22	1,461	1,177	(g)	16	1,193
Accumulated depreciation	(7,097)	(g)	(638)	(7,735)	(9,478)	(g)	(1,180)	(10,658)
	11,048		826	11,874	13,294		1,179	14,473
Intangible assets, net of accumulated
amortization	884	(a)	4	774	1,230	(a)	4	1,105
		(d)	(242)			(d)	(253)
		(f)	44			(f)	46
		(g)	84			(g)	78
Goodwill	4,958	(g)	670	5,628	5,496	(g)	837	6,333
Long-term assets for sale	28		-	28	162		-	162

Total assets

	26,973		279	27,252	33,341		505	33,846

Current liabilities

Payables and accrued liabilities	4,386	(a)	(40)	4,344	5,843	(a)	(11)	5,896
		(g)	(2)			(g)	64
Short-term borrowings	284	(g)	25	309	2,486		-	2,486
Debt maturing within one year	841	(g)	114	955	569	(g)	81	650
Deferred income taxes	28	(g)	3	31	23	(a)	(2)	27
						(g)	6
Current liabilities of operations held for sale	75		-	75	335		-	335

Total current liabilities

	5,614		100	5,714	9,256		138	9,394
Debt not maturing within one year	5,503	(g)	110	5,613	6,345	(g)	198	6,543
Deferred credits and other liabilities	4,307	(a)	(10)	3,371	4,986	(a)	21	4,044
		(d)	(958)			(d)	(1,036)
		(g)	32			(g)	73
Deferred income taxes	1,349	(a)	27	1,765	1,543	(a)	9	2,005
		(d)	207			(d)	233
		(f)	16			(f)	16
		(g)	170			(g)	204
		(h)	(4)
Long-term liabilities of operations held
for sale	4		-	4	249		-	249
Minority interests	73	(a)	1	74	236		-	236

20.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) (cont'd)

Reconciliation of U.S. and Canadian GAAP (cont'd)

	September 30, 2005				December 31, 2004

	As reported	Ref.	Amount	Canadian GAAP	As reported	Ref.	Amount	Canadian GAAP

Shareholders' equity

Redeemable non-retractable
preference shares	160		-	160	160		-	160
Common shareholders' equity:
Common shares	6,110		-	6,110	6,670		-	6,670
Additional paid-in capital	695		-	695	112		-	112
Retained earnings	3,340	(a)	29	3,359	3,362	(a)	42	3,379
		(b)	(42)			(b)	(55)
		(f)	28			(f)	30
		(h)	4
Common shares held by a subsidiary	(31)		-	(31)	(35)		-	(35)
Deferred translation adjustments	-	(a)	(28)	418	-	(a)	(29)	1,089
		(b)	42			(b)	55
		(e)	404			(e)	1,063
Accumulated other comprehensive
income	(151)	(a)	50	-	457	(a)	64	-
		(c)	(4)			(c)	(8)
		(d)	509			(d)	550
		(e)	(404)			(e)	(1,063)
	9,963		588	10,551	10,566		649	11,215
	10,123		588	10,711	10,726		649	11,375
Total liabilities and shareholders' equity	26,973		279	27,252	33,341		505	33,846

21.   PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

22.   SUBSEQUENT EVENTS

On October 3, 2005, the Company announced that it had entered into preliminary discussions with a Valais-based consortium lead by Albert Bass over the potential sale of the Steg, Switzerland aluminum smelter.  Subject to the successful completion of the preliminary discussions, a definitive timeframe for the sale will be determined.

On October 7, 2005, the Company announced that it had reached an agreement in principle with Praxair Inc. for the sale of its high-purity activity at the Mercus processing mill in France (refer to note 3 - Discontinued Operations and Assets Held for Sale).  The transaction should be completed in the first quarter of 2006.

On October 13, 2005, the Company announced that it had begun discussions with its local stakeholders over a project regarding the definitive and progressive closure process of its Lannemezan, France, aluminum smelter.  The closure process is expected to begin by June 2006 and would be completed during the course of 2008, depending on economic and operational conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per share amounts, aluminum prices and as otherwise stated)

Prior period information has been retroactively adjusted to reflect the reclassification of certain businesses as discontinued operations. 2004 amounts in this report include Alcan's former rolled products business (Novelis), which was spun-off on January 6, 2005. This Management's Discussion and Analysis includes some measures for which no meaning is prescribed by generally accepted accounting principles (GAAP). Refer to the section ''Definitions'' for an explanation of these measures.

Overview

The Company reported third quarter income from continuing operations of $72 or $0.19 per common share versus $171 or $0.46 per common share a year earlier and $208 or $0.56 per share in the second quarter of 2005.  While the Company benefited from better pricing and sales mix across most businesses, increased ingot volumes and continued progress on synergy capture, income from continuing operations declined year-over-year due to a higher charge for Other Specified Items (OSIs), higher costs for energy and raw materials, the impact of the rolled products spin-off, the negative effects of the weaker U.S. dollar and unfavorable derivative mark-to-market impacts.  Income from continuing operations was lower than in the second quarter, reflecting lower aluminum prices and market premia, unfavourable derivative mark-to-market impacts, seasonality in downstream businesses, and unfavourable foreign currency balance sheet translation effects, partially offset by a lower charge for OSIs, the benefits of an improved sales mix upstream, higher ingot volumes and synergy capture.  The terms "Other Specified Items" and "Foreign Currency Balance Sheet Translation" are defined under "Definitions" at the end of Management's Discussion and Analysis (MD&A).

Income from continuing operations for the third quarter of 2005 included a primarily non-cash, after-tax loss of $115 or $0.31 per common share for the effects of foreign currency balance sheet translation, compared to an after-tax loss of $123 or $0.33 per common share in the year-ago quarter and an after-tax gain of $4 or $0.01 per common share in the second quarter of 2005. Also included in income from continuing operations for the third quarter were net after-tax costs for OSIs of $10 or $0.03 per common share.

	Third Quarter		Nine Months		Second Quarter
	2005	2004	2005	2004	2005

Included in income from continuing operations are:
Foreign currency balance sheet translation	(115)	(123)	(81)	(51)	4
Other Specified Items (OSIs)	(10)	24	(137)	(48)	(82)

Income from continuing operations	72	171	488	590	208
Income (Loss) from discontinued operations	9	(4)	2	14	(17)
Net income	81	167	490	604	191
Earnings per share ($ per share)
Income from continuing operations	0.19	0.46	1.30	1.60	0.56
Net income	0.21	0.45	1.31	1.63	0.52
Average number of shares outstanding (millions)	370.3	368.4	370.2	367.8	370.2
2004 amounts include Novelis but have been retroactively adjusted to reflect the reclassification of certain businesses as discontinued operations.

	Third Quarter		Nine Months		Second Quarter
	2005	2004	2005	2004	2005

Sales & operating revenues	4,887	6,184	15,271	18,412	5,206
Shipments (thousands of tonnes)
Ingot products*	801	471	2,269	1,463	744
Aluminum used in engineered products & packaging	311	364	974	1,124	336
Subtotal	1,112	835	3,243	2,587	1,080
Rolled products	-	740	-	2,120	-
Total aluminum volume	1,112	1,575	3,243	4,707	1,080
Ingot product realizations ($ per tonne)*	1,959	1,880	2,017	1,827	2,034
Average LME 3-month price ($ per tonne)	1,846	1,716	1,843	1,689	1,796
*Includes primary and secondary ingot and scrap aluminum. Realized prices generally lag LME price changes by one month.
2004 amounts include Novelis but have been retroactively adjusted to reflect the reclassification of certain businesses as discontinued operations.

Sales and operating revenues were $4.9 billion in the third quarter, down $1.3 billion from the year ago quarter mainly reflecting the impact of the spin-off of the rolled products business on 6 January 2005.  Compared to the second quarter of 2005, sales and operating revenues declined by $319 due to seasonally lower volumes in downstream businesses and lower ingot product realizations.

Total aluminum volume, at 1,112 thousand tonnes (kt), was down 463kt from a year earlier principally due to the spin-off of the rolled products business on 6 January 2005.  The significant year-over-year increase in ingot product shipments principally reflects third-party sales of ingot to Novelis that were previously classified as intercompany sales.  The sequential-quarter increase in ingot shipments mainly reflected successful efforts to reduce inventories.

The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one month lag plus a local market premium and any applicable product premium. In the third quarter, the average LME 3-month price with a one month lag was $1,811 per tonne, compared to $1,700 per tonne a year earlier and $1,868 per tonne in the second quarter of 2005.

The average realized price on sales of ingot products during the third quarter was $1,959 per tonne, up $79 per tonne from the year ago quarter but down $75 per tonne from the second quarter of 2005.  The year-over-year increase reflected the impact of higher LME prices partly offset by lower local market premia, while the sequential-quarter decline reflected the impact of lower prices and premia.

 Third Quarter

		Second Quarter

2005

	2004	2005

Other Specified Items (after-tax)

Synergy costs

(15)

	3	(33)
Restructuring charges

(10)

	(17)	(19)
Asset impairments

(1)

	-	(16)
Gains (losses) from non-routine sales of assets, businesses and investments

15

	5	(8)
Tax adjustments

4

	46	-
Novelis costs

-

	-	5
Purchase-accounting adjustments

-

	(11)	-
Other

(3)

	(2)	(11)

Other Specified Items

(10)

	24	(82)
2004 amounts include Novelis but have been retroactively adjusted to reflect the reclassification of certain businesses as discontinued operations.

The principal OSIs in the third quarter of 2005 included after-tax restructuring charges of $10 principally for the closure of the Sogerem fluorspar mining operations in France, after-tax costs of $15 related to the realization of Pechiney synergy benefits and a net after-tax gain of $15 for the sale of certain assets.   The principal items included in OSIs in the third quarter of 2004 were a deferred tax recovery of $46 related to further restructuring of Pechiney legal entities, after-tax restructuring charges of $17 mainly related to the closure of a rolled products facility in the United Kingdom and an after-tax charge of $11 for a purchase accounting adjustment related to inventory.  The principal items included in OSIs in the second quarter of 2005 were after-tax costs of $28 mainly related to the restructuring of certain Engineered Products facilities, principally in Europe, after-tax costs of $24 associated with the Pechiney synergy program and after-tax asset impairments of $16.

Income from continuing operations for the third quarter of 2005 included after-tax mark-to-market losses on derivatives of $0.04 per common share as compared to gains of $0.04 per common share a year ago and gains of $0.06 per common share in the second quarter of 2005.  Results for the third quarter of 2005 included non-cash pre-tax expenses of $4 for the stock options as compared to $3 in the year-ago quarter and $5 in the second quarter of 2005.

Net Income

In the third quarter of 2005, the copper trading business and certain non-core Engineered Products operations remained classified as discontinued operations. Collectively, discontinued operations recorded after-tax income of $9 in the third quarter compared to an after-tax loss of $4 in the year-ago quarter and an after-tax loss of $17 in the second quarter of 2005.   The results for the second quarter included a loss on the sale of Pechiney Électrométallurgie.  Following the end of the third quarter, the decision was taken to close the copper trading business during the fourth quarter of 2005.

Including results from discontinued operations, the Company reported net income of $81, or $0.21 per common share, compared to net income of $167 or $0.45 per common share a year earlier and net income of $191 or $0.52 per common share in the second quarter of 2005.

Synergies

Results for the third quarter included incremental pre-tax synergy benefits of about $62 over the year-ago quarter and $25 over the second quarter of 2005. The annualized synergy run-rate at the end of the third quarter of 2005 was $352.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	Third Quarter		Nine Months		Second Quarter
	2005	2004	2005	2004	2005
Business Group Profit (BGP)
Bauxite and Alumina	98	124	306	338	111
Primary Metal	364	353	1,220	1,167	425
Engineered Products	106	81	322	291	101
Packaging	157	163	488	499	177
Subtotal	725	721	2,336	2,295	814
Equity accounted joint venture eliminations	(61)	(54)	(212)	(159)	(77)
Change in fair market value of derivatives	(19)	10	11	(2)	33
Novelis entities	-	163	-	505	-
	645	840	2,135	2,639	770
Corporate Items
Intersegment, corporate offices and other	(131)	(154)	(377)	(546)	(161)
Depreciation & amortization	(266)	(322)	(806)	(982)	(268)
Interest	(92)	(73)	(267)	(253)	(90)
Income taxes	(101)	(134)	(269)	(300)	(70)
Equity income	16	13	73	46	28
Minority interests	1	1	(1)	(14)	(1)
Income from continuing operations	72	171	488	590	208
2004 amounts have been retroactively adjusted to reflect the reclassification of certain businesses as discontinued operations and the impact of the Novelis spin-off completed on January 6, 2005.

Bauxite and Alumina: BGP was $98 in the third quarter, which included $13 of OSIs related to the closure of the Sogerem operations in France. Excluding these OSIs, BGP was $111, unchanged from the second quarter but $13 lower than in the year-ago third quarter.  Year over year, the group's BGP benefited from higher LME-linked contract prices for alumina, but these were more than offset by the negative effects of higher input costs, most notably for energy, maritime freight and caustic soda, the stronger Australian and Canadian dollars and reduced production following the sale of Aluminium de Grèce in March 2005.  On a sequential quarter basis, the benefits of increased spot sales of alumina were offset by higher input costs and unfavourable balance sheet translation effects. For the fourth quarter, BGP is expected to be lower than the third-quarter level of $111 excluding OSIs, mainly due to higher raw material and energy costs.

Primary Metal: BGP for the third quarter was $364, an increase of $11 from the year-ago quarter.  Benefits from increased shipments, higher LME prices and an improved sales mix were largely offset by the impact of a weaker U.S. dollar, lower North American market premia and higher input costs, most notably energy and raw materials prices. On a sequential quarter basis, BGP declined by $61 as the benefits of higher shipments, an improved sales mix and lower operating costs were more than offset by reduced LME prices and market premia, on a one-month lag basis, and unfavourable balance sheet translation effects. Increased shipments in the third quarter were largely the result of successful efforts to reduce inventories from their levels at the end of the second quarter. For the fourth quarter, the expected benefit of higher average ingot price realizations will be partially offset by lower shipments and normal seasonal increases in operating costs, particularly for maintenance.

Engineered Products: BGP was $106 in the third quarter, which included OSIs of $8 largely for costs incurred in connection with the renewal of the Ravenswood labour contract. Excluding these OSIs, BGP was $114, which represented an increase of $33 or 41% from the year-ago third quarter.  The year-over-year increase reflected strong demand from aerospace and other key markets, improved pricing in the cable segment and synergy benefits from the Pechiney acquisition, which more than compensated for higher energy and raw material costs.  Excluding OSIs, BGP on a sequential quarter basis declined $17 or 13% due to normal seasonality in Europe.  BGP in the second quarter included OSIs of $30 for the costs of restructuring operations in Switzerland and Germany.  BGP for the fourth quarter is expected to be modestly below the third quarter level of $114, excluding OSIs, reflecting some softening in market conditions and seasonal maintenance spending.

Packaging: BGP was $157 in the third quarter, down $6 from the year-ago quarter. The group's BGP margin held steady at 11%, reflecting successful efforts in dealing with rising costs for key raw materials, most notably resins.  It is estimated that as of the end of the quarter the group has on average been able to fully pass through the sharp increase in resin costs that started in 2004.  Year over year, the impact of weak business conditions in Europe together with major raw material price increases across all businesses have been almost fully offset by volume growth in other geographic areas, aggressive price increases to recover higher raw material costs, excellent progress on synergy benefit capture and favorable currency movements. On a sequential quarter basis, BGP was down $20 or 11% due to normal seasonality, the impact of business disposals and unfavorable currency movements, which more than offset ongoing operational cost progress and benefits from synergy and restructuring activities.  BGP for the fourth quarter is expected to be lower than third quarter levels due to a further sharp increase in resin and energy costs following Hurricane Katrina, as well as normal seasonal volume patterns.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum. In the third quarter of 2005, the other expense category included OSIs of $6 pre-tax. Included in OSIs were pre-tax costs of $23 related to the realization of Pechiney synergy benefits, partially offset by a net pre-tax gain of $16 for the sale of certain assets.

Depreciation and amortization expenses, at $266, were $56 lower than in the year-ago quarter primarily reflecting the impact of the rolled products business spin-off.

Interest expense was $92 in the third quarter compared to $73 in the prior-year quarter. Last year's third quarter included purchase accounting adjustments that reduced interest expense by $13. Adjusting for this, the year-over-year increase in interest expense mainly reflects higher interest rates.

Investments in entities over which Alcan has significant influence but not control are accounted for using the equity method.  Equity income was $16 in the third quarter, $3 higher than in year-ago quarter but $12 lower than in the second quarter of 2005.  The sequential quarter decline mainly reflects the absence of mark-to-market gains on power-related derivatives at the Company's 50%-owned SORAL joint venture in Norway.

The Company's effective tax rate on income from continuing operations was 65% in the third quarter and 39% year to date.  The higher effective tax rate in the third quarter resulted from balance sheet translation losses due to the strengthening of the Canadian dollar.  In the second quarter, the effective tax rate was 28%, which reflected the impact of balance sheet translation gains.  Income tax expense for the third quarter of 2005 included benefits of $27 mainly for the finalization of tax provisions related to prior periods, of which $4 is included in OSIs.

Liquidity and Capital Resources

Operating Activities

Cash from operating activities in continuing operations was $697 in the third quarter of 2005 compared to $713 a year earlier and $242 in the second quarter of 2005. Year ago cash flow included contributions from Alcan's former rolled products business. Compared to the second quarter of 2005, the increase in cash from operating activities in continuing operations was due to lower working capital which reflected seasonal business patterns together with successful efforts to reduce inventory levels. After dividends of $59 and capital expenditures of $447, free cash flow from continuing operations was $191 for the third quarter of 2005. In the year-ago quarter, after dividends of $58 and capital expenditures of $272, free cash flow from continuing operations was $383. The year-over-year increase in capital spending was mainly due to the expansion of the Gove alumina refinery in Australia.  The term "Free cash flow" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Financing Activities

Debt as a percentage of invested capital as at September 30, 2005 was 39%, down from 40% at the end of the second quarter of 2005 and 45% at the end of the prior-year quarter.

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Debt as a Percentage of Invested Capital

	30 September		30 June
	2005	2004	2005

Debt

Short-term borrowings	284	1,024	339
Debt maturing within one year	841	544	854
Debt not maturing within one year	5,503	7,509	5,630
Debt of operations held for sale	1	9	1

Total debt

	6,629	9,086	6,824

Equity

Minority interests	73	206	91
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	9,963	10,588	9,969

Total equity

	10,196	10,954	10,220
Total invested capital	16,825	20,040	17,044
Debt as a percent of invested capital (%)	39%	45%	40%

Investment Activities

Capital expenditures during the third quarter of 2005 were $447 compared to $272 a year earlier. Capital expenditures were higher in the current year's quarter as a result of the spending on the Gove alumina refinery expansion. Capital expenditures for the Gove alumina refinery expansion were $256 for the quarter and $610 year to date. Due to the Gove expansion, capital expenditures for the full year are expected to be above depreciation expense.

Liquidity

Alcan has access to a $3 billion committed credit facility, which is used primarily to support Alcan's commercial paper programs.  As at the date of this report, November 9, 2005, Alcan has $1.2 billion of commercial paper outstanding, and as a result, the unused portion of the credit facility was $1.8 billion.  Based on the Company's forecasts, the Company believes that the cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets, as demonstrated by the $800 long term notes issuance in May 2005, provides any additional liquidity that may be required to meet unforeseen events.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees.  The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at September 30, 2005.  There are no material off-balance sheet arrangements other than the  receivables securitization program described in Note 13 to the Consolidated Financial Statements.

Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt (1)	6,344	841	42	1,382	4,079
Capital lease obligations	19	1	7	3	8
Operating leases	360	32	158	73	97
Purchase obligations	6,634	783	915	802	4,134
Unfunded pension plans (3)	2,170	63	128	131	1,848
Other post-employment benefits (3)	2,341	64	131	142	2,004
Funded pension plans (3) (4)	(4)	201	405	417	(4)
Guarantees (2)	183	63	120	-	-

Total

		2,048	1,906	2,950

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

Selected Annual Information

Selected unaudited financial data for each of the Company's three most recently completed financial years is as follows:
	31 December
	2004	2003	2002

Sales and operating revenues	24,948	13,850	12,483

Income from continuing operations	243	262	421

Net income (Loss)	258	64	(348)

Total assets	33,341	31,948	17,761

Total long-term debt	6,914	7,778	3,369
($ per common share)

Income from continuing operations per share - basic and diluted	0.64	0.79	1.29

Net income (Loss) per share - basic and diluted	0.69	0.18	(1.10)

Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q3-05	Q2-05	Q1-05	Q4-04	Q3-04	Q2-04	Q1-04	Q4-03

Sales and operating revenues	4,887	5,206	5,178	6,536	6,184	6,208	6,020	3,567

Income (Loss) from continuing operations	72	208	208	(347)	171	285	134	115

Net income (Loss)	81	191	218	(346)	167	331	106	96

($ per common share)

Income (Loss) from continuing operations per share - basic	0.19	0.56	0.56	(0.95)	0.46	0.77	0.36	0.36

Income (Loss) from continuing operations per share - diluted	0.19	0.56	0.56	(0.94)	0.46	0.77	0.36	0.36

Net income (Loss) per share - basic	0.21	0.52	0.58	(0.94)	0.45	0.89	0.29	0.30

Net income (Loss) per share - diluted	0.21	0.52	0.58	(0.94)	0.45	0.89	0.28	0.30

Commitments and Contingencies

The Company's commitments and contingencies are described in Note 15 to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method.  These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to Note 13 to the Consolidated Financial Statements in the most recent Annual Report on Form 10-K.

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

The Company's critical accounting policies are more fully described in Note 3 to the Consolidated Financial Statements and Management's Discussion and Analysis, contained in the most recent Annual Report on Form 10-K.

Comparison of Canadian and U.S. GAAP

A reconciliation of Alcan's Consolidated Statement of Income and Consolidated Balance Sheet between U.S. GAAP and Canadian GAAP is contained in Note 20 of the financial statements.  The impact of material differences is discussed below.

	Third Quarter		Third Quarter		Nine Months		Nine Months
GAAP	2005		2004		Sept. 30, 2005		Sept. 30, 2004
($ per common share)	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.	Cdn	U.S.
Income from continuing operations
per share - basic	0.19	0.19	0.38	0.46	1.29	1.30	1.55	1.60
Net income per share - basic	0.21	0.21	0.37	0.45	1.30	1.31	1.58	1.63

Net income per common share under Canadian GAAP was $0.21 and $1.30 compared to $0.21 and $1.31 under U.S. GAAP for the third quarter and nine months ended September 30, 2005, respectively.  The difference relates principally to accounting for derivatives and income taxes. For the third quarter and nine months ended September 30, 2004, net income per common share under Canadian GAAP was $0.37 and $1.58, respectively, compared to $0.45 and $1.63, respectively, under U.S. GAAP.  The principal reason for the difference was derivatives.  The differences in net income had no material impact on the discussion of results of operations for the periods presented.

Joint Ventures

The major difference between U.S. GAAP and Canadian GAAP relates to the accounting for joint ventures.  Under U.S. GAAP, joint ventures, other than those over which Alcan has an undivided interest in the assets, are accounted for using the equity method while under Canadian GAAP, joint ventures are accounted for using the proportionate consolidation method.  This different accounting treatment affects only the display and classification of financial statement items and has no impact on net income or shareholders' equity.    This difference had no material impact on the discussion of the results of operations.   The major impact of the difference in accounting treatment on the balance sheet was to increase operating working capital from continuing operations at September 30, 2005 by $203 ($30 at December 31, 2004) under Canadian GAAP compared to U.S. GAAP.  Under Canadian GAAP, net property, plant and equipment at September 30, 2005 was $826 higher than under U.S. GAAP ($1,179 at December 31, 2004). Under Canadian GAAP, goodwill was higher by $670 at September 30, 2005 ($837 at December 31, 2004).  Under Canadian GAAP, deferred charges and other assets (which include investments accounted for under the equity method) were $1,378 lower ($1,618 at December 31, 2004) as compared to U.S. GAAP.

Debt as a percentage of invested capital as at September 30, 2005 and December 31, 2004 was the same under Canadian GAAP as under U.S. GAAP.  For the third quarter and nine months ended September 30, 2005, interest expense under Canadian GAAP was higher than under U.S. GAAP by $4 and $12, respectively (2004:  $4 and $10).

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

The impact of the different accounting treatments for derivatives was to decrease net income under Canadian GAAP by $2 and $7, respectively, for the third quarter and nine months ended September 30, 2005 (decrease of $29 and $15, respectively, to net income for the third quarter and nine months ended September 30, 2004).  This difference had no material impact on the discussion of results for the periods presented.

In addition, because Canadian GAAP does not have the concept of Other Comprehensive Income, certain amounts related to cash flow hedges classified in shareholders' equity on the balance sheet under U.S. GAAP were reclassified to various asset and liability accounts under Canadian GAAP.

Minimum Pension Liability

Canadian GAAP does not require the recognition of a minimum pension liability if the accumulated benefit obligation exceeds the market value of the plan assets.   This difference had no impact on net income but did result in shareholders' equity under Canadian GAAP being higher by $509 at September 30, 2005 ($550 at December 31, 2004).  At September 30, 2005, total assets were lower by $242 ($253 at December 31, 2004) and total pension liabilities were lower by $958 ($1,036 at December 31, 2004) under Canadian GAAP.

Cautionary Statement

Statements made in this quarterly report which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws, which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "estimates", "anticipates" or the negative thereof or other variations thereon.  All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, expenditures and financial results are forward-looking statements. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Important factors which could cause such differences include: global supply and demand conditions for aluminum and other products; aluminum ingot prices and changes in raw materials' costs and availability; changes in the relative value of various currencies; cyclical demand and pricing within the principal markets for the Company's products; changes in government regulations, particularly those affecting environmental, health or safety compliance; fluctuations in the supply of and for power in the areas in which the Company maintains product facilities; the consequences of transferring most of the aluminum rolled products businesses operated by the Company to Novelis Inc.; potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration of Pechiney; major changes in technology that affect the Company's competitiveness; the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives; changes in prevailing interest rates and equity market returns related to pension plan investments; potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war; the effect of international trade disputes on the Company's ability to import materials, export its products and compete internationally; economic developments; relationships with and financial and operating conditions of customers and suppliers; the effects of integrating acquired businesses and the ability to attain expected benefits; other factors within the countries in which the Company operates or sells its products and; other factors relating to the Company's ongoing operations including, but not limited to, litigation, labour negotiations and fiscal regimes.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Definitions

"$" all amounts are in U.S. dollars.

"Business Group Profit" (BGP) comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, pension actuarial gains and losses and other adjustments, as well as certain OSIs (definition below) including restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  Financial information for individual business groups includes the results of certain joint ventures and other investments accounted for using the equity method on a proportionately consolidated basis, which is consistent with the way the business groups are managed.  However, the BGP of these joint ventures and equity-accounted investments is removed from total BGP for the Company and the net after-tax results are reported as equity income.  The change in the fair market value of derivatives has been removed from individual business group results and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.

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

"Derivatives" including forward contracts, swaps and options are financial instruments used by the Company to manage the specific risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices.  Mark-to-market gains and losses on derivatives will be offset over time by gains and losses on the underlying exposures.

"Foreign currency balance sheet translation" effects largely arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into U.S. dollars for reporting purposes.   Although these effects are primarily non-cash in nature, they can have a significant impact on the Company's net income.

"Free cash flow from continuing operations" consists of cash from operating activities in continuing operations less capital expenditures and dividends.  Management believes that free cash flow, for which there is no comparable GAAP measure, is relevant to investors as it provides an indication of the cash generated internally that is available for investment opportunities and debt service.

"GAAP" refers to Generally Accepted Accounting Principles.

"Other Specified Items" (OSIs) include, for example: restructuring and synergy charges; asset impairment charges; gains and losses on non-routine sales of assets, businesses or investments; unusual gains and losses from legal claims and environmental matters; gains and losses on the redemption of debt; income tax reassessments related to prior years and the effects of changes in income tax rates; and other items that, in Alcan's view, do not typify normal operating activities.

"Synergy run-rate" is the annualized rate of savings resulting from actions taken to date under the Pechiney synergy program.

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

The number of common shares outstanding as at November 8, 2005 is 370,691,124.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow.  See risk factors on page 4 of the Company's annual report on Form 10-K for the year ended December 31, 2004.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at September 30, 2005 net of its invested surplus cash and time deposits at September 30, 2005 would be to reduce net income for a 12-month period by $3.  The fixed rate debt will be held to maturity and the Company does not intend to refinance its fixed rate debt prior to maturity.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies on page 61 of the Company's most recent annual report.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at September 30, 2005.

							2010	Total
							and	Nominal	Fair
(In US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value

FORWARD CONTRACTS
To purchase USD against the foreign currency

GBP	Nominal amount	17	6	-	-	-	-	23	-
	Average contract rate	0.562	0.571	-	-	-	-

CHF	Nominal amount	7	26	-	-	-	-	33	1
	Average contract rate	1.220	1.233	-	-	-	-

JPY	Nominal amount	3	3	-	-	-	-	6	-
	Average contract rate	111.5	108.9	-	-	-	-

MXN	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	10.91	-	-	-	-	-

To sell USD against the foreign currency

GBP	Nominal amount	59	3	-	-	-	-	62	(1)
	Average contract rate	0.560	0.540	-	-	-	-

CHF	Nominal amount	4	1	-	-	-	-	5	-
	Average contract rate	1.231	1.313	-	-	-	-

AUD	Nominal amount	94	156	-	-	-	-	250	2
	Average contract rate	1.338	1.332	-	-	-	-

ISK	Nominal amount	12	-	-	-	-	-	12	-
	Average contract rate	63.01	-	-	-	-	-

Other	Nominal amount	2	-	-	-	-	-	2	-

To sell EUR against the foreign currency

USD	Nominal amount	206	1,295	24	12	1	3	1,541	(28)
	Average contract rate	1.245	1.200	1.223	1.113	1.333	1.367

							2010	Total
							and	Nominal	Fair
(In US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value

GBP	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.693	-	-	-	-	-

CHF	Nominal amount	13	25	2	1	-	-	41	(1)
	Average contract rate	1.527	1.504	1.522	1.513	-	-

CAD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.628	-	-	-	-	-

ZAR	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	8.177	8.043	-	-	-	-

To buy EUR against the foreign currency

USD	Nominal amount	181	64	20	-	-	-	265	6
	Average contract rate	1.211	1.101	1.201	-	-	-

GBP	Nominal amount	17	26	1	-	-	-	44	-
	Average contract rate	0.695	0.697	0.694	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.515	-	-	-	-	-

AUD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.693	-	-	-	-	-

JPY	Nominal amount	2	1	-	-	-	-	3	-
	Average contract rate	132.7	135.2	-	-	-	-

CAD	Nominal amount	2	4	2	-	-	-	8	-
	Average contract rate	1.592	1.490	1.525	-	-	-

SEK	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	9.399	-	-	-	-	-

To buy CHF against the foreign currency

AUD	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	1.107	1.087	-	-	-	-

JPY	Nominal amount	5	2	-	-	-	-	7	-
	Average contract rate	88.26	87.27	-	-	-	-

DKK	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	4.857	4.847	-	-	-	-

To sell CHF against the foreign currency

Other	Nominal amount	2	-	-	-	-	-	2	-

OPTIONS

To buy USD against the foreign currency

EUR	Nominal amount	22	18	-	-	-	-	40	-
	Average contract rate	0.800	0.800	-	-	-	-

							2010	Total
							and	Nominal	Fair
(In US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value

To sell USD against the foreign currency

EUR	Nominal amount	9	137	20	-	-	-	166	(1)
	Average contract rate	1.028	0.759	0.758	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.  Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited.  For accounting policies relating to currency contracts, see note 3 - Summary of Significant Accounting Policies on page 61 of the Company's most recent annual report.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at September 30, 2005 would be to increase net income over the period ending December 31, 2007 by approximately $108 ($29 in 2005, $45 in 2006 and $34 in 2007).  These results reflect a 10% reduction from the September 30, 2005, three-month LME aluminum closing price of $1,851 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at September 30, 2005.  The Company's aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal.  Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales being hedged.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 25,000 tonnes, which is marked-to-market.

Item 4.   Controls and Procedures

a)           Evaluation of Disclosure Controls and Procedures

As at September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

b)            Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management's assessment of the effectiveness of the Company's internal control over financial reporting in the Company's Annual Report on Form 10-K for 2005.

In the third quarter of 2005, the Company completed the integration of the financial reporting and other accounting activities of entities in the former Pechiney group into the company's existing financial consolidation.

PART II.  OTHER INFORMATION

Items 1., 3., 4. and 5.

The registrant has nothing to report under these items.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

As of January 1, 2004, the Company's subsidiary, Alcan Packaging Puerto Rico, Inc., added to its Thrift and Deferred Compensation Plan (the "Plan") an investment option that enables participants in the Plan to purchase units in a fund that invests in the Company's common shares.  Share purchases by the Plan in respect of this investment option from January 1, 2005 to September 29, 2005 totalled approximately 540 common shares, purchased at an average price of $35.13.  Share purchases were effected on the open market and the Company did not receive any proceeds from the sales.  A registration statement with respect to the Plan was filed on September 30, 2005.

Item 6.      Exhibits

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

Dated: 9 November 2005

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