Form 10-K
period 2005-12-31
ALCAN INC
filed 2006-03-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[ X ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended 31 December 2005 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-3677

Alcan Inc.

Incorporated in:	I.R.S. Employer Identification No.:
Canada	Not applicable

1188 Sherbrooke Street West,
Montreal, Quebec, Canada H3A 3G2	Telephone: (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without nominal or par value	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

4 7/8% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ___.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ___ No X .

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes  X   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer X Accelerated filer ___ Non-accelerated filer ___
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X .

The aggregate market value of the voting stock held by non-affiliates:	USD 11,107 million, as at 30 June 2005.

Common Stock of Registrant outstanding:	373,693,379 Common Shares, as at 27 February 2006.

Documents incorporated by reference:

Portions of the Proxy Circular for the Annual Meeting to be held on 27 April 2006 are incorporated by reference in Part III of this Form 10-K and portions of the Financial Statements and Management's Discussion and Analysis are incorporated by reference in Parts I and II of this Form 10-K.

INDEX TO ALCAN INC.

2005 ANNUAL REPORT ON FORM 10-K

Page

PART I

Item 1	Business	6
	Overview of Operating Segments	6
	History / Recent Developments	6
	Alcan Business Groups	8
	Bauxite and Alumina	8
	Primary Metal	12
	Engineered Products	16
	Packaging	19
	Information by Geographic Areas	21
	Research and Development	21
	Environment, Health and Safety / Alcan Integrated Management System	22
	Employees	22
	Patents, Licenses and Trademarks	23
	Competition and Government Regulations	23
Item 1A	Risk Factors	24
Item 1B	Unresolved Staff Comments	27
Item 2	Properties	27
Item 3	Legal Proceedings	28
	Environmental Matters	28
Item 4	Submission of Matters to a Vote of Security Holders	30

PART II
Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6	Selected Financial Data	32
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	33
Item 8	Financial Statements and Supplementary Data	38
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A	Controls and Procedures	38
Item 9B	Other Information	39

PART III
Item 10	Directors and Executive Officers of the Registrant	40
Item 11	Executive Compensation	45
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 13	Certain Relationships and Related Transactions	47
Item 14	Principal Accountant Fees and Services	47

PART IV
Item 15	Exhibits and Financial Statement Schedules	48
Signatures		52

In this report, unless the context otherwise requires, the following definitions apply:

"Alcan", "Company", "Registrant" or the "Issuer" means Alcan Inc. and, where applicable, one or more Subsidiaries,

"Annual Report" means Alcan's annual report to Shareholders for the year ended 31 December 2005,

"Business Group" refers to each of Alcan's business groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging,

"Board" or "Board of Directors" means the board of directors of Alcan,

"Director" means a director of Alcan,

"Dollars" or "$" means U.S. Dollars, unless otherwise specified,

"Executive Officers" means the President and Chief Executive Officer, the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Treasurer, the Controller and the Corporate Secretary of Alcan,

"Financial Statements" means Alcan's consolidated financial statements for the year ended 31 December 2005, filed herewith under exhibit 99.3,

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

"Management's Discussion and Analysis" means Alcan's management's discussion and analysis of financial condition and results of operations for the year ended 31 December 2005, filed herewith under exhibit 99.2,

"Novelis" means Novelis Inc., a corporation incorporated under the Canada Business Corporations Act and formed to acquire, pursuant to the Novelis Spin-off, the businesses contributed by Alcan,

"Novelis Spin-off" means the transfer to Novelis of substantially all of the aluminum rolled products businesses held by Alcan prior to the Pechiney Combination and Novelis becoming an independent publicly-traded company on 6 January 2005,

"Proxy Circular" means the management proxy circular prepared in connection with Alcan's Annual Meeting of Shareholders to be held on 27 April 2006, and any adjournment thereof, filed herewith under exhibit 99.1,

"Pechiney" means Pechiney, a French société anonyme, a Subsidiary of the Company following the Pechiney Combination,

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

"U.S. GAAP" means U.S. generally accepted accounting principles.

Unless otherwise expressly indicated, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form 10-K report is incorporated by reference to the Financial Statements, to the Management's Discussion and Analysis and to the Proxy Circular, each of which is filed herewith as an exhibit to this report. Such information is specifically identified herein, including by the reference "See Financial Statements", ''See Management's Discussion and Analysis'' or "See Proxy Circular". With the exception of information specifically incorporated by reference from the Proxy Circular, such Proxy Circular is not to be deemed filed as part of this Form 10-K report. Information incorporated by reference is considered to be part of this report, and information in reports filed later with the Securities and Exchange Commission ("SEC") will automatically update and supersede this information.

Information contained in or otherwise accessed through the Company's website, or any other website referred to in this Form 10-K report, does not form part of this Form 10-K report and any website addresses contained herein are inactive textual references only.

Special Note Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this report are forward-looking statements within the meaning of securities legislation, in particular the United States Private Securities Litigation Reform Act of 1995. Terms such as "believes", "expects", "may", "will", "could", "should", "anticipates", "estimates", "intends" and "plans" and the negatives of and variations on terms such as these signify forward-looking statements. All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, expenditures and financial results are forward-looking statements. Because these forward-looking statements include risks and uncertainties, readers are cautioned that actual results may differ materially from the results expressed in or implied by the statements.

The following factors, among others, could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements:

  changes in global supply and demand conditions for aluminum and other products;

  changes in aluminum ingot prices;

  changes in raw material costs and availability;

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

  potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration or disposition of businesses;

  major changes in technology that affect Alcan's competitiveness;

  the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives;

  changes in prevailing interest rates and equity market returns related to pension plan investments, which may result in Alcan being required to make larger than expected pension plan contributions;

  potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war;

  the effect of international trade disputes on Alcan's ability to import materials, export its products and compete internationally;

  relationships with, and financial and operating conditions of, customers and suppliers;

  economic, regulatory and political factors within the countries in which Alcan operates or sells products; and

  other factors affecting Alcan's operations, including without limitation, litigation, labour relations and negotiations and changes in fiscal regimes.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under Item 1A of this report and the heading "Risks and Uncertainties" in Management's Discussion and Analysis. The text under the named heading of Management's Discussion and Analysis is incorporated herein by reference.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Alcan files annual, quarterly and special reports and other information with the SEC. Any document so filed can be viewed at the SEC's public reference room at 100 F Street, N. E., Washington, D. C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC's website at www.sec.gov. Such documents, and amendments thereto, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are also available, as soon as reasonably practicable, after Alcan has electronically filed such materials, through its website at www.alcan.com. Alcan's website also includes the Charters of its Board of Directors and of its four Committees of the Board of Directors: the Corporate Governance, the Audit, the Human Resources and the Environment, Health & Safety Committees, as well as its Worldwide Code of Employee and Business Conduct, available in 13 languages.

PART I

ITEM 1 BUSINESS

Alcan is the parent company of an international group involved in many aspects of the aluminum, engineered products and packaging industries. Through Subsidiaries, Joint Ventures and Related Companies around the world, the activities of Alcan include bauxite mining, alumina refining, production of specialty alumina, aluminum smelting, manufacturing and recycling, engineered products, flexible and specialty packaging, as well as related research and development.

On 31 December 2005, Alcan employed approximately 65,000 people in 58 countries.

A.          OVERVIEW OF OPERATING SEGMENTS

The Company operates through four Business Groups, each responsible for the different business units of which they are comprised. The operating segments include the Company's proportionate share of Joint Ventures (including Joint Ventures accounted for using the equity method), as they are managed within each operating segment. The operating segments of the Company are:

1.1       Bauxite and Alumina, headquartered in Montreal, Canada, this Business Group comprises Alcan's worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning, operating or having interests in six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries and providing engineering and technology services;

1.2       Primary Metal, also headquartered in Montreal, this Business Group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries, power facilities in four countries and 11 technology and equipment sales centres and engineering operations in nine countries;

1.3       Engineered Products, headquartered in Paris, France, this Business Group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 52 plants located in 11 countries. Also part of this Business Group are 33 service centres in 11 countries and 33 sales offices in 29 countries; and

1.4        Packaging, also headquartered in Paris, this Business Group consists of Alcan's worldwide food, pharmaceutical and medical, beauty and personal care, and tobacco packaging businesses operating 150 plants in 30 countries. This Business Group produces packaging from a number of different materials, including plastics, aluminum, paper, paperboard, glass and steel.

B.         HISTORY / RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada, to establish a smelter and hydroelectric power facility in Shawinigan, Quebec. In 1928, Alcan became an independently-traded company. During the Second World War, substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the post-war period, Alcan expanded internationally and invested in fabricating activities. Alcan continued its international expansion with the acquisitions of Alusuisse Group Ltd. in 2000 and Pechiney in 2003, both of which significantly increased the Company's presence in the packaging industry.

1.                   Alcan's Recent Developments

In the past year, Alcan reported the major events related to its business and corporate governance described below.

On 6 January 2005, pursuant to a plan of arrangement under the Canada Business Corporations Act, the Company transferred to Novelis substantially all of the aluminum rolled products businesses that it held prior to the Pechiney Combination, as well as certain alumina and primary metal-related businesses in Brazil and four former Pechiney rolling facilities in Europe, and distributed the shares of Novelis, which became a publicly-traded company, to Alcan Shareholders. Detailed information on the Novelis Spin-off can be found on pages 10 through 13 of Alcan's Annual Report on Form 10-K for the year ended 31 December 2004.

On 11 January 2005, the Company announced it would build two new packaging plants in Russia with an investment of $55 million.

On 3 February 2005, the Company announced the appointment of Mr. Michael Hanley as Executive Vice President ("EVP") of the Company.

On 15 March 2005, the Company announced that it had completed the sale of its controlling interest in Aluminium de Grèce SAIC to Mytilineos Holdings SA and certain affiliated companies. An agreement on the sale was announced in December 2004, and its completion followed the approval by the Greek Competition Commission and the Greek Ministry of Development.

On 28 April 2005, the Company announced the appointment of Ms. Jacynthe Côté as Senior Vice President ("SVP") of Alcan, and President and Chief Executive Officer of Alcan's Bauxite and Alumina Business Group.

On 2 May 2005, the Company announced that, following the approval of Polish and German anti-trust authorities, it had completed the acquisition of assets of Parkside International's flexible food packaging plant in Zlotow (Poland) pursuant to an agreement originally reached in March 2005.

On 26 May 2005, the Company announced its intention to issue $500 million of 5.00% notes due in 2015 and $300 million of 5.75% notes due in 2035. Alcan used the net proceeds of these offerings, which closed on 31 May 2005, to repay outstanding commercial paper debt.

On 1 June 2005, the Company announced that it had completed the sale of its ferroalloys division, Pechiney Électrométallurgie, to Ferroatlántica, S.L., a leading European ferroalloys manufacturer and independent electrical power producer based in Spain.

On 8 July 2005, the Company announced the acquisition of PreWired Systems LLC of Pacoima (California, U.S.), a business specialized in manufactured wiring systems for the electrical industry.

On 21 July 2005, the Company announced an investment of $42.6 million in the construction of a new packaging facility in Reidsville Industrial Park (North Carolina, U.S.).  The new plant will produce printed packaging, including folding cartons and labels, for key customers in Alcan Packaging's global tobacco business. The announcement followed the Company's May 2005 signing of an exclusive supply agreement with R.J. Reynolds Tobacco Company for selected printed tobacco packaging, including folding cartons and labels.

On 20 September 2005, the Company announced that Aluminerie Alouette Inc. ("Alouette"), in which the Company holds a 40% stake, had completed the Alouette smelter's CAN$1.45 billion expansion project on budget and ahead of schedule. The expansion more than doubled Alouette's annual current production from 245 kilotonnes to 550 kilotonnes, confirming its status as the Americas' largest aluminum smelter.

On 28 September 2005, the Company announced that it planned to invest $35 million in a new aluminum extrusion plant in Slovakia to produce profiles mostly for the building and construction sectors in Eastern Europe. The new facility is to have two aluminum extrusion press lines, and will be part of Alcan Extruded Products, a unit of the Company's Engineered Products Business Group.

On 29 September 2005, the Company announced updated long-term targets for Alcan as a whole and for each of its four Business Groups. The corporate targets included: (i) 15% annual growth in operating earnings per share; (ii) $2 billion minimum annual cash from operations in 2006 and onward; (iii) return on capital employed sufficient to cover its cost of capital by 2008; and (iv) debt-to-total capital ratio of approximately 35%. Specific targets for 2009 and action plans to achieve such targets were also identified for each of the Company's four Business Groups. For the upstream businesses, these included achieving first quartile status on the global cost curve for 50% of the Bauxite and Alumina Business Group's production and for 55% of the Primary Metal Business Group's production. For the downstream businesses, the targets included improving business group profit margins on revenues to 10% for the Engineered Products Business Group and 15% for the Packaging Business Group. The targets reflected Alcan's then-current business plans, economic outlook, and forward rates for aluminum and currencies at that time.

On 13 October 2005, the Company announced that it had begun discussions with local stakeholders over the progressive closure of the Company's aluminum smelter in Lannemezan (France). The closure process is expected to begin by June 2006 and be completed in 2008.

On 19 October 2005, the Company announced that its Board of Directors had chosen Mr. Richard B. Evans, EVP, to succeed Mr. Travis Engen as the Company's President and Chief Executive Officer ("CEO"). Mr. Engen had informed the Board of his intention to retire when his contract ends in March 2006. To facilitate the transition, Mr. Evans was appointed Chief Operating Officer ("COO") and was elected to the Board as a Director. In addition, Mr. Michael Hanley, EVP and interim Chief Financial Officer ("CFO"), was appointed Alcan's CFO following previous-CFO Geoffery Merszei's departure in mid-May 2005.

On 19 October 2005, Alcan Corporation, a wholly-owned Subsidiary, established a $2 billion U.S. commercial paper program. Alcan acted as guarantor to Alcan Corporation.

On 26 October 2005, the Company announced that it had signed a letter of intent with the Government of Cameroon for the potential upgrade and expansion of their Joint Venture Alucam primary aluminum smelter to an approximate 260-kilotonne per year capacity, and for the construction of a new hydroelectric power station at a total estimated cost of $900 million. The Government of Cameroon and Alcan each own 46.7% of Alucam. Alcan plans to complete all the necessary technical studies to assess the scope of the project and is expected to make a decision on whether to proceed during the course of 2006.

On 22 November 2005, the Company announced that it and Alcoa World Alumina LLC signed a basic agreement with the Government of Guinea that sets forth the framework for development of a 1.5-million tonne per year alumina refinery in Guinea, with further expansion potential. Following the completion of feasibility studies, the parties are to decide whether to proceed with the investment.

On 12 December 2005, the Company announced that, together with Oman Oil Company SAOC and the Abu Dhabi Water and Electricity Authority, it would proceed with the construction of a $1.7 billion primary aluminum smelter in Sohar (Oman). Alcan will hold a 20% stake in the 350-kilotonne per year smelter, which is expected to begin production in the second quarter of 2008.

On 21 December 2005, the Company announced that it would proceed with an investment of approximately $129 million for its participation in the 2.1-million tonne per year expansion of the Alumar consortium alumina refinery in São Luís (Brazil). The expanded refinery, in which Alcan will continue to hold a 10% stake, would have a total capacity of approximately 3.5-million tonnes per year once completed.

On 3 January 2006, the Company announced that Alcan Packaging Mexico, S.A. de C.V., a wholly-owned Subsidiary, had acquired the packaging assets and business of Recubrimientos y Laminaciones de Papel, S.A. de C.V. of Monterrey (Mexico). The asset purchase includes a plant in Monterrey (Nuevo Leòn).

On 4 January 2006, the Company announced that it had signed an agreement in principle for the sale of its Froges (France) rolling mill to Industrie Laminazione Alluminio S.p.A., an Italian company that provides aluminum solutions for the packaging and building markets. The transaction is expected to be completed in the first quarter of 2006.

On 12 January 2006, the Company announced that it would begin the closure process of its 44-kilotonne per year aluminum smelter in Steg (Switzerland).

On 18 January 2006, the Company announced the appointment of Mr. Gwyn Morgan to its Board of Directors.

On 27 February 2006, the Company announced that it had reached an agreement to sell selected assets of its North American Packaging Plastic Bottle business to Ball Corporation for $180 million. The sale, which is subject to compliance with U.S. antitrust law, is to include operations in Batavia (Illinois), Bellevue (Ohio) and Newark (California, U.S.) and Brampton (Ontario, Canada).

C.         ALCAN BUSINESS GROUPS

Alcan has four Business Groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging.

1.         Bauxite and Alumina

A recognized leader and supplier of alumina refinery technology, the Bauxite and Alumina Business Group comprises all Alcan bauxite mines and deposits, smelter‑grade alumina refineries and specialty aluminas plants.

1.1        Products and Services / Business Units

1.1.1     Bauxite: Aluminum is one of the most abundant metals in the earth's crust but is never naturally found in its pure form. Bauxite is the basic aluminum-bearing ore, mostly found in tropical and sub-tropical regions of the world. The bauxite mines send their output to supply the alumina plants.

1.1.2     Smelter-Grade Alumina: Alumina (aluminum oxide) is produced by a chemical process. Crushed bauxite is mixed with caustic soda under pressure at high temperatures to create sodium aluminate. Seeded with pure alumina trihydrate, the sodium aluminate is agitated and, through precipitation, the caustic soda is separated and re-used. The resulting product is heated to extract water and becomes calcined alumina. Depending upon quality, between four and five tonnes of bauxite are required to produce approximately two tonnes of alumina.

1.1.3     Specialty Alumina: Alcan produces specialty aluminas including products for a wide array of applications such as fire retardant products, refractory bricks, zeolite, alum, solid surface products, absorbents and ceramics.

1.1.4     Services: Alcan generates additional revenues through the sale of engineering, technology and other services relating to bauxite and alumina to both internal customers and third parties.

In 2005, Alcan used 11.8 million tonnes of bauxite to produce 5 million tonnes of smelter-grade alumina, which were either transferred to its current smelting operations through swap agreements or direct intersegment sales, or sold to third parties. The balance of the smelter requirements, 1.3 million tonnes, was purchased from third parties. Alcan also produced and sold 700 kilotonnes of specialty aluminas to third parties.

In 2005, the Bauxite and Alumina Business Group had third party sales and operating revenues of approximately $1.5 billion, representing approximately 7% of Alcan's 2005 sales and revenues.

For further information concerning the Bauxite and Alumina Business Group's sales to third parties, business group profit, working capital, total assets and the percentage of Alcan's total revenue contributed by the Bauxite and Alumina Business Group, see Note 35 to the Financial Statements, prepared in accordance with U.S. GAAP, as well as Management's Discussion and Analysis-Bauxite and Alumina.

1.2        Production / Facilities

1.2.1     Canada: Alcan owns the Vaudreuil alumina facility at Jonquière, Quebec. Bauxite required for its operation is obtained from Brazil, Guinea and Australia (see below). Alumina and specialty alumina produced at Vaudreuil supply, in part, the smelters in Quebec and are also sold in specialty alumina markets in the U.S. and Canada. Alcan also operates the Brockville specialty alumina plant in Ontario.

1.2.2    Australia: Alcan owns the Gove bauxite refinery and mine in Australia's Northern Territory. In 2005, the amount of bauxite mined at Gove was 5.8 million tonnes and the refinery produced 1.9 million tonnes of smelter-grade alumina, which was used at the Kitimat (British Columbia, Canada), ISAL (Iceland), Sebree (Kentucky, U.S.) and Quebec smelters and was sold to third parties. In 2004, the Company announced the expansion of the Gove refinery to increase alumina capacity to 3.8 million tonnes per year. Alcan owns, directly and indirectly, 41.39% of Queensland Alumina Ltd. ("QAL"), which operates a 4.0-million tonne alumina plant at Gladstone (Queensland, Australia). Each participant in that plant supplies bauxite for toll conversion. All of Alcan's bauxite processed by QAL is purchased from Comalco Limited ("Comalco") in Australia under a long-term agreement. Alcan's share of production from QAL (1.6-million tonnes) is used to supply third parties. Alcan and Comalco have an agreement providing for the future development of Alcan's Ely bauxite mine in Cape York, Queensland, with Comalco's adjacent operations.

1.2.3    Brazil: Alcan purchased approximately 2.1 million tonnes of bauxite in 2005 from Mineração Rio do Norte S.A. ("MRN"), a company in which Alcan holds a 12.5% interest. MRN's Porto Trombetas mine in the Amazon region has an operating capacity of approximately 16.7 million tonnes per year. Bauxite purchased from MRN is processed at the Vaudreuil (Quebec, Canada) plant (see above) and at the Alumar alumina refinery in São Luis (Brazil) which has an annual capacity of about 1.4 million tonnes; Alcan owns a 10% interest in Consorcio de Alumínio do Maranhão, the legal entity operating the Alumar alumina refinery. On 21 December 2005, Alcan announced that it would proceed with an investment of approximately $129 million for its participation in the 2.1-million tonne per year expansion of the Alumar refinery.

1.2.4    France: Alcan owns a 100% interest in three plants: Gardanne, Beyrède and La Bâthie. The total production of these plants was approximately 700 kilotonnes for 2005 of which one third was for smelter grade alumina (produced only at the Gardanne facility) and the balance for specialty aluminas. The smelter grade alumina is primarily shipped to the St. Jean de Maurienne smelter facility in France and specialty products are sold to third parties.

1.2.5    Germany: Alcan owns a 100% interest in Alufin (Teutschental, Germany) which produces specialty alumina products from raw materials supplied by plants located in France. Total annual production for this plant is 26,000 tonnes.

1.2.6    Ghana: Alcan purchased about 600 kilotonnes of bauxite in 2005 from Ghana Bauxite Co. Ltd., in which it holds an 80% interest. Its bauxite mine is located in Awaso.

1.2.7    Guinea: Alcan and Alcoa World Alumina LLC each hold a 45% interest in Halco (Mining) Inc. ("Halco"), which in turn owns a 51% interest in Compagnie des Bauxites de Guinée S.A. ("CBG") that currently mines bauxite for export at Conakry, in the Boké region of the country. The Government of the Republic of Guinea holds the remaining 49% interest in CBG. CBG has exclusive rights through 2038 to bauxite reserves and resources in a 10,000 square mile area in the northwestern part of the country. Alcoa World Alumina LLC, Alcan and other Halco shareholders acquire CBG bauxite for processing in their individual refineries.

Alcan purchased about 6.4 million tonnes of bauxite in 2005, under contracts in effect through 2011 from CBG. The ore is processed at the Vaudreuil plant (see above) and is also sold to third parties. CBG has an annual operating capacity of about 13.5 million tonnes, of which 6.4 million tonnes are reserved for Alcan needs.

On 22 November 2005, Alcan announced that it and Alcoa World Alumina LLC, a joint venture between Alcoa, Inc. and Alumina Ltd., signed a basic agreement with the Government of Guinea that sets forth the framework for the development of a 1.5-million tonne per year alumina refinery in Guinea with further expansion potential. Following the completion of feasibility studies, Alcan and Alcoa will decide whether to proceed with the investment.

1.2.8     India: Alcan holds a 45% interest in the proposed Utkal bauxite and alumina project in Orissa (India). The planned project would include a 1.0 to 1.5-million tonne per year integrated alumina plant and associated bauxite mine, with potential to further expand production capacity.

Alumina Plants

With respect to smelter-grade alumina and specialty alumina, Alcan operates the following production facilities:

Smelter-Grade Alumina Refineries
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.....................	Gladstone (QAL)	41.4	1,640	*
	Gove, Northern Territory	100	2,100

Brazil..........................	São Luis (Alumar)	10	140	*

Canada.......................	Jonquière, Quebec	100	1,220

France........................	Gardanne	100	200
Total Smelter-Grade Alumina			5,300
*	Represents Alcan's share.

Specialty Alumina Plants
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Canada.......................	Brockville, Ontario	100	20
	Jonquière, Quebec	100	180

France........................	Gardanne	100	435
	Beyrède	100	28
	La Bâthie	100	31

Germany.....................	Teutschenthal	100	28
Total Specialty Alumina			722

1.3        Source Materials

1.3.1     Bauxite: Alcan obtains its bauxite from mining Subsidiaries, Joint Ventures, consortium companies and third party suppliers. In 2005, the Company consumed 13.3 million tonnes of bauxite. Based on bauxite deposits in numerous locations around the world, Alcan has more than sufficient bauxite reserves to meet its needs and does not believe that availability of bauxite will constrain its operations in the foreseeable future.

Bauxite Mines / Deposits
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia.......................	Gove, Northern Territory	100	6,000
	Ely, Queensland	100	0	**

Brazil..........................	Porto Trombetas (MRN)	12.5	2,100	*

Ghana.........................	Awaso	80	700	*

Guinea........................	Conakry	22.9	6,200	*

India............................	Orissa	45	0	**
Total Bauxite			15,000
*	Represents Alcan's share.
**	Bauxite extraction not yet in operation.

1.3.2    Chemicals and Other Materials: Certain chemicals and other materials required for the production of alumina, such as caustic soda, fuel oil, natural gas, lime and flocculents are purchased from third parties.

2.         Primary Metal

The Primary Metal Business Group represents all Alcan primary aluminum facilities and power generation installations worldwide, as well as technology sales, equipment sales and engineering operations. The Company is the second largest aluminum producer in the world, as well as a recognized leader and supplier of smelting technology. Approximately 50% of its primary metal is produced using company-owned power.

2.1        Products and Services / Business Units

2.1.1     Power Operations: The smelting of one tonne of aluminum requires between 13.5 and 18.5 megawatthours of electric energy to separate the aluminum from the oxygen in alumina. Alcan produces electricity at its own generating plants in Canada, the U.K., Norway and China.

2.1.2    Smelter Operations: Primary aluminum is produced through the electrolytic reduction of alumina. Approximately two tonnes of alumina yield one tonne of metal. Alcan operates and has interests in 22 smelters in 11 countries. Products include sheet ingot, extrusion billet, rod, foundry ingot and remelt ingot for conversion into fabricated products for end-use markets in consumer goods, transportation, building and construction as well as other industrial applications. Approximately 10% of the primary aluminum produced in Alcan's smelters was sold at market prices to Alcan's fabricating facilities, primarily in the form of sheet ingot, extrusion billet and molten metal. Approximately 26% of the primary aluminum produced in 2005 was sold to Novelis. The remainder was sold to third party customers in North America, Europe, Africa and Asia, in the form of value-added ingot, primarily extrusion billet, sheet ingot, rod, foundry ingot or remelt ingot.

Average ingot product realizations were $2,036 per tonne in 2005, compared to $1,876 per tonne in 2004, and $1,607 per tonne in 2003.

On 12 December 2005, the Company announced that together with its partners, Oman Oil Company SAOC and the Abu Dhabi Water and Electricity Authority, it would proceed with the construction of a $1.7 billion primary aluminum smelter in Sohar, Oman. Alcan is to take a 20% equity interest in the 350-kilotonne per year smelter, which is expected to begin production in the second quarter of 2008. The smelter is expected to be in the lowest quartile of the industry cash cost curve and add approximately 2% to Alcan's global smelting base. Alcan is to provide assistance and support in the construction and operation of the smelter. Under a technology transfer agreement, the Company will provide the operator of the smelter, Sohar Aluminium Company LLC, with a license and related technical services necessary to implement Alcan's AP35 technology. Alcan has the option of acquiring up to a 60% interest in a second potline of similar capacity.

2.1.3    Trading: Alcan trading operations are conducted by wholly-owned Subsidiaries, which trade on behalf of other Subsidiaries. They also engage in limited aluminum and related trading activities for third parties. Trading services include several main activities: sales of excess raw materials, such as internal supplies, managing risk exposures through LME transactions, and managing the supply logistics between smelters and fabricating plants. The Company's third party trading function focuses on aluminum transactions.

2.1.4     Technology Sales, Equipment Sales and Engineering Services: This unit provides smelter technology, equipment and engineering services to third parties and Subsidiaries. The main areas of activity are:

-     Technology Sales; Aluval, which is located in Voreppe (France), provides advanced smelter technology in terms of productivity (production capacity and energy consumption), such as the AP18, AP22, AP30 and AP35 technology, to third parties. This sector is supported by a strong research and development program. The services include the sale of licenses of primary aluminum smelting technology, engineering and start-up support, and technical assistance;

-     Equipment Sales; Électricité Charpente Levage (''ECL'') is a leading supplier of cranes and potroom equipment for the aluminum industry. In addition, it provides cranes for baking furnaces and rodding shop equipment. ECL operations are located in France, Canada, South Africa, Australia, Bahrain, the Netherlands, Mozambique and China; and

-    Engineering Services; Alcan Alesa Engineering provides services and custom-made engineering solutions on a global basis to Subsidiaries as well as third parties. Alesa subsidiaries maintain engineering offices in Switzerland and Canada. The main areas of activity include raw materials technologies, materials handling technologies and process automation.

2.1.5     Other Production facilities: The Primary Metal Business Group carries on other related activities including the production of calcined coke, anodes, cathode blocks and fluoride, which are used in the production and recycling of aluminum, as well as the refining of high-purity aluminum.

In 2005, the Primary Metal Business Group recorded intersegment sales and operating revenues of approximately $1.9 billion and third-party sales and operating revenues of approximately $6.9 billion, the latter representing 34% of Alcan's 2005 sales and operating revenues.

For further information concerning the Primary Metal Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Primary Metal Business Group, see Note 35 to the Financial Statements, prepared in accordance with U.S. GAAP, as well as Management's Discussion and Analysis-Primary Metal .

2.2        Production Facilities and Sales Centres

2.2.1     Smelter Operations: As at 31 December 2005, Alcan operated and had interests in 22 primary aluminum smelters with a nominal rated annual capacity of 3.5 million tonnes (where ownership is shared, this number represents Alcan's share only). Nine of these smelters, having a total nominal rated capacity of 1.7 million tonnes, are located in Canada; the other smelters are located in Australia, Cameroon, China, France, Iceland, the Netherlands, Norway, Switzerland, the U.K. and the U.S. During 2005, Alcan's smelters produced 3.4 million tonnes of primary aluminum: 1,662,200 tonnes in Canada, 193,700 tonnes in the U.S., 220,300 tonnes in the U.K., 179,500 tonnes in Iceland, 81,600 tonnes in Norway, 44,800 tonnes in Switzerland, 439,900 tonnes in France, 219,200 tonnes in the Netherlands, 260,200 tonnes in Australia, 41,600 tonnes in Cameroon and 76,000 tonnes in China.

Primary Metal Smelter Locations
Locations		% of Ownership by Alcan	Annual Capacity (thousands of tonnes)

Australia......................	Tomago, New South Wales	51.5	265	*

Cameroon...................	Edea (Alucam)**	47	47	*

Canada.......................	Alma, Quebec	100	408
	Sept-Iles (Alouette), Quebec	40	220	*
	Beauharnois, Quebec	100	52
	Bécancour, Quebec	25	101	*
	Kitimat, British Columbia	100	277
	Grande-Baie, Quebec	100	203
	Laterrière, Quebec	100	226
	Shawinigan, Quebec	100	97
	Arvida, Quebec	100	164

China..........................	Qingtongxia	50	77	*

France........................	Dunkerque	100	258
	Lannemezan***	100	50
	Saint-Jean-de-Maurienne	100	135

Iceland........................	Reykjavik (ISAL)	100	179

Netherlands.........	Vlissingen	85	181	*

Norway......................	Husnes (SORAL)	50	82	*

Switzerland................	Steg***	100	44

United Kingdom...........	Lynemouth	100	178
	Lochaber	100	43

United States..............	Sebree, Kentucky	100	196
Total Smelting Operations			3,483
*	Represents Alcan's share.
**	Alcan's direct ownership in Edea is 47%; however, the Company obtains 100% of the production of the plant as the major industrial shareholder and manager of Alucam.
***	To be closed.

2.2.2     Technology and Equipment Sales Centres and Engineering Services

Technology and Equipment Sales Centres and Engineering Services
Country	Location	Country	Location

Australia.....................	Eagle Farm, Queensland	France.......................	Voreppe
Bahrain.......................	Bahrain		Ronchin
Canada.......................	Quebec City, Quebec	Mozambique..............	Matola
	Montreal, Quebec	Netherlands........	Ritthem
China..........................	Shanghai	South Africa..............	Richards Bay
		Switzerland...............	Zurich

2.2.3     Other Production Facilities:

Other Production Facilities
Locations		Output/Type of Facility	% of Ownership by Alcan

Canada.......................	Dubuc, Quebec	Engineered cast products	100
	Strathcona, Alberta	Calcined coke	61
	Arvida, Quebec	Calcined coke and cathode blocks	100
	Vaudreuil, Quebec	Fluoride plant	100

France........................	Compiegne	Recycling	100

Netherlands.........	Rotterdam	Anode facility	58.5

Norway......................	Vigelands	High purity metal refinery	50

Sweden......................	Helsingborg	Fluoride plant	50

2.2.4     Other Aluminum Sources: Other sources of aluminum include the following: purchases of primary aluminum under contracts and spot purchases, purchases of aluminum scrap for recycling and purchases of customer scrap returned against ingot or semi-fabricated product sales contracts. Such purchases are mainly from third-party smelters, traders and, in the case of scrap, from customers and dealers.

2.3        Source Materials

2.3.1     Electrical Power: In Canada, Alcan's plants have an aggregate installed generating capacity of 3,583 megawatts, of which about 2,801 megawatts may be considered to be hydraulically available over the long-term. These facilities supply electricity to Alcan's Canadian smelters. All water rights pertaining to Alcan's hydroelectric installations are owned by Alcan, except for those relating to the Peribonka River in Quebec which are leased. In 1984, Alcan and the Quebec provincial government signed a lease extending the Company's water rights relating to the Peribonka River to 31 December 2033 against an annual charge based on sales realizations of aluminum ingot, with an option to extend the term to 2058. In Quebec, royalties are also payable to the Quebec provincial government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at Kitimat. For electricity sold to third parties, Alcan pays provincial water rentals at rates that are fixed by the British Columbia provincial government, similar to those paid by B.C. Hydro, the provincially-owned electric utility.  Any electricity that is surplus to Alcan's needs under the agreements is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

One third of Alcan's installed hydroelectric capacity in Canada was constructed prior to 1943, another third between 1943 and 1956 and the remainder between 1956 and 1968. All these facilities, which are regularly maintained and upgraded, are expected to remain fully operational over the foreseeable future.

In addition to electricity generated at its own plants, as described above, Alcan is a party to a long-term agreement with Hydro-Quebec (a provincially-owned electric utility) for the annual supply of between one and three billion kilowatthours of electrical energy beginning in 2001. The Alouette smelter, which is 40% owned by Alcan, purchases its electricity needs from Hydro-Quebec pursuant to two long-term supply contracts. The Aluminerie de Bécancour smelter, which is 25% owned by Alcan since the Pechiney Combination, also purchases its electricity needs from Hydro-Quebec .

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. In Norway, the Vigelands metal refinery (50% owned by Alcan) obtains its power from the Vigelands hydroelectric power stations owned by Alcan. The smelter in the U.S. purchases electricity under a long-term contract through 2011 as well as through short-term contracts. The smelter in Iceland is supplied with hydroelectric power from Iceland's national power company under a long-term contract. The smelter in Switzerland is supplied with power under a short-term contract that expires in 2006. The two larger smelters in France are supplied power under long-term contracts, whereas the Lannemezan smelter has a contract that expires in 2006. The smelter in the Netherlands, which is 85% owned by Alcan, has a number of short-term contracts for energy supply. The Australian smelter, which is 51.55% owned by Alcan, purchases its power needs under two long-term contracts. The smelter in Cameroon, which is 46.7% owned by Alcan, is also supplied with hydroelectric power under a long-term contract. The smelter in China, which is 50% owned by Alcan, is supplied by a coal-fired power plant that is 43.9% owned by the Qingtongxia Joint Venture in which Alcan has a 50% participation.

Power Generation
Locations		% of Ownership by Alcan	Installed Capacity (MW)

Canada.......................	Quebec Power Stations	100	2,687
	Kemano, British Columbia	100	896

China...........................	Daba power plant	21.8	261	*

Norway.......................	Vigelands	100	26

United Kingdom...........	Lynemouth (coal-fired)	100	420
	Highlands Power Stations	100	80
Total Power Generation			4,370
*	Represents Alcan's share, through its Joint Venture interest.

2.3.2     Anodes: Anodes are used and consumed in the smelting process. Most of Alcan's smelters produce their anodes at their own on-site facilities. Anodes are also produced in a stand-alone facility, Aluminium & Chemie Rotterdam B.V., located in the Netherlands ("Aluchemie"). Alcan directly holds 53% of Aluchemie while Sor-Norge Aluminium A.S. ("SORAL"), a Joint Venture in which Alcan has a 50% participation, owns a further 11%. The remainder of the shares are held by Hydro Aluminium A.S. Each of the shareholders in Aluchemie is entitled to a volume of anodes corresponding to its participation at prices determined by formula. Alcan's share of anodes produced by Aluchemie is currently used at the Alcan Iceland Ltd. and SORAL smelters or sold to third party customers.

The main raw materials for anode production are calcined petroleum coke and pitch. The production process involves the mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperatures.

2.3.3     Chemicals and Other Materials: Certain chemicals and other materials (e.g. aluminum fluoride, caustic soda, fuel oil, fluorspar and petroleum coke) required for the production of aluminum at Alcan's smelters are produced by its chemical operations or purchased from third parties.

3.         Engineered Products

3.1        Products / Business Units

Alcan's Engineered Products Business Group manufactures engineered or fabricated aluminum products, including rolled, extruded and cast aluminum products, wire and cable as well as composites materials for a broad range of applications for customers in the automotive, mass transportation, aerospace, marine and beverage container markets. It also supplies the architectural, electrical and building markets as well as the markets for electrical industrial and electromechanical applications and the display, leisure and wind-power industries. In addition, the Business Group manufactures aluminum cable, rod and strip products, and produces a wide range of soft and hard aluminum alloy extrusions, as well as aluminum rolled products such as sheet, foil and plate. Also part of this group are 33 service centres in 11 countries that supply customers with products as well as advanced fabrication tailored to their requirements, and 33 sales offices in 29 countries selling and sourcing specialty products and materials for industrial applications.

The Engineered Products Business Group's product range is divided into the following business units:

3.1.1     Aerospace, Transport & Industry ("ATI"): ATI supplies high-value added sheet, plate and extruded products for customers in aerospace, marine, road and rail transportation markets and other engineering industries with plate, sheet, hard alloy extrusions and castings. It offers a comprehensive range of products and services, including technical assistance, design and delivery of cast, rolled, extruded, rolled pre-cut or shaped parts, and the recycling of customers' machining scrap metal.

3.1.2   Composites: This business unit manufactures and sells lightweight multi-material composites that are made using a combination of technologies and materials, including aluminum, plastic, foam board and balsa wood. An example is a panel comprising two aluminum sheets surrounding a plastic core. Principal applications for composites include building facades, transportation, display, signage and wind power installations, for which composites have a number of advantages over more traditional materials because of their low weight to rigidity ratio, ease of application and design variety.

3.1.3    Cable: This business unit produces cable, whereby aluminum is cast and rolled into rod and then drawn into wire and stranded into cable. Its cable products are used for applications in the utility, commercial, institutional, industrial and residential construction markets. Its rod products are also used for mechanical applications such as screen, wire and other fine wire drawing applications. Its strip products are predominantly used for armouring electrical cables. Since the acquisition of PreWired Systems LLC in July 2005, the Cable business unit also provides its customers with a complete wiring system from feeder to outlet in the commercial construction market.

3.1.4    Extruded Products: This business unit produces aluminum sections by the extrusion process, which involves forcing a hot cylindrical billet of aluminum alloy through a shaped die to create profiles. It supplies a variety of hard and soft alloy extrusions, including technically advanced products, to the automotive, electrical and building industries, and to manufacturers of mass transport vehicles and shipbuilders.

3.1.5   Automotive Structures: This business unit serves major automotive manufacturers with advanced technology and produces engineered shaped products including aluminum cockpit carriers, bumpers, extrusion-based safety systems and other structural automotive components.

3.1.6    Alcan Service Centres: The service centres comprise a specialist added-value service and distribution network. They supply customers in the aerospace, building and facade, road transport and shipbuilding industries with products as well as advanced fabrication tailored to customer requirements. The service centres network offers various forms of fabricated aluminum including plates, extrusions and composite panels, and performs value-added services such as cutting, shaping, machining and assembling. The network currently has 33 service centres in 11 countries.

3.1.7   Alcan International Network ("AIN"): This sales organization comprises 33 offices in 29 countries selling and sourcing specialty products and materials for industrial applications in 65 countries. It provides marketing and sourcing services for both Alcan and its customers. AIN's product portfolio includes primary aluminum for the aluminum and steel industries, semi-fabricated products for the construction, transportation, general engineering, packaging and other industrial sectors, minerals for the glass, ceramics and refractories industries, and specialty chemicals for industrial and healthcare applications.

3.1.8    Ventures: The Ventures business unit comprises a number of different, generally smaller operations, offering aluminum and composite products for electronics, home appliances and transportation.

3.1.9  Specialty Sheet: This business unit provides coils and sheet to customers in the can stock, bright sheet, closures, automotive, foil stock, distribution, building and engineering products sectors.

In 2005, the Engineered Products Business Group had third party sales and operating revenues of approximately $6 billion, representing approximately 30% of Alcan's sales and operating revenues for the year.

For further information concerning the Engineered Products Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Engineered Products Business Group, see Note 35 to the Financial Statements, prepared in accordance with U.S. GAAP, as well as Management's Discussion and Analysis-Engineered Products.

3.2        Production and Services Facilities

Alcan's Engineered Products Business Group consists of 52 production facilities, 33 service centres and 33 AIN commercial offices around the world.

Engineered Products Facilities
Locations		Products / Business Units

Brazil............................	Camaçari	Composites

Canada.......................	Concord, Ontario	Cable
	Mississauga, Ontario	Cable
	Lapointe, Quebec	Cable
	Shawinigan, Quebec	Cable
	Saguenay, Quebec	Automotive Structures

China..........................	Shanghai	Composites

Czech Republic...........	Decin	Extruded Products
	Strojmetal	Partnership/Joint Venture

Ecuador......................	Guayaquil (Balmanta, Maseca, Plantabal, Plantations, Prodpac)	Composites

France.........................	Saint-Florentin	Extruded Products
	Carquefou	Aerospace, Transportation & Industry
	Montreuil-Juigne	Aerospace, Transportation & Industry
	Issoire	Aerospace, Transportation & Industry
	Sabart	Aerospace, Transportation & Industry
	Ussel	Aerospace, Transportation & Industry
	Chambery	Ventures
	Goncelin	Ventures
	Mercus-Garrabet	Ventures
	Froges	Ventures
	Ham	Extruded Products
	Nuits-Saint-Georges	Extruded Products
	Neuf-Brisach	Specialty Sheet

Germany.....................	Dahenfeld	Automotive Structures
	Gottmadingen	Automotive Structures
	Markt Schwaben***	Automotive Structures
	Osnabrück	Composites
	Singen*	Composites, Extruded Products, Specialty Sheet
	Burg	Extruded Products
	Crailsheim	Extruded Products
	Landau	Extruded Products

Slovakia......................	New facility****	Extruded Products

Slovenia.....................	Koper	Partnership/Joint Venture

Switzerland.................	Altenrhein	Ventures
	Sierre**	Extruded Products, Aerospace, Transportation & Industry
	Sins	Composites
	Zurich	Ventures

United Kingdom..........	Chelmsford	Composites
	Workington	Aerospace, Transportation & Industry

United States..............	Benton, Kentucky	Composites
	Glasgow, Kentucky	Composites
	Roseburg, Oregon	Cable
	Sedalia, Missouri	Cable
	Statesville, North Carolina	Composites
	Williamsport, Pennsylvania	Cable
	Northvale, New Jersey	Composites
	Novi, Michigan	Automotive Structures
	Pacoima, California	Cable
	Vernon, California*****	Aerospace, Transportation & Industry
	Ravenswood, West Virginia	Aerospace, Transportation & Industry
*	Shared site with the Packaging Business Group.
**	Shared site with Novelis.
***	Classified as discontinued operations.
****	Facility not yet in operation.
*****	Facility to be closed.
Service centres and AIN locations are listed in subsections 3.2.6 and 3.2.7.

3.2.1    Aerospace Transport & Industry: The facilities are located in Carquefou, Montreuil-Juigne, Issoire, Sabart and Ussel (France), Sierre (Switzerland), Workington (U.K.), Vernon (California) and Ravenswood (West Virginia, U.S.).

3.2.2     Composites: Composites has the following plants: Camaçari (Brazil), Shanghai (China), Guayaquil-Balmanta, Maseca, Plantabal, Plantations and Prodpac (Ecuador), Osnabrück and Singen (Germany), Sins (Switzerland), Chelmsford (U.K.) and Benton, Glasgow and Statesville (U.S.). Composites also has four sales and administration offices: São Paulo (Brazil), Guayaquil (Ecuador), Singapore (Singapore) and Saint-Louis (U.S.). The Singen site, also part of the Specialty Sheet and the Extruded Products business units, is shared with the Packaging Business Group.

3.2.3     Cable: Alcan's main wire, rod, strip and cable businesses are located in Canada and the U.S.: Concord and Mississauga (Ontario), Lapointe and Shawinigan (Quebec), Pacoima (California), Roseburg (Oregon), Sedalia (Missouri) and Williamsport (Pennsylvania).

3.2.4    Extruded Products: Alcan produces extruded products at the following plants: Decin (Czech Republic), St. Florentin, Ham and Nuits-Saint-Georges (France), Singen, Burg, Crailsheim and Landau (Germany) and Sierre (Switzerland). The site located in Sierre is shared with Novelis (see above).

3.2.5     Automotive Structures: Facilities are located in Saguenay (Quebec, Canada), Dahenfeld and Gottmadingen (Germany) and Novi (Michigan, U.S.).

3.2.6     Service Centres: The service centres network operates across most of Europe. Alcan service centres are established in St. Johann im Pongau, Hallein and Vienna (Austria), Brussels (Belgium), Chassieu, Nantes and Ozoir-la-Ferri è re (France), Nurnberg, Waiblingen Hohenacker, Hamburg, Bad Salzungen, Düsseldorf, Fellbach, Hanover, Remshalden Hebsack, Gera, Mannheim, Munich Unterschleissheim, Frankfurt, Immendingen and Cologne (Germany), Budapest (Hungary), Bologna, Florence, Padova, and Treviglio (Italy), Breda (Netherlands), Bihor (Romania), Ljubljana (Slovenia), Madrid and Barcelona (Spain), Niederglatt and Dagmersellen (Switzerland).

3.2.7     Alcan International Network: Commercial offices are located in Melbourne (Victoria, Australia), Vienna (Austria), Brussels (Belgium), São Paulo (Brazil), Mississauga (Ontario, Canada), Beijing, Hong Kong and Shanghai (China), Prague (Czech Republic), Copenhagen (Denmark), Cairo (Egypt), Paris (France), D üsseldorf (Germany), Athens (Greece), Budapest (Hungary), Milan (Italy), Tokyo (Japan), Mexico City and Monterrey (Mexico), Amsterdam (Netherlands), Lisbon (Portugal), Bucharest (Romania), Moscow (Russia), Singapore (Singapore), Sandton (South Africa), Seoul (South Korea), Madrid and Barcelona (Spain), Taipei (Taiwan), Bangkok (Thailand), Dubai (United Arab Emirates), Slough (U.K.) and Stamford, (Connecticut, U.S.) .

3.2.8    Ventures: The ventures operations are located in Chambery, Goncelin, Mercus-Gabarret and Froges (France) and Altenrhein (Switzerland). Ventures also has an office based in Zurich (Switzerland).

3.2.9     Specialty Sheet: The specialty sheet operations are located in Neuf-Brisach (France) and Singen (Germany).

3.3        Source Materials

Aluminum used to produce engineered products is purchased from the Primary Metal Business Group and from third party suppliers, which include producers and traders. Recycled metal is also purchased from customers and third party suppliers, which include traders.

4.         Packaging

4.1        Products / Business Sectors

Alcan is a full-service packaging supplier, with a worldwide presence in food flexible, pharmaceutical and medical, beauty and personal care, and tobacco packaging. A broad technical and geographical range of packaging products is offered using plastics, engineered films, aluminum, paper, paperboard and other materials.

The Packaging Business Group is divided into six sectors:

4.1.1     Food Packaging Europe, Americas and Asia: In these three sectors, Alcan Packaging manufactures a wide range of packaging products for the food, meat, dairy and beverage industries, and is a leading producer of flexible and rigid specialty packaging in Europe, the Americas and Asia, converting plastics, plastic film, foil and paper materials into value-added packaging. Alcan Packaging provides packaging solution expertise in wide ranging markets around the world including for products such as beverages, biscuits, cookies, cereals, confectionery, dairy products, fresh and frozen food, instant products, pet food, retorted foods and snacks. It also produces caps and over-caps for wine, champagne and liquor bottles .

The principal activities of these sectors are printing, coating, rolling and lamination of plastic film, aluminum foil, containers and paper to manufacture into primary packaging materials for food manufacturers. These sectors also produce their own engineered films. The main processes used are rotogravure and flexographic printing, lamination using adhesive, wax or plastic extrusion and various coating processes to add barrier properties, sealability or gloss. The Food Packaging sectors also produce capsules and closures in aluminum and tin, as well as single and multi-layer injection and extrusion plastic bottles.

4.1.2    Global Pharmaceuticals and Medical Packaging: Alcan Packaging is a leading supplier of packaging to the pharmaceutical industry, with production sites and research and development expertise in Europe, Asia and the Americas. Products and services include flexible packaging, caps and closures, contract packaging, folding cartons, glass vials, ampoules and tubing products, medical flexible packaging, plastic bottles and science products.

4.1.3    Global Beauty and Personal Care Packaging: This sector is a world leader in the manufacture and supply of beauty packaging products for the make-up, fragrance and personal care markets, including collapsible tubes, mascara and lipstick packaging, beauty promotional items, and aluminum cans and bottles.

4.1.4    Global Tobacco Packaging: Alcan Packaging is a leading supplier to the global tobacco industry with manufacturing operations around the world. Tobacco packaging products include folding cartons and flexible packaging.

Packaging sales to third parties were approximately $6 billion in 2005. The Packaging Business Group's sales and operating revenues represented approximately 29% of Alcan's 2005 sales and operating revenues.

For further information concerning the Packaging Business Group's sales to third parties, business group profit, total assets and the percentage of Alcan's total revenue contributed by the Packaging Business Group, see Note 35 to the Financial Statements, prepared in accordance with U.S. GAAP, as well as Management's Discussion and Analysis- Packaging.

4.2        Production Facilities

Alcan has 150 packaging plants in 30 countries.

4.2.1     Food Packaging Europe: Alcan produces an extensive range of products at its manufacturing facilities in Australia (1 plant), Canada (1 plant), Chile (1 plant), Czech Republic (1 plant), France (10 plants), Germany (4 plants), Ireland (1 plant), Italy (3 plants), Morocco (1 plant), Netherlands (1 plant), Poland (1 plant), Portugal (1 plant), Spain (2 plants), Switzerland (2 plants), Turkey (1 plant), the U.K. (2 plants) and the U.S. (1 plant).

4.2.2     Food Packaging Americas: Manufacturing facilities are located in Argentina (1 plant), Brazil (1 plant), Canada (2 plants), France (1 plant), Mexico (2 plants) and the U.S. (20 plants).

4.2.3     Food Packaging Asia: The food markets are served from China (6 plants), Indonesia (1 plant), New Zealand (1 plant) and Thailand (2 plants).

4.2.4     Global Pharmaceutical and Medical Packaging: Alcan's pharmaceutical and medical products are manufactured and shipped from Belgium (1 plant), Brazil (1 plant), Canada (2 plants), China (1 plant), France (7 plants), Germany (1 plant), Italy (1 plant), Puerto Rico (1 plant), Spain (1 plant), Switzerland (1 plant), the U.K. (1 plant) and the U.S. (18 plants).

4.2.5     Global Beauty and Personal Care Packaging: Alcan produces its beauty and personal care packaging in Brazil (3 plants), Canada (1 plant), China (2 plants), Czech Republic (1 plant), France (11 plants), Germany (1 plant), Indonesia (1 plant), Italy (2 plants), Mexico (3 plants), Poland (1 plant), Spain (2 plants), the U.K. (1 plant) and the U.S. (6 plants).

4.2.6     Global Tobacco Packaging: Production facilities are located in Canada (1 plant), Germany (1 plant), Kazakhstan (1 plant), Malaysia (1 plant), Netherlands (2 plants), Philippines (1 plant), Russia (1 plant), Turkey (1 plant), the U.K. (1 plant) and the U.S. (3 plants).

Five plants are shared between the Global Pharmaceutical and Medical Packaging and the Food Packaging Europe business sectors: one in each of France, Germany, Italy, Spain and Switzerland. One plant in China is shared between the Global Pharmaceutical and Medical Packaging and the Food Packaging Asia sectors.

4.3       Source Materials

Packaging is made from a variety of materials including aluminum, plastics, paper, paper board and glass. Aluminum foil stock used in packaging is in part purchased from other Business Groups. Other source materials are purchased from many third party suppliers.

D.                  INFORMATION BY GEOGRAPHIC AREAS

See Note 34 to the Financial Statements for financial information by geographic area.

E.                  RESEARCH AND DEVELOPMENT

Alcan's research and development ("R&D") comprises a system of research laboratories, applied engineering centres and plant technical departments covering all major markets and regions. Alcan invested $227 million, $239 million and $190 million in R&D in 2005, 2004 and 2003, respectively. During 2003, Pechiney invested 93 million Euros in R&D.

With the Pechiney Combination, the Company's R&D capability was significantly strengthened by the addition of specialized laboratories and a leading R&D presence in the aerospace sector.

Alcan's R&D laboratories collaborate on projects with leading universities in various parts of the world and the Company's scientists and engineers regularly publish articles on research topics in peer-reviewed journals. The Company also funds research activities at several universities.

1.1       Research laboratories relating to the Bauxite and Alumina Business Group are located in Gardanne (France), Saguenay (Quebec, Canada) and Brisbane (Australia).

1.2       Research laboratories relating to the Primary Metal Business Group are located in Saguenay (Quebec, Canada), Voreppe and Saint-Jean-de-Maurienne (France).

1.3       Research laboratories relating to the Engineered Products Business Group are located in Neuhausen (Switzerland) and Voreppe (France). An applied engineering center dedicated to mass transportation industries is located in Zurich (Switzerland). Centres specialized in the automotive industry are located in Detroit (Michigan, U.S.) and Singen (Germany). These applied engineering centres support Alcan's overall research activities and focus on product applications and provide technical development support to customers. The applied engineering centres draw extensively on the resources and specific competencies of the central laboratories.

1.4       Research laboratories relating to the Packaging Business Group are located in Neenah (Wisconsin, U.S.), Gennevilliers (France) and Neuhausen (Switzerland).

In addition to innovations from operations personnel, the central laboratories are complemented by the technical departments in various plants as well as by technical and applied engineering centres located close to key markets and operating divisions.

F.                  ENVIRONMENT, HEALTH AND SAFETY  / ALCAN INTEGRATED MANAGEMENT SYSTEM

Alcan is subject to a broad range of environmental laws and regulations in each of the jurisdictions in which it operates. These laws and regulations, as interpreted by relevant agencies and the courts, impose increasingly stringent environmental protection standards regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination. The costs of complying with these laws and regulations, including participation in assessments and remediation of sites, could be significant. In addition, these standards can create the risk of substantial environmental liabilities, including liabilities associated with divested assets and past activities. Currently, Alcan is involved in a number of compliance efforts and legal proceedings concerning environmental matters.

In 2003, Alcan implemented the Alcan Integrated Management System built on three key components, namely Value-Based Management, Continuous Improvement and EHS FIRST, intended to ensure that the same focus on value, improvement and environment, health and safety is found in each of the Company's operations.

EHS FIRST represents a focus on environment, health and safety throughout the Company and requires certification according to ISO 14001, a globally accepted environmental standard, and OHSAS 18001, an international occupational health and safety certification. By the end of 2005, 88% of the sites were ISO 14001 certified and 86% were OHSAS 18001 certified. Newly acquired facilities are required to be fully compliant with all corporate and Business Group standards within two years of their acquisition. EHS capital expenditures in 2005 were $91 million and are projected to be $207 million and $212 million in 2006 and 2007, respectively. Expenditures charged against income for environmental protection were $138 million in 2005, and are expected to be $203 million and $186 million in 2006 and 2007, respectively.

Continuous Improvement initiatives at Alcan were formalized under a common system in 2003 with the aim of maximizing opportunities by improving the Company's competitive position and efficiency. Alcan's Continuous Improvement system integrates two complementary approaches, Lean Manufacturing and Six Sigma, and is applied in many EHS FIRST projects throughout the Company.

G.                  EMPLOYEES

Alcan has approximately 20,700 employees in North America, 31,500 in Europe, 4,900 in South America, and 7,800 in Asia/Pacific and other areas. A majority of the shop-floor employees are represented by labour unions.

There are 26 collective labour agreements in effect in Canada. The majority of the labour agreements for unionized employees working at Alcan facilities in Quebec will expire at the end of 2006. The labour agreement governing the Shawinigan facility was renewed in April 2005 and is now set to expire at the end of 2011. In British Columbia, the collective labour agreement at Kitimat was renewed in 2005 and is now set to expire in 2008.

Following the Pechiney Combination, Alcan has a large number of employees in France. Employment conditions are defined by French law and by four national collective agreements relating to various industrial sectors: chemicals, mechanics, plastic transformation and cardboard transformation. Additional specific agreements exist at each individual company. Pension liabilities are not included in collective agreements, as pensions in France mostly result from a compulsory system managed at the national level. Complementary pensions for some individuals result from their specific contracts.

In all other locations, collective agreements are negotiated on a site, regional or national level, and are of varying durations.

H.                  PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in the U.S., the European Union, Canada and Australia as well as in other countries, which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing date of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their formal expiration. Therefore, at any point in time, the range of life of the Company's patents will be from one to 20 years.

Alcan owns a number of trademarks that are used to identify its businesses and products. The Company's trademarks have a term of three to ten years. As a result, at any point in time, the Company will have trademarks at the end of their term while other trademarks will be at the beginning of a full ten-year term. At the end of their term, significant trademarks will be renewed for a further three to ten years.

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

I.                  COMPETITION AND GOVERNMENT REGULATIONS

The aluminum, engineered products and packaging businesses are highly competitive in price, quality and service. The Company experiences competition from a number of companies in all major markets. In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing in aluminum production is enhanced by its primary metal technology and by its ability to supply its own power to many smelters at low cost.

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and restrictions. Imports of ingot and other aluminum products into certain markets may be subject to import duties and regulations.  These affect the Company's sales realizations and may affect the Company's competitive position. Shipments of the Company's products are also subject to the anti‑dumping laws of some importing countries, which prohibit sales of imported merchandise at less than defined fair values.

ITEM 1A RISK FACTORS

The following factors, among others, could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements and could adversely affect the Company's financial performance and, consequently, the value of the Shares:

Alcan is exposed to volatility in the aluminum industry and in aluminum end-use markets, which may adversely affect its financial results because such volatility may significantly reduce revenues without resulting in corresponding cost savings.

Alcan is a leading global producer of aluminum and aluminum fabricated products. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices have been historically volatile and Alcan expects such volatility to continue. Although Alcan may use contractual arrangements with customers, employ certain measures to manage its exposure to the volatility of LME-based prices, and is product and segment diversified to a significant extent, Alcan's results of operations could be materially adversely affected by material adverse changes in economic or aluminum industry conditions generally.

Fluctuations in currency exchange rates may negatively affect Alcan's financial results and cost structure.

Economic factors, including foreign currency exchange rates, could affect Alcan's revenues, expenses and results of operations. A substantial portion of Alcan's revenue is determined in U.S. dollars while a significant portion of Alcan's costs related to those revenues are incurred in Canadian and Australian dollars and in Euros. Fluctuations in exchange rates between the U.S. dollar and these currencies give rise to currency exposure.

Alcan conducts operations and owns assets worldwide and transacts business in a variety of currencies. Adverse changes in the relative values of currencies can impact Alcan's ability to sell its products or increase the cost of imports, and can reduce the value of Alcan's assets in relative terms.

Alcan's operations are energy-intensive and, as a result, its profitability may be adversely affected by rising energy costs or by energy supply interruptions.

Alcan consumes substantial amounts of energy in its operations. Although Alcan generally expects to meet the energy requirements for its aluminum smelters and alumina refineries from internal sources or from long-term contracts, the following factors could materially adversely affect Alcan's energy position:

  the unavailability of hydroelectric power due to droughts;
  significant increases in the costs of supplied electricity or other energy;
  interruptions in energy supply due to equipment failure or other causes; or
  the inability to extend contracts for the supply of energy on economical terms upon expiration.

Alcan obtains significant amounts of electricity and other energy under contracts that Alcan may not be able to renew or replace on comparable terms following their expiry.

Alcan's profitability could be adversely affected by increases in the costs of and disruptions in the availability of raw materials.

The raw materials that Alcan uses in manufacturing its products include alumina, aluminum, caustic soda, plastics, calcinated petroleum coke and resin. The prices of many of the raw materials Alcan uses depend on supply and demand relationships at a worldwide level, and are therefore subject to continuous volatility.

Prices for the raw materials that Alcan requires may increase from time to time and, if they do, Alcan may not be able to pass on the entire cost of the increases to its customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause Alcan's profitability to decline. In addition, there is a potential time lag between changes in prices under Alcan's purchase contracts and the point when Alcan can implement a corresponding change under its sales contracts with its customers. As a result, Alcan may be exposed to fluctuations in raw material prices since, during the time lag period, Alcan may have to temporarily bear the additional cost of the change under its purchase contracts, which could have a negative impact on its profitability.

Alcan participates in highly competitive markets.

Alcan is a participant in the market for packaging materials. The Pechiney Combination increased the importance of the packaging business to Alcan's overall results. The packaging market is highly competitive, with competition based on cost and innovation. Alcan's operating results could be adversely affected if Alcan cannot compete effectively in this market or if the market experiences weakness.

Alcan is subject to risks caused by changes in interest rates.

Increases in benchmark interest rates will likely increase the interest cost associated with Alcan's variable interest debt in a rising rate environment and will increase the cost of future borrowings, which could harm Alcan's financial condition and results of operations.

Alcan could be required to make large contributions to its defined benefit pension plans as a result of adverse changes in interest rates and the equity markets.

Alcan sponsors defined benefit pension plans for its employees in Canada, the United States, the United Kingdom, Switzerland and certain other countries. Alcan's pension plan assets consist primarily of listed stocks and bonds. Alcan's estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Alcan's results of operations, liquidity or shareholders' equity in a particular period could be materially adversely affected by equity market returns that are less than their expected long-term rate of return or a decline of the rate used to discount future benefits.

If the assets of Alcan's pension plans do not achieve expected investment returns for any fiscal year, such deficiency would result in one or more charges against earnings. In addition, changing economic conditions, poor pension investment returns or other factors may require Alcan to make substantial cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.

Alcan has a unionized workforce, and union disputes and other employee relations issues could harm its financial results.

The majority of Alcan's shop-floor employees are represented by labour unions under a large number of collective labour agreements in various countries, including France, Canada and the United States. Alcan may not be able to satisfactorily renegotiate its collective labour agreements when they expire. In addition, existing labour agreements may not prevent a strike or work stoppage at its facilities in the future, and any such work stoppage could have a material adverse effect on Alcan's financial condition and results of operations.

Alcan's operations are affected by conditions and events beyond its control in countries where Alcan has operations or sells products.

Economic and other factors in the many countries in which Alcan operates, including inflation, fluctuations in currency and interest rates, competitive factors, and civil unrest and labour problems, could affect its revenues, expenses and results of operations. Alcan's operations could also be adversely affected by government actions such as controls on imports, exports and prices, new forms of taxation, and increased government regulation in the countries in which Alcan operates or services customers.

Alcan is exposed to market and credit risks from its derivatives portfolio and trading activities.

Where judged appropriate, Alcan uses derivatives to hedge, among other things, exposure to changes in exchange rates, interest rates and metal prices. Alcan is engaged in trading activities in respect of alumina and metals. The Company uses derivatives as one way to protect against losses related to price fluctuations in trading activities. Alcan's use of derivatives makes it subject to certain market and credit risks. These risks could result in credit or derivative-related charges and losses independent of the relative strength of Alcan's core businesses. Alcan is therefore exposed to risks associated with trading activities and with the derivatives themselves, including counterparty credit risks and the risk of significant losses if prices move contrary to expectations or if Alcan's risk management procedures prove to be inadequate. The risks from its trading businesses may result in material losses which could adversely affect its results of operations, liquidity and financial position.

Alcan may be exposed to significant legal proceedings or investigations.

Alcan's results of operations or liquidity in a particular period could be affected by significant adverse legal proceedings or investigations, including environmental, product liability, health and safety and other claims, as well as commercial or contractual disputes with suppliers or customers.

Alcan is subject to a broad range of environmental laws and regulations in the jurisdictions in which it operates, and Alcan may be exposed to substantial environmental costs and liabilities.

Alcan is subject to a broad range of and increasingly stringent environmental laws and regulations in each of the jurisdictions in which it has operations. The costs of complying with these laws and regulations, including participation in assessments and remediation of sites and installation of pollution control facilities, could be significant. In addition, these standards can create the risk of substantial environmental liabilities, including liabilities associated with divested assets and past activities. Alcan is involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters.

Alcan may be subject to liability related to the use of hazardous substances in production.

Alcan uses a variety of hazardous materials and chemicals in its manufacturing processes, as well as in connection with Alcan's manufacturing facilities, including the maintenance thereof. In the event that any of these substances or related residues proves to be toxic, Alcan may be liable for certain costs, including, among others, costs for health-related claims or removal or retreatment of such substances.

Alcan is, and may be in the future, subject to suits regarding product liability, commercial disputes and claims by individuals, corporations and governmental entities related to its past and current activities and the activities of companies that Alcan has acquired and may acquire in the future.

Alcan is involved in the manufacture of numerous products, including complex component and finished products. The production of such products, used in a variety of end-uses and integrated into separately manufactured end products, entails an inherent risk of suit and liability relating to product operation and performance. Companies that Alcan has acquired and that Alcan may acquire in the future may be subject to similar risk of suit and to pending litigation. Alcan maintains product liability and other insurance to cover liability contingencies. Alcan's policies, however, are subject to deductibles and recovery limitations, as well as limitations on contingencies covered. Suits against Alcan could be resolved in a manner that materially and adversely affects its financial condition, and Alcan could be subject to future material product liability, tort or contractual suits, and to proceedings imposed by governmental entities.

Alcan may not be able to successfully implement productivity and cost-reduction initiatives.

Alcan has undertaken and may continue to undertake productivity and cost-reduction initiatives to improve performance. There can be no assurance that these initiatives will be completed or beneficial to Alcan or that any estimated cost savings from such activities will be realized.

Alcan has made significant capital expenditure commitments to expand and modernize production capacity.

Alcan commonly undertakes significant capital projects. Alcan's involvement in large capital investments subjects it to certain risks, including risks of unanticipated delays, complications and increased costs related to project execution. Alcan may be required to commit to capital spending for particular projects over the course of several years during which market conditions may change, which could reduce the attractiveness of the project relative to other potential investments.

Alcan is subject to risks related to the Novelis Spin-off.

Alcan derives significant cash flows under supply agreements and other arrangements with Novelis, that encompasses most of Alcan's former rolled products business, that Alcan spun off to its shareholders in January 2005 and is now an independent company and an important customer. In the event that Novelis' business is subject to downturns or disruptions, Alcan's cash flows could be negatively affected. Alcan does not control Novelis and cannot provide any assurance regarding its operations. Novelis may make strategic decisions that are disadvantageous to Alcan's commercial relationship with it. Alcan must compete with other market participants for continued business from Novelis, and Novelis could become a competitor to Alcan over the long-term. In connection with the Novelis Spin-off, Alcan entered into agreements with Novelis to license and supply intellectual property, sell assets, lease properties, supply materials, assist with transitional activities, provide personnel and other resources, as well as take part in other exchanges and transactions. No assurance can be given that the terms of such arrangements are not inferior to the terms that Alcan may have been able to achieve with respect to such matters in the market from a third party.

Alcan could be adversely affected by changes in the business or financial condition of significant customers.

A significant downturn in the business or financial condition of its significant customers could materially adversely affect Alcan's results of operations. In addition, if Alcan's existing relationships with significant customers materially deteriorate or are terminated in the future, and Alcan is not successful in replacing business lost to such customers, Alcan's results of operations may be harmed.

The markets for Alcan's products are highly competitive and the willingness of customers to accept substitutions for Alcan's products is high.

The markets for aluminum and packaging products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcan's key customer sectors. The willingness of customers to accept substitutions for Alcan's products, the ability of large customers to apply buyer power in the marketplace to affect the pricing for fabricated aluminum or packaging products, or other developments could adversely affect Alcan's results of operations.

Future acquisitions or divestitures may adversely affect Alcan's financial condition.

Alcan has grown partly through the acquisition of other businesses including Pechiney. There are numerous risks commonly encountered in business combinations, including the risk that Alcan may not be able to effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could have a material adverse effect on its costs, earnings and cash flows.

As part of its strategy for growth, Alcan may continue to make acquisitions, divestitures or strategic alliances, which may not be completed or may not be ultimately beneficial to Alcan.

Alcan may not be able to successfully develop and implement new technology required to achieve continued profitability.

Alcan has invested in and is involved with a number of technology and process initiatives. Several technical aspects of these initiatives are still unproven and the eventual commercial outcomes cannot be assessed with any certainty.

Unexpected events may increase Alcan's cost of doing business or disrupt Alcan's operations.

Unexpected events, including, but not limited to, supply disruptions, labour disputes, failure of equipment or processes to meet specifications, war or terrorist activities may increase the cost of doing business or otherwise impact Alcan's financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

ITEM 1B UNRESOLVED STAFF COMMENTS

The Company has nothing to report under this Item.

ITEM 2 PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable for its operations. For additional information concerning specific properties, as broken down by Alcan Business Group, see Item 1 sub-headings C.1.2 (Bauxite and Alumina), C.2.2 (Primary Metal), C.3.2 (Engineered Products) and C.4.2 (Packaging).

ITEM 3 LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in either a defendant or plaintiff capacity. In certain circumstances, the amounts at stake in the proceedings, whether such proceedings are pending or potential, are not quantifiable for various reasons. Nothing set out below should, unless expressly stated to the contrary, be interpreted as a confirmation or admission of liability on the part of either the Company or any Subsidiary. The outcome of any legal proceeding, whether pending or potential, will not, in management's opinion, have a material adverse effect on the financial position of the Company.

A.                  ENVIRONMENTAL MATTERS

1.                   Cases

Omega Chemical Site. In February 1996, the Company's U.K. Subsidiary, British Alcan Aluminium plc ("British Alcan"), sold its investment in Luxfer USA Limited. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceeding. Luxfer is a participant in a joint defense group being sued by the U.S. Environmental Protection Agency ("EPA") in the District Court, Central District of California, in regard to waste Luxfer sent, from 1976 to 1991, to the Omega chemical waste Superfund site, a third party disposal site in Whittier (California, U.S.). Large waste generators are cleaning up the site. Luxfer, being a small contributor, is discussing settlement offers. In 2000, Luxfer and other members of the joint defense group entered into a consent decree with the EPA to complete the remediation. In addition, Howmet Corporation is also named as a potentially responsible party at this site (see "Howmet Sites" on page 29). There were no developments in 2005.

Millville, New Jersey Plant. In 1997, Wheaton USA Inc., now Alcan Global Pharmaceutical Packaging Inc. ("AGPP"), a wholly-owned Subsidiary, began building new furnaces at its Millville (New Jersey, U.S.) glass plant that were alleged to violate air emission regulations. The New Jersey Department of Environmental Protection ("NJDEP") issued a citation for violation of permits. The EPA issued an information request to which Alcan responded. AGPP made modifications to the two furnaces. AGPP is awaiting a review and approval from the NJDEP. There were no further developments in 2005.

Shulton, Mays Landing Landfill. Shulton, an adjacent manufacturing neighbour to AGPP coated products operation in Mays Landing (New Jersey, U.S.), alleged that in the 1970s AGPP had disposed of hazardous waste in a landfill area thereby causing leaching in other sites. After an investigation by the NJDEP, AGPP was required to perform remediation and monitoring at the site. The soil remediation has been completed. An investigation of ground water is continuing and could result in long-term monitoring of the site.

Clifton, New Jersey Facility. Lawson Mardon USA plc, now Alcan Packaging Food & Tobacco Inc. ("APF&T"), a wholly-owned Subsidiary, is undertaking a site investigation and clean-up of the land at its Clifton (New Jersey, U.S.) plant, in compliance with a NJDEP permit. No court action was brought. According to studies, off-site contamination was not a result of APF&T's operations. APF&T has reached an agreement with the NJDEP for alleged on-site contamination whereby APF&T would isolate the area and would monitor the ground water for two years. APF&T completed the remediation and ground water monitoring in 2004 and concluded an agreement with the NJDEP. In 2005, APF&T submitted a ground water remediation work plan to the NJDEP. Once the plan is approved, APF&T will have certain ground water treatment and monitoring to complete.

LM Trentesaux Site. In 1999, an investigation was carried out at a site owned by a Subsidiary, Lawson Mardon Trentesaux SA ("LM Trentesaux"), in Tourcoing (France). The land was found to be contaminated by solvent, fuel and chemical products resulting from engraving and packaging activities. An estimate of the clean-up costs was established. The investigation was also conducted to determine whether the contamination was the sole responsibility of LM Trentesaux and whether the migration of the contamination was possible. Ground contamination caused by solvent was treated and further treatment for other substances may be required. There were no developments in 2005.

Algoods Ontario Remediation. Beginning in 1995, environmental investigations have been conducted into the presence of oil, gasoline and volatile organic compounds ("VOCs") in the soil and groundwater at the Algoods plant site in Ontario, Canada and third party properties adjacent to this site. Algoods was sold in 1996 and under the terms of the agreement, the Company retains liability for this case. A remediation plan was approved with the Ministry of Environment ("MOE") for the oil removal and an additional recovery well was installed in 2005. A gasoline recovery system was commissioned by Alcan and accepted by the owner of the affected property. MOE requested and has received from Alcan a delineation study with respect to VOCs in the surrounding area. In 2004, MOE advised the Company that additional work was required. The remediation plan, which included the installation of recovery wells, was fully put in place by September 2005.

Howmet Sites. Under the stock purchase agreement between Pechiney and Blade Corporation for the divestiture of certain Pechiney subsidiaries (Pechiney Corporation, Howmet Corporation, Howmet Cercast) dated 12 October 1995, Pechiney agreed to indemnify Blade Corporation, without limitation in time or a ceiling on the indemnification amount, with respect to certain environmental matters that exceeded a reserve of $6 million on the pro-forma 1995 balance sheet of Pechiney. Alcoa Inc., the legal successor in interest to Blade Corporation and beneficiary of the indemnification clause, asked Pechiney in 2002 to pay for the remediation costs exceeding the $6 million provision concerning the environmental risks at several sites ("Howmet Sites"). In addition to the Dover and Combe Fill South, New Jersey sites (see below), the Howmet Sites include the LaPorte Casting facility in Indiana, the Pellestar Superfund site in Michigan, as well as other sites in Connecticut, Texas and Wisconsin. Current Company provisions in respect of the Howmet Sites amount to $2.8 million.

Dover, New Jersey Site. In 1997, Howmet notified Pechiney of high PCB readings at Dover (New Jersey, U.S.). There are other possible environmental concerns at the Dover site as well. In April 1991, Howmet entered into an administrative order with the State of New Jersey for a remedial investigation/feasibility study. That process is not complete and a remedy has yet to be selected. Additionally, Howmet received oral notification in January 2004 that the State of New Jersey was seeking natural resources damages for alleged impact on the site ground water. The State of New Jersey is thus asking for money damages for the impact on the ground water separate and above the remediation costs.

Combe Fill South Landfill. In 1998, the U.S. Government and the NJDEP sued Howmet and other parties for damages and response costs in relation to the environmental conditions at the Combe Fill South Landfill in New Jersey. The governments claim both past and future costs for remediation. An alternative dispute resolution process is underway under the supervision of the U.S. District Court for the District of New Jersey. Howmet submitted its position paper on allocation on 15 January 2004. There are hundreds of parties involved in the suit; allocations are not yet final.

Holden Mine Site. In a 1993 settlement agreement, Pechiney had agreed to indemnify Alumax for certain claims, including in connection to environmental matters relating to the Holden Mine. Holden Mine was an underground copper mine that Howe Sound Company operated from 1936 until 1957. It is located in a remote wilderness area in the Wenatchee National Forest in the State of Washington. The U.S. Forest Service, together with officials of the State of Washington and the EPA, requested a remedial investigation. An administrative order was entered in 1997. The remedial investigation identified several remedial scenarios with a wide range in cost. Total site costs (including investigation costs) and natural resource damages may exceed $30 million. Alcan submitted its final draft feasibility study in February 2004 and meetings took place at several times up to September 2005 without an agreement on remedy. A new proposal was submitted in November 2005.

Blackbird Mine. In 1994 and 1995, Pechiney signed a consent decree with the U.S. Forest Service, National Oceanic and Atmosphere Administration, the EPA and the State of Idaho, as well as two Administrative Orders with the EPA for a remedial investigation/feasibility study and early action clean-up of the Blackbird Mine. Pechiney must pay a significant portion of the total cost of the Blackbird Mine clean-up. The U.S. Government must pay a smaller portion of the remediation expenses with a cap. The removal actions, which began in 1995, are largely but not entirely complete. The U.S. Government investigated arsenic contamination at neighboring Panther Creek Inn and a soil removal remediation was performed in 1998. In August 2002, the EPA issued its proposed remedial plan for Blackbird Mine, which includeD copper and cobalt actions. In Spring 2003, the EPA issued a record of decision ("ROD"), which the Company views as unfavourable and costly. Pechiney is also trying to negotiate a modification to the consent decree to extend the time for achieving water quality standards. Negotiations with the various agencies concerning the ROD and the consent decree were held during 2003. The EPA also issued a unilateral administrative order which became effective on 10 August 2003. The EPA estimated the ROD remedy cost at $15.4 million in addition to what had already been paid. The parties have complied with a request by the EPA to supply $25 million in financial assurance. The Company is vigorously opposing certain elements of the additional work. In 2005, the EPA decided that treatment for cobalt was not required.

Tungsten Mine Site. In April 2000, the North Carolina Department of Environment & Natural Resources, Division of Waste Management, sought cooperation for the removal of drummed hazardous substances and for the monitoring, testing, analyzing and reporting on the Tungsten Mine Site, in Vance County (North Carolina, U.S.). Pechiney is the successor to Haile Mining Company, which it is believed mined the site from approximately 1945 through the late 1950s. A first meeting of potentially responsible parties took place in October 2001. In October 2004, the State of North Carolina met with the potentially responsible parties and presented a proposed remedial plan to which they must respond. In 2005, Pechiney submitted its own remedial plan.

Pohatcong Valley Site. The U.S. Department of Interior notified Pechiney Plastic Packaging Inc. ("PPPI") on 19 November 1999 that it wanted to geophysically log certain wells at the Washington (New Jersey, U.S.) facility as it sought to identify possible contributors of a specific contaminant - trichloroethylene - to the Pohatcong Valley Superfund Site. This matter involves both an on-site remediation of the Washington Plant, which is near completion, and a Superfund Site, which is in the early stages of investigation. Pursuant to a remedial investigation and ground water report, the EPA published a proposed plan calling for remedies that would cost $12.4 million. PPPI is working on alternative remedies that it believes would be more effective cost substantially less.

High Point Sanitary Landfill. PPPI is one of four parties that had entered into a 1998 consent order with the NJDEP for the remediation of a former landfill in Franklin County (New Jersey, U.S.). Negotiations continue between the parties and the NJDEP with respect to the PPPI's share of remediation costs. Since 2001, the NJDEP has reduced PPPI's required funding share on three separate occasions.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2005.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal markets for trading in Alcan's Common Shares are the New York and Toronto stock exchanges. The Common Shares are also traded on the London, Paris and Swiss stock exchanges. The transfer agents for the Common Shares are CIBC Mellon Trust Company in Montreal, Toronto, Regina, Calgary and Vancouver, and Mellon Investors Services LLC in New York. Common Share dividends, if declared, are paid quarterly on or about the 20th of March, June, September and December to Shareholders of record on or about the 20th of February, May, August and November, respectively.

The number of holders of record of Common Shares on 27 February 2006 was approximately 16,959.

While the Company currently intends to pursue a policy of paying quarterly dividends, the payment and level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company's cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes and foreign governmental restrictions affecting repatriation of earnings.

Dividends paid on Common Shares held by non-residents of Canada will generally be subject to Canadian withholding tax which is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the U.S., the treaty-reduced rate is currently 15%.

	Dividend ($)	New York Stock Exchange ($)				Toronto Stock Exchange (CAN$)

2005 Quarter		High	Low	Close	Avg. Daily Volume	High	Low	Close	Avg. Daily Volume
First	0.150	47.50	35.75	37.92	1,269,532	58.27	43.35	46.00	1,268,361
Second	0.150	39.13	28.75	30.00	1,207,673	47.89	36.56	36.78	1,468,538
Third	0.150	36.78	30.21	31.37	1,231,066	44.18	35.38	36.85	1,492,671
Fourth	0.150	41.92	29.49	40.95	1,233,368	48.60	34.86	47.76	1,678,781
Year	0.600
2004 Quarter		High	Low	Close	Avg. Daily Volume	High	Low	Close	Avg. Daily Volume
First	0.150	49.32	40.36	44.79	1,854,861	66.08	53.75	58.29	1,459,467
Second	0.150	47.03	36.82	41.40	1,799,261	61.87	51.02	55.20	1,175,892
Third	0.150	47.93	38.07	47.80	1,022,138	60.74	50.71	60.50	934,561
Fourth	0.150	52.65	45.74	49.04	1,011,520	62.80	56.04	58.80	983,343
Year	0.600

  The share prices are those reported as ''New York Stock Exchange - Consolidated Trading'' and reported by the Toronto Stock Exchange.

Equity Compensation Plan Information

The information required is incorporated by reference to the Proxy Circular in the section entitled ''Securities Authorized for Issuance Under Equity Compensation Plans'' on page 25.

Sales of Unregistered Securities

In 2005, the Company issued 106,228 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options.  These Common Shares were not registered under the U.S. Securities Act of 1933, as amended ("Securities Act") in reliance on Regulation S.  The dates of sale and amounts of Common Shares are set forth below:

2005 Exercises - Dates

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
5 January 2005	377	4 November 2005	1,042	7 December 2005	10,219
3 February 2005	8	14 November 2005	271	9 December 2005	3,593
8 February 2005	819	24 November 2005	840	12 December 2005	19,388
14 March 2005	23	1 December 2005	468	15 December 2005	1,592
22 March 2005	1,993	2 December 2005	3,273	29 December 2005	2,393
31 March 2005	48	5 December 2005	4,907
11 April 2005	819	6 December 2005	54,155

ITEM 6 SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

(in millions of Dollars, except for per share amounts)

	Years ended 31 December
U.S. GAAP	2005	2004	2003	2002	2001

Sales and operating revenues	20,320	24,948	13,850	12,483	12,545

Income (Loss) from continuing operations	155	243	262	421	(60)

Income (Loss) from discontinued operations	(26)	15	(159)	(21)	(6)

Cumulative effect of accounting changes	-	-	(39)	(748)	(12)

Net income (Loss)	129	258	64	(348)	(78)

Earnings (Loss) per share:

Basic and diluted:

Income (Loss) from continuing operations	0.40	0.64	0.79	1.29	(0.21)

Loss from discontinued operations	(0.07)	0.05	(0.49)	(0.07)	(0.02)

Cumulative effect of accounting changes	-	-	(0.12)	(2.32)	(0.04)

Net income (Loss) per share	0.33	0.69	0.18	(1.10)	(0.27)

Cash dividends per share	0.60	0.60	0.60	0.60	0.60

Total assets	26,638	33,341	31,948	17,761	17,551

Long-term debt (including current portion)	6,067	6,914	7,778	3,369	3,411

Prior to 2004, Alcan prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") with a reconciliation to U.S. GAAP. On 1 January 2004, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its financial statements.   Historical financial statements were restated in accordance with U.S. GAAP. Note 36 of the Financial Statements, prepared in accordance with U.S. GAAP provides an explanation and reconciliation of differences between U.S. GAAP and Canadian GAAP .

The financial information for all prior periods has been reclassified for discontinued operations. For a description of the Company's discontinued operations and assets held for sale, see Note 5 to the Financial Statements, prepared in accordance with U.S. GAAP.

On 6 January 2005, the Company completed the Novelis Spin-off. Unaudited pro-forma condensed consolidated financial information giving effect to the Novelis Spin-off as at 1 January 2004 for the income statement and as at 31 December 2004 for the balance sheet is presented in Note 7 to the Financial Statements, prepared in accordance with U.S. GAAP.

In 2003, the Company retroactively adopted Statement of Financial Accounting Standard ("SFAS") No. 143, Asset Retirement Obligations.  An after-tax charge of $39 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation.  See Note 22 of the Financial Statements, prepared in accordance with U.S. GAAP.

In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.  An after-tax charge of $748 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating to impairment of goodwill.

In 2001, the Company adopted SFAS Nos. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. These standards require that all derivatives be recorded in the Financial Statements at fair value.  Unless hedge criteria are met, unrealized gains and losses resulting from the valuation of derivatives at fair value are recognized in net income as the gains and losses arise, and not concurrently with the recognition of the transactions being hedged.  An after-tax charge of $12 million for the cumulative effect of accounting change was recorded as a result of the new standard.

The accounting policies adopted by the Company during the years 2003 to 2005 are described in Note 4 of the Financial Statements, prepared in accordance with U.S. GAAP.

The data presented above should also be read in conjunction with Management's Discussion and Analysis.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis is filed herewith as exhibit 99.2 and is incorporated by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at 31 December 2005 and 31 December 2004 net of its invested surplus cash and time deposits at 31 December 2005 and 31 December 2004 would be to reduce net income by $4 million and $7 million, respectively. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see Note 3 of the Financial Statements, prepared in accordance with U.S. GAAP.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 December 2005.

(in US$ millions, except for average contract rate)		2006	2007	2008	2009	2010	2011 thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To buy USD against the foreign currency

CHF	Nominal amount	26	-	-	-	-	-	26	1
Average contract rate		1.233	-	-	-	-	-

GBP	Nominal amount	8	-	-	-	-	-	8	-
Average contract rate		0.576	-	-	-	-	-

JPY	Nominal amount	7	-	-	-	-	-	7	-
Average contract rate		111.8	-	-	-	-	-

NZD	Nominal amount	3	-	-	-	-	-	3	-
Average contract rate		1.464	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	172	-	-	-	-	-	172	(4)
	Average contract rate	1.336	-	-	-	-	-

GBP	Nominal amount	32	-	-	-	-	-	32	(1)
	Average contract rate	0.572	-	-	-	-	-

BRL	Nominal amount	23	42	-	-	-	-	65	2
	Average contract rate	2.507	2.669	-	-	-	-

ISK	Nominal amount	7	-	-	-	-	-	7	-
	Average contract rate	63.86	-	-	-	-	-

CHF	Nominal amount	10	-	-	-	-	-	10	-
	Average contract rate	1.316	-	-	-	-	-

Other	Nominal amount	3	-	-	-	-	-	3	-

To sell EUR against the foreign currency

USD	Nominal amount	607	24	11	1	1	2	646	2
	Average contract rate	1.207	1.223	1.113	1.333	1.349	1.374

CHF	Nominal amount	44	5	4	-	-	-	53	(1)
	Average contract rate	1.524	1.522	1.506	-	-	-

GBP	Nominal amount	8	-	-	-	-	-	8	-
	Average contract rate	0.679	-	-	-	-	-

Other	Nominal amount	3	-	-	-	-	-	3	-

(in US$ millions, except for average contract rate)		2006	2007	2008	2009	2010	2011 thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS (cont'd)

To buy EUR against the foreign currency

USD	Nominal amount	657	20	-	-	-	-	677	7
	Average contract rate	1.187	1.201	-	-	-	-

GBP	Nominal amount	34	1	-	-	-	-	35	-
	Average contract rate	0.692	0.694	-	-	-	-

JPY	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	137.8	-	-	-	-	-

CAD	Nominal amount	4	2	-	-	-	-	6	(1)
	Average contract rate	1.490	1.525	-	-	-	-

Other	Nominal amount	3	-	-	-	-	-	3	-

To buy CHF against the foreign currency

GBP	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	0.442	-	-	-	-	-

JPY	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	88.59	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To sell CHF against the foreign currency

CZK	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	18.62	-	-	-	-	-

OPTIONS

To sell EUR against the foreign currency

USD	Nominal amount	119	20	-	-	-	-	139	-
	Average contract rate	1.328	1.320	-	-	-	-

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at 31 December 2004.

(in US$ millions, except for average contract rate)		2005	2006	2007	2008	2009	2010	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To buy USD against the foreign currency

CHF	Nominal amount	64	28	2	2	1	-	97	(13)
	Average contract rate	1.307	1.294	1.287	1.261	1.238	-

GBP	Nominal amount	34	3	-	-	-	-	37	(1)
	Average contract rate	1.840	1.906	-	-	-	-

JPY	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	108.7	-	-	-	-	-

ZAR	Nominal amount	1	-	-	-	-	-	1
	Average contract rate	4.38	-	-	-	-	-

To sell USD against the foreign currency

AUD	Nominal amount	36	-	-	-	-	-	36	-
	Average contract rate	0.775	-	-	-	-	-

GBP	Nominal amount	25	-	-	-	-	-	25	1
	Average contract rate	1.814	-	-	-	-	-

BRL	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	2.810	-	-	-	-	-

EUR	Nominal amount	63	13	16	-	-	-	92	11
	Average contract rate	1.283	0.753	1.140	-	-	-

CHF	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.107	-	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	654	129	76	12	6	-	877	(61)
	Average contract rate	1.281	1.240	1.210	1.088	1.125	-

USD	Nominal amount	-	1,355	-	-	-	-	1,355	(167)*
	Average contract rate	-	1.198	-	-	-	-

CHF	Nominal amount	65	31	5	4	3	-	108	(1)
	Average contract rate	1.522	1.495	1.461	1.443	1.427	-

GBP	Nominal amount	106	14	-	-	-	-	120	(1)
	Average contract rate	0.703	0.707	-	-	-	-

ZAR	Nominal amount	17	1	-	-	-	-	18	1
	Average contract rate	8.128	8.043	-	-	-	-

 *   As disclosed in Note 30 - Financial Instruments and Commodity Contracts of the financial statements for the year ended 31 December 2004, prepared in accordance with U.S. GAAP.

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

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to buy or sell goods and services would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited, except for a small trading portfolio not exceeding $50 million. For accounting policies relating to currency contracts, see Note 3 of the Financial Statements, prepared in accordance with U.S. GAAP.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at 31 December 2005 would be to increase net income over the period ending December 2007 by approximately $106 million ($64 million in 2006 and $42 million in 2007). As of 31 December 2004, such sensitivity was $70 million ($59 million in 2005 and $11 million in 2006). The results as of 31 December 2005 reflect a 10% reduction from the 31 December 2005, three-month LME aluminum closing price of $2,277 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December 2005. The Company's aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal.

Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales being hedged.  The effect of a reduction of 10% in aluminum prices on the Company's anticipated sales and purchases of aluminum is excluded from the sensitivity analysis above.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 25,000 tonnes. In addition, see page 24 of the Management's Discussion and Analysis.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is filed herewith as exhibit 99.3 and is incorporated by reference and includes the Financial Statements and Notes thereto and the "Auditors' Report", as well as the section entitled "Quarterly Financial Data".

The location of Financial Statements and other material required under this Item is found under Item 15 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

As of 31 December 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company's principal executive and financial officers), of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934). Based upon that evaluation, Alcan's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of 31 December 2005.

Management's report on internal control over financial reporting:

Management of Alcan is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15a-15(d) under the U.S. Securities Exchange Act of 1934). Alcan's internal control over financial reporting is a process designed under the supervision of Alcan's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP.

As of 31 December 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting as of 31 December 2005 was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of 31 December 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in exhibit 99.3 to this report.

Management's report on Financial Statements:

Management has concluded that the Financial Statements present fairly, in all material respects, the financial position of the Company as at 31 December 2005, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended 31 December 2005 in accordance with U.S. GAAP.  The Financial Statements have been audited by PricewaterhouseCoopers LLP.

ITEM 9B OTHER INFORMATION

The Company has nothing to report under this Item.

PART III

Information in this part is based on information contained in the Company's Proxy Circular dated 27 February 2006, except as otherwise provided.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.                  IDENTIFICATION OF DIRECTORS

Alcan has a Worldwide Code of Employee and Business Conduct that governs all employees of Alcan as well as the Directors. As an annex to the Code and supplemental thereto, the Company has adopted a Code of Ethics for Senior Financial Officers including the Chief Executive Officer, the Chief Financial Officer and the Controller, which is available on the Company's website at www.alcan.com.

Supplemental information required by this item, including information relating to the Audit Committee, is incorporated by reference to the Proxy Circular on pages 10 to 15, in the section entitled ''Corporate Governance Practices''.

The term of office of each Director runs from the time of his or her election to the close of the next succeeding annual meeting or until he or she ceases to hold office as such.

There are no family relationships among any Directors, nominees or Executive Officers of Alcan.

The following are nominees for election as Directors:

ROLAND BERGER, 68, Director since 2002; Munich, Germany.

Mr. Berger is non-executive chairman of Munich-based Roland Berger Strategy Consultants, one of the leading global strategy consultancies which he founded in 1967. He is also a member of various supervisory boards and consultant groups, pursues extensive commitments in the public sector and is an expert on corporate management and general economic and social issues.

CGC, HRC, EHSC

L. DENIS DESAUTELS, O.C., F.C.A., 62, Director since 2003; Ottawa, Ontario.

Mr. Desautels is executive-in-residence at the School of Management of the University of Ottawa. He was Auditor General of Canada from 1991 to 2001, prior to which he had been a senior partner of the accounting firm of Ernst & Young LLP. Mr. Desautels is chairman of the Laurentian Bank of Canada, a director of The Jean Coutu Group (PJC) Inc. (a leading distributor of pharmaceuticals and related products) and of Bombardier Inc. (a leading manufacturer of aircraft and transportation equipment) and vice chair of the Accounting Standards Oversight Council of the Canadian Institute of Chartered Accountants.

CGC, AC (C)

RICHARD B. EVANS, 58, Director since 19 October 2005; Montreal, Quebec.

See Item 10 (B) ("Identification of Executive Officers") below.

L. YVES FORTIER +, C.C., Q.C., 70, Director since 2002; Montreal, Quebec.

Mr. Fortier is Chairman of the Board of Alcan and is chairman and a senior partner of the law firm Ogilvy Renault in Montreal. From 1988 to 1992, he was Ambassador and Permanent Representative of Canada to the United Nations. He is also governor of Hudson's Bay Company (the largest Canadian department store retailer) and a director of NOVA Chemicals Corporation. Mr. Fortier is a trustee of the International Accounting Standards Committee.

CGC (C), EHSC

JEAN-PAUL JACAMON, 58, Director since 2004; Mareil-Marly, France.

Mr. Jacamon is non-executive chairman of Cameron France Holding (a leading manufacturer of precast concrete products) and of Gardiner Group (a distributor of electronic and surveillance systems). He was previously chief operating officer and director of Schneider Electric from 1996 to 2002. He is also a director of Le Carbone Lorraine (a world specialist in carbon and graphite products and their application), ASTEEL (a leader in computer software for business-to-business on the web) and AMEC plc (an international engineering services company).

CGC, HRC, EHSC

YVES MANSION, 55, Director since 2004; Paris, France.

Mr. Mansion is chairman and chief executive officer of Société Foncière Lyonnaise and a member of the French Collège de l'Autorité des marchés financiers. He was group managing director of Assurances Générales de France from 1990 to 2001. Mr. Mansion is a member of the supervisory board of Euler Hermes (a leading global credit insurance group).

CGC, AC, NC

GWYN MORGAN, 60, Director since 18 January 2006; Calgary, Alberta.

Mr. Morgan is executive vice chairman of EnCana Corporation (a leading oil and gas producer in North America), where he was founding president and chief executive officer until December 2005. From 1994 to 2002, he was president and chief executive officer of Alberta Energy Company which merged with PanCanadian Energy Corporation to create EnCana Corporation. He is the lead director of HSBC Bank Canada, a director of SNC‑Lavalin Group Inc. (a leading engineering and construction firm) and a member of the energy advisory board of Accenture Ltd. (a global management consulting and technology services company).

CGC, HRC

CHRISTINE MORIN-POSTEL, 59, Director since 2003; Neuilly sur Seine, France.

Mrs. Morin-Postel was, until 2003, executive vice president in charge of human resources at Suez Group (an international industrial and services group). She was previously chief executive officer of Société Générale de Belgique from 1998 to 2001. Mrs. Morin-Postel is a director of 3i Group plc (a world leader in venture capital), Royal Dutch Shell plc and Pilkington plc (a world leader in manufacturing of glass and glazing products).

CGC, HRC

H. ONNO RUDING, 66, Director since 2004; Brussels, Belgium.

Dr. Ruding was Minister of Finance of the Netherlands and was an executive director of the International Monetary Fund in Washington, D.C. and a member of the Board of managing directors of AMRO Bank in Amsterdam. He was, until 2003, vice chairman and director of Citicorp and Citibank, N.A. Dr. Ruding is a director of Corning Inc. (a diversified technology company), Holcim AG (a world leading supplier of cement, concrete and construction-related services) and RTL Group (a leading European commercial broadcaster). He is chairman of BNG NV (Bank for the Netherlands Municipalities) and the Centre for European Policy Studies (CEPS) in Brussels. Dr. Ruding is also a member of the international advisory committees of Citigroup and the Federal Reserve Bank of New York.

CGC, AC

GUY SAINT-PIERRE, C.C, 71, Director since 1994; Montreal, Quebec.

Mr. Saint-Pierre was, until 2004, chairman of the board of the Royal Bank of Canada. He was president and chief executive officer of SNC-Lavalin Group Inc. from 1989 to 1996 and chairman from 1996 to 2002. He was previously a director of BCE Inc. (Canada's largest communications company), Bell Canada, Telesat Canada and General Motors of Canada.

CGC, HRC, NC

GERHARD SCHULMEYER, 67, Director since 1996; Greenwich, Connecticut.

Mr. Schulmeyer is professor of practice at MIT Sloan School of Management. From 1998 until 2001, he was president and chief executive officer of Siemens Corporation (a leading company in electronics and electrical engineering). He serves on the boards of Zurich Financial Services, Ingram Micro Inc. (a wholesale provider of technology products and supply chain services) and Korn/Ferry International (a leader in executive recruitment).

CGC, HRC (C)

PAUL M. TELLIER, P.C., C.C., Q.C., 66, Director since 1998; Montreal, Quebec.

Mr. Tellier was, until December 2004, president and chief executive officer of Bombardier Inc. From 1992 to 2002, he was president and chief executive officer of the Canadian National Railway Company. From 1985 to 1992, he was Clerk of the Privy Council Office and Secretary to the Cabinet of the Government of Canada. He is a director of McCain Foods, Bell Canada, BCE Inc. and the advisory board of General Motors Canada. He is also a strategic advisor to Société Générale (Canada). In 2005, Mr. Tellier was an advisor to the Government of Canada in the softwood lumber negotiations with the United States.

CGC, AC, EHSC (C)

MILTON K. WONG, C.M., 67, Director since 2003; Vancouver, British Columbia.

Mr. Wong is non-executive chairman of HSBC Asset Management (Canada) Ltd. He was founder and chairman of M.K. Wong and Associates until it was sold in 1996 to HSBC. Mr. Wong is Chancellor Emeritus of Simon Fraser University of Burnaby, British Columbia. He serves as a director on the boards of the Aga Khan Foundation Canada, the Canada-U.S. Fulbright Program, the Pacific Salmon Endowment Society, Genome BC and the Pierre Elliott Trudeau Foundation. He is a member of the Canadian Judicial Council. He is the founder and past-chairman of The Laurier Institution, a non-profit organization for advancing knowledge of the economics of cultural diversity.

CGC, AC, HRC

Committee Memberships

CGC:	Corporate Governance Committee
AC:	Audit Committee
HRC:	Human Resources Committee
EHSC:	Environment, Health and Safety Committee
NC:	Nominating Committee

(C):	Committee Chairman

+    Mr. Fortier is a former director of Nortel Networks Corporation and, along with all Nortel directors and officers, was subject to a cease trade order in relation to Nortel securities issued on 17 May 2004 as a result of Nortel's failure to file financial statements in a timely manner. The cease trade order was lifted on 21 June 2005.

B.                  IDENTIFICATION OF EXECUTIVE OFFICERS

Each Executive Officer is appointed by the Board of Directors to hold office until his or her successor is appointed.

The following is information regarding Alcan's Executive Officers:

TRAVIS ENGEN, 61, President and Chief Executive Officer and Director, Alcan Inc.

Mr. Engen has been President and CEO of Alcan since March 2001 and a Director since 1996. He will be retiring on 11 March 2006 and is not standing for re-election as a Director. Prior to joining the Company, Mr. Engen had been chairman and chief executive of ITT Industries, Inc. since 1995. Mr. Engen is a director of Lyondell Chemical Company and the Canadian Council of Chief Executives. He is chairman of the World Business Council for Sustainable Development, the International Aluminium Institute and The Prince of Wales International Business Leaders Forum.

RICHARD B. EVANS, 58, Executive Vice President, Chief Operating Officer, Alcan Inc.

Mr. Evans has held this position since October 2005 and was appointed President and Chief Executive Officer effective 12 March 2006. He was previously Executive Vice President, Office of the President, overseeing two of Alcan's Business Groups (January 2002). Prior to the Novelis Spin-off, from 2002 to 2004, he had similar responsibility for Bauxite and Alumina, Primary Metal and Engineered Products. From 2000 to 2001, Mr. Evans was based in Zurich and was responsible for the merger integration of the Company and Alusuisse Group Ltd. (now a Subsidiary of Alcan as a result of its acquisition in 2000). He has held several positions within the Company, including President, Aluminum Fabrication, Europe (March 1999) and President, Fabricated Products, North America. Prior to joining the Company in January 1997, Mr. Evans held senior management positions with Kaiser Aluminum & Chemical Corporation. Mr. Evans is a director of Bowater Incorporated and the International Aluminium Institute.

MICHAEL HANLEY, 40, Executive Vice President and Chief Financial Officer, Alcan Inc.

Mr. Hanley has held this position since October 2005. He was previously Executive Vice President, Office of the President, overseeing two Business Groups while being interim Chief Financial Officer (May 2005). He was previously President and Chief Executive Officer, Alcan Bauxite and Alumina from 2002 to 2005. He has held several positions with the Company: Vice President, Investor Relations (September 2000), Vice President and Assistant Financial Controller, Global Fabrication (July 1999) and Director, Finance, Bauxite, Alumina and Chemicals Group (June 1998). Prior to joining the Company in June 1998, Mr. Hanley was vice president and chief financial officer of Gaz Metropolitain Inc. (a distributor of natural gas in Quebec and Vermont).

DAVID L. McAUSLAND, 52, Executive Vice President, Corporate Development and Chief Legal Officer, Alcan Inc.

Mr. McAusland has held this position since February 2005 and his responsibilities include worldwide legal and regulatory affairs, mergers, acquisitions and major transactions as well as corporate development initiatives. He joined the Company in June 1999 as Vice President, Chief Legal Officer and Secretary. Prior to joining, he was managing partner at Byers Casgrain, a Montreal law firm. Mr. McAusland is a director of Cogeco Inc. (a diversified communications company), Cogeco Cable Inc. and Cascades Inc. (a leader in the paper industry) and chairman of the National Circus School Foundation.

DANIEL GAGNIER, 59, Senior Vice President, Corporate and External Affairs, Alcan Inc.

Mr. Gagnier's responsibilities include corporate communications, international relations, government affairs, corporate security, environment, health and safety and sustainability. Mr. Gagnier was appointed Vice President, Corporate Affairs, in December 1994, and in 1995 his responsibilities were expanded to include environment, occupational health and safety issues for Alcan on a worldwide basis. Prior to joining Alcan, Mr. Gagnier held senior administrative positions with the Government of Canada.

JEAN-CHRISTOPHE DESLARZES, 42, Senior Vice President, Human Resources, Alcan Inc.

Mr. Deslarzes was appointed to this position effective 1 March 2006. He was previously Vice President, Human Resources and Environment, Health and Safety, Alcan Packaging since April 2003. He has held several positions with the Company including Vice President, Human Resources and Environment, Health and Safety, Rolled Products Europe (January 2002) and Vice President, Human Resources and Environment, Health and Safety, Aluminum Fabrication Europe (April 2001).

GASTON OUELLET, 63, Senior Vice President, Alcan Inc.

Mr. Ouellet has held this position since October 2000. Effective 1 March 2006, he will concentrate his activities on human resources matters in France. He was previously Senior Vice President, Human Resources, Alcan Inc. from 2000 to 2006. He was appointed Vice President, Human Resources in April 1993. Mr. Ouellet joined the Company in 1967.

JACYNTHE CÔTÉ, 47, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Bauxite and Alumina.

Mrs. Côté has held this position since June 2005. Prior to her current position, she was Vice President, Human Resources, Environment, Health and Safety, Alcan Primary Metal since January 2003. She has held several positions with the Company including Vice President, Business Planning and Development, Alcan Primary Metal (December 2000) and Works Director of the Lynemouth smelter (1999).

CYNTHIA CARROLL, 49, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Primary Metal.

Mrs. Carroll has held this position since January 2002 and her responsibilities include Alcan primary metal facilities and power generation installations. She has held several positions with the Company: President Bauxite, Alumina and Specialty Chemicals (1998), Managing Director of Aughinish Alumina Limited (1996) and Vice President/General Manager of Alcan Foil Products (1991).

MICHEL JACQUES, 54, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Engineered Products.

Mr. Jacques has held this position since October 2003. Prior to the Pechiney Combination, Mr. Jacques was Vice President, Strategic Management Support, a position he held since January 2002 and assisted the executive management team in addressing high value-at-stake issues and providing expertise to Business Groups. He has also held various positions with the Company: Director, Corporate Development (September 2000), Vice President, Metal Management, Business Planning and Development, Alcan Europe (1997), and Director, Metal Management, Logistics and Information Technology (1996).

CHRISTEL BORIES, 41, Senior Vice President, Alcan Inc., President and Chief Executive Officer, Alcan Packaging.

Mrs. Bories has held this position since December 2003. She joined Pechiney in April 1995 as Senior Vice President of Strategy and Control and Secretary to the Executive Committee. In 1998, she became Executive Vice President, member of the Executive Committee of Pechiney. In January 1999, she was appointed head of the Packaging Sector of Pechiney. She also supervised Pechiney's general procurement activities.

RHODRI J. HARRIES, 42, Vice President and Treasurer, Alcan Inc.

Mr. Harries joined the Company in August 2004. He is responsible for Alcan's global treasury activities, including financing, cash management, risk management, pension investments, insurance and corporate real estate. Prior to his current position, he was assistant treasurer of General Motors Corporation. He worked for over 15 years in treasury and finance positions with General Motors in Europe, North America and Asia-Pacific.

CESIDIO RICCI, 41, Vice President and Controller, Alcan Inc.

Mr. Ricci became Vice President and Controller in December 2005. Previously, he was Vice President, Business Finance Director, Engineered Products since February 2003. He has held several positions with the Company including Financial Director, Engineered Products and Composites (September 2002) and Financial Director, Bauxite, Alumina and Specialty Chemicals (July 1999).

PIERRE CHENARD, 45, Vice President and General Counsel, Operations, Alcan Inc.

Mr. Chenard has held this position since July 2005. He is responsible for providing legal services and support to all Business Groups and serves as the coordinator of the global legal group. He joined the Company in July 2000 as Director of Legal Services, Primary Metal. From 1988 to 2000, he was vice president, corporate development and general counsel of Cambior Inc. (a large Canadian gold producer).

ROY MILLINGTON, 46, Corporate Secretary, Alcan Inc.

Mr. Millington has held this position since July 2001. As senior legal counsel, he was previously based in Zurich and was active in the global legal integration of the Company and Alusuisse Group Ltd. He has been a member of Alcan's legal department since 1989 and served with British Alcan Aluminium plc from 1995 to 1997.

ITEM 11 EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Proxy Circular, on pages 23 to 31, in the section entitled "Executive Officers' Compensation".

Human Resources Committee Interlocks and Insider Participation

No member of the Human Resources Committee has ever been an officer or employee of the Company or of any of its Subsidiaries. None of the Company's Executive Officers serves on the board of directors or on the compensation committee of any other entity whose officers in turn served on either the Board or the Human Resources Committee.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to equity compensation plans is incorporated by reference in the Proxy Circular under the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" on page 25.

Share Ownership of Certain Beneficial Owners

The following shareholder reported to the SEC on Schedule 13G that it owned more than 5% of Alcan's Common Shares. Except as set forth below, to Alcan's knowledge as of the date of this report, no person owned beneficially 5% or more of Alcan's Common Shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Outstanding Common Shares Owned
Capital Group International, Inc. 11,100 Santa Monica Boulevard Los Angeles, California 90025	31,988,700(1)	8.6

(1)   Capital Group International, Inc. ("CGII") is the parent holding company of a group of investment management companies. It reported that it had sole power to vote 27,029,100 Shares, sole power to dispose of 31,988,700 Shares and shared power to vote or dispose of none of the Shares in a filing with the SEC on Form 13G/A on 9 February 2006. Capital Guardian Trust Company, an affiliate of CGII, also reported that it is the beneficial owner of 21,106,800 or 5.7% of the outstanding Common Shares which are included in the above-mentioned 31,988,700 Shares.

Share Ownership of Directors and Executive Officers

As of 1 March 2006, Directors and Executive Officers as a group beneficially own 403,475 Common Shares (including shares over which control or direction is exercised). This represents 0.1% of Common Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Proxy Circular) to purchase 4,267,064 Shares.

The following table lists ownership of Alcan's Common Shares by each Director, by each Named Executive Officer (as defined in the Proxy Circular) in the summary compensation table on page 23 of the Proxy Circular, and by all Directors and Executive Officers as a group as of 1 March 2006.

Name	Current Beneficial Holdings	Shares Subject to Options[1]	Stock Price Appreciation Units[2]	Number of Deferred Share Units		Number of Restricted Share Units[3]	Total

Roland Berger (D)	-	N/A	N/A	7,472	[4]	-	7,472
L. Denis Desautels (D)	960	N/A	N/A	5,971	[4]	-	6,931
L. Yves Fortier (D)	1,000	N/A	N/A	27,178	[4]	-	28,178
Jean-Paul Jacamon (D)	136	N/A	N/A	4,024	[4]	-	4,160
William R. Loomis (D)	10,000	N/A	N/A	13,093	[4]	-	23,093
Yves Mansion (D)	-	N/A	N/A	8,282	[4]	-	8,282
Gwyn Morgan (D)	15,000	N/A	N/A	-		-	15,000
Christine Morin-Postel (D)	-	N/A	N/A	9,790	[4]	-	9,790
H. Onno Ruding (D)	112	N/A	N/A	2,712	[4]	-	2,824
Guy Saint-Pierre (D)	17,734	N/A	N/A	11,345	[4]	-	29,079
Gerhard Schulmeyer (D)	2,421	N/A	N/A	11,158	[4]	-	13,579
Paul M. Tellier (D)	1,969	N/A	N/A	19,123	[4]	-	21,092
Milton K. Wong (D)	40,000	N/A	N/A	10,890	[4]	-	50,890
Travis Engen (D, O)	275,500	2,265,617	N/A	2,230	[4]	-	2,543,347
Richard B. Evans (D, O)	30,702	588,764	85,530	35,698	[5]	-	740,694
Michael Hanley (O)	1,790	198,868	N/A	-		-	200,658
Cynthia Carroll (O)	-	308,333	N/A	-		-	308,333
Michel Jacques (O)	-	31,704	130,282	2,238	[6]	-	164,224
All Directors and Officers as a group (28 individuals)	403,475	4,267,064	188,554	179,037		21,158	5,059,288

D - Director
O - Officer

1  Represents Shares that may be acquired through the exercise of B, C, D, and F options as described in the Proxy Circular on pages 24 and 25.

2  Indicates number of units awarded under the Alcan Stock Price Appreciation Unit Plan. The Plan is described on page 26 of the Proxy Circular. The units are payable in cash.

3  Certain Executive Officers hold restricted share units that were awarded in recognition of their contribution to the Pechiney Combination. The units are payable in Shares.

4  Indicates number of deferred share units awarded under the Non-Executive Deferred Share Unit Plan. The Plan is described on page 31 of the Proxy Circular. The units are payable in cash.

5  Mr. Evans holds 32,057 deferred shares units under the Executive Deferred Share Unit Plan, and 3,641 units under the Medium-Term Incentive Plan, which has been discontinued. The Executive Deferred Share Unit Plan is described on page 20 of the Proxy Circular. The units are payable in cash.

6  Mr. Jacques holds 2,238 deferred share units under the Executive Deferred Share Unit Plan. The units are payable in cash.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Executive Officers

The information required is incorporated by reference to the Proxy Circular, on page 33, in the section entitled "Indebtedness of Directors, Executive Officers and Employees".

The interest rate is currently nil on all outstanding option loans.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated by reference to the Proxy Circular, on pages 16 and 17, in the sections entitled "Report of the Audit Committee" and "Auditors".

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.   1.   FINANCIAL STATEMENTS

            The information required is filed as exhibit 99.3 and is incorporated by reference herein.

            List of Financial Statements included under Item 8 of this report:

            -  Independent Auditors' Report

            -  Consolidated Statement of Income

            -  Consolidated Balance Sheet

            -  Consolidated Statement of Cash Flows

            -  Notes to Financial Statements

            -  Quarterly Financial Data (unaudited)

            -  Eleven-Year Summary

2.   FINANCIAL STATEMENTS SCHEDULES

      The required information is shown in the Financial Statements or Notes thereto.

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

4.3        Shareholder Rights Agreement as re-confirmed and amended on 28 April 2005 between Alcan Inc. and CIBC Mellon Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 99 to the Company's Current Report on Form 8-K filed on 29 April 2005.)

(10)     Material Contracts:

10.1      Employment Agreement, dated 23 February 2001, with Travis Engen. (Incorporated by reference to exhibit 10.14 to the Annual Report on Form 10-K of the Company for 2000.)

10.2      Employment Agreement dated 31 December 2001 with Richard B. Evans. (Filed herewith.)

10.3      Employment Agreement dated 10 March 2005 with Michael Hanley. (Filed herewith.)

10.4      Employment Agreement dated 31 December 2001 with Cynthia Carroll. (Filed herewith.)

10.5      Employment Agreement dated 10 July 2003 with Michel Jacques. (Filed herewith.)

10.6      Change of Control Agreement dated 1 May 2005 with Travis Engen. (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on 29 July 2005.)

10.7      Change of Control Agreement dated 1 May 2005 with Richard B. Evans. (Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on 29 July 2005.)

10.8      Change of Control Agreement dated 1 May 2005 with Michael Hanley. (Filed herewith.)

10.9      Change of Control Agreement dated 1 May 2005 with Cynthia Carroll. (Incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed on 29 July 2005.)

10.10    Change of Control Agreement dated 1 May 2005 with Michel Jacques. (Filed herewith.)

10.11    Alcan Executive Share Option Plan, dated 30 April 1990, as amended. (Filed herewith.)

10.12    Alcan Executive Performance Award Plan revised as of October 1994. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 1994.)

10.13    Alcan Flexible Perquisites Program (Canada). (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)

10.14    Alcan Corporation Flexible Perquisites Program (U.S.), dated 1 January 2003. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 2003.)

10.15    Alcan Corporation Executive Company Vehicle Program (U.S.), dated 7 November 2000. (Incorporated by reference to exhibit 10.7 to the Annual Report on Form 10-K of the Company for 2003.)

10.16    Alcan Pension Plan for Officers, dated 1 January 2003. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 2003.)

10.17    B.C./Alcan Inc. 1997 Agreement. (Incorporated by reference to exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

10.18    Alcan Inc. Stock Price Appreciation Unit Plan, dated 27 September 2001, as amended. (Filed herewith.)

10.19    Alcan Inc. Deferred Share Unit Plan for Non-Executive Directors, dated 1 April 2001, as amended. (Filed herewith.)

10.20   Total Shareholder Return Performance Plan, dated 1 January 2002, as amended. (Filed herewith.)

10.21    Separation Agreement dated 31 December 2004 between Alcan Inc. and Novelis Inc. (Incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-K of the Company for 2004.)

10.22    Alcan Executive Deferred Share Unit Plan, dated 1 January 2003, as amended. (Filed herewith.)

(14.1)  Worldwide Code of Employee and Business Conduct. (Incorporated by reference to exhibit 14.1 to the Annual Report on Form 10-K of the Company for 2003.)

(14.2)  Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14.2 to the Annual Report on Form 10-K of the Company for 2003.)

(21)     The list of Subsidiaries and Related Companies of the Company. (Filed herewith.)

(23)     Consent of Independent Auditors. (Filed herewith.)

(24)     Powers of Attorney. (Filed herewith.)

(24.1)     Power of Attorney of L. D. Desautels

(24.2)     Power of Attorney of R. B. Evans

(24.3)     Power of Attorney of L. Y. Fortier

(24.4)     Power of Attorney of J.-P. Jacamon

(24.5)     Power of Attorney of W. R. Loomis, Jr.

(24.6)     Power of Attorney of Y. Mansion

(24.7)     Power of Attorney of G. Morgan

(24.8)     Power of Attorney of C. Morin-Postel

(24.9)     Power of Attorney of H. O. Ruding

(24.10)   Power of Attorney of G. Saint-Pierre

(24.11)   Power of Attorney of G. Schulmeyer

(24.12)   Power of Attorney of P. M. Tellier

(31.1)  Section 302 Certification signed by Travis Engen on 8 March 2006. (Filed herewith.)

(31.2)  Section 302 Certification signed by Michael Hanley on 8 March 2006. (Filed herewith.)

(32.1)  Section 906 Certification signed by Travis Engen on 8 March 2006. (Filed herewith.)

(32.2)  Section 906 Certification signed by Michael Hanley on 8 March 2006. (Filed herewith.)

(99.1)  Proxy Circular. (Filed herewith.)

(99.2)  Management's Discussion and Analysis of Financial Condition and Results of Operations. (Filed herewith.)

(99.3)  Financial Statements. (Filed herewith.)

Amendments and modifications to other exhibits previously filed have been omitted when in the opinion of the Company such exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as exhibits.

No other instruments defining the rights of holders of long-term debt of the Company have been filed as exhibits because no such instruments met the threshold materiality requirements under Regulation S-K. The Company agrees, however, to furnish a copy of any such instruments to the SEC upon request.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCAN INC.

8 March 2006	By:	*
L. Yves Fortier, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 8 March 2006.

/s/ Travis Engen
Travis Engen, Director, President and Chief Executive Officer
(Principal Executive Officer)

Roland Berger, Director

*
L. Denis Desautels, Director

*
Richard B. Evans, Director, Executive Vice President and Chief Operating Officer

*
L. Yves Fortier, Chairman of the Board

*
Jean-Paul Jacamon, Director

*
William R. Loomis, Jr., Director

*
Yves Mansion, Director

*
Gwyn Morgan, Director

*
Christine Morin-Postel, Director

*
H. Onno Ruding, Director

*
Guy Saint-Pierre, Director

*
Gerhard Schulmeyer, Director

*
Paul M. Tellier, Director

Milton K. Wong, Director

/s/ Michael Hanley
Michael Hanley, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Cesidio Ricci
Cesidio Ricci, Vice President and Controller
(Principal Accounting Officer)

* By: Roy Millington as Attorney-in-fact