Form 10-Q
period 2006-03-31
ALCAN INC
filed 2006-05-10
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes    X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X            Accelerated filer ____                 Non-accelerated filer  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes          No   X

At May 2, 2006 the registrant had 374,513,892 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

Three months ended March 31	2006	2005
(in millions of US$, except per share amounts)
Sales and operating revenues	5,550	5,178

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and
amortization noted below	4,128	4,090
Depreciation and amortization	251	272
Selling, administrative and general expenses	364	380
Research and development expenses	52	49
Interest	76	85
Restructuring charges - net (note 6)	14	23
Other expenses (income) - net (note 10)	(31)	1
	4,854	4,900
Income from continuing operations before income taxes and other items	696	278
Income taxes (note 9)	269	98
Income from continuing operations before other items	427	180
Equity income	28	29
Minority interests	(1)	(1)
Income from continuing operations	454	208
Income from discontinued operations (note 4)	3	10
Income before cumulative effect of accounting change	457	218
Cumulative effect of accounting change, net of income
taxes of $2 (nil in 2005) (note 2)	(4)	-
Net income	453	218
Dividends on preference shares	2	2
Net income attributable to common shareholders	451	216
Earnings (Loss) per share (note 5)
Basic:
Income from continuing operations	1.21	0.56
Income from discontinued operations	0.01	0.02
Cumulative effect of accounting change	(0.01)	-
Net income per common share - basic	1.21	0.58
Diluted:
Income from continuing operations	1.20	0.56
Income from discontinued operations	0.01	0.02
Cumulative effect of accounting change	(0.01)	-
Net income per common share - diluted	1.20	0.58
Dividends per common share	0.15	0.15

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2006	December 31, 2005
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	203	181
Trade receivables (net of allowances of $59 in 2006 and $56 in 2005)	2,807	2,308
Other receivables	1,194	946
Deferred income taxes	150	150
Inventories (note 11)	2,867	2,734
Current assets held for sale (note 4)	17	119
Total current assets	7,238	6,438

Deferred charges and other assets	1,253	1,052
Investments	1,533	1,511
Deferred income taxes	794	863
Property, plant and equipment
Cost (excluding Construction work in progress)	17,152	16,990
Construction work in progress	1,949	1,604
Accumulated depreciation	(7,857)	(7,561)
	11,244	11,033
Intangible assets (net of accumulated amortization of $253 in 2006
and $233 in 2005)	1,001	1,013
Goodwill	4,649	4,713
Long-term assets held for sale (note 4)	2	15
Total assets	27,714	26,638

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	March 31, 2006	December 31, 2005
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	4,885	4,608
Short-term borrowings	308	348
Debt maturing within one year	823	802
Deferred income taxes	28	25
Current liabilities of operations held for sale (note 4)	12	62
Total current liabilities	6,056	5,845

Debt not maturing within one year	5,219	5,265
Deferred credits and other liabilities	1,907	1,608
Post-retirement benefits	3,091	3,037
Deferred income taxes	1,174	1,172
Minority interests	68	67

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,267	6,181
Additional paid-in capital	688	683
Retained earnings	3,442	3,048
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive loss (note 14)	(327)	(397)
	10,039	9,484
	10,199	9,644

Commitments and contingencies (note 13)

Total liabilities and shareholders' equity	27,714	26,638

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31	2006	2005
(in millions of US$)

OPERATING ACTIVITIES

Net income	453	218
Income from discontinued operations	(3)	(10)
Income from continuing operations	450	208
Adjustments to determine cash from operating activities:
Cumulative effect of accounting change	4	-
Depreciation and amortization	251	272
Deferred income taxes	144	55
Equity income, net of dividends	(16)	(27)
Asset impairment charges	9	8
Gain on disposal of businesses and investments - net	-	(1)
Stock option compensation	25	5
Change in operating working capital
Change in receivables	(513)	(418)
Change in inventories	(78)	14
Change in payables and accrued liabilities	(1)	(237)
Change in deferred charges, other assets, deferred credits and
other liabilities, and post-retirement benefits - net	92	107
Other - net	-	(48)
Cash from (used for) operating activities in continuing operations	367	(62)

Cash from operating activities in discontinued operations	-	68

Cash from operating activities	367	6

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	17	436
Debt repayments	(66)	(636)
Short-term borrowings - net	(36)	(2,022)
Common shares issued	67	4
Dividends - Alcan shareholders (including preference)	(58)	(58)
- Minority interests	(1)	-
Cash used for financing activities in continuing operations	(77)	(2,276)

Cash used for financing activities in discontinued operations	-	(37)

Cash used for financing activities	(77)	(2,313)

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

Three months ended March 31	2006	2005
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(431)	(292)
Business acquisitions and purchase of investments, net of cash and time
deposits acquired	(38)	-
Net proceeds from disposal of businesses, investments and other assets	198	4
Settlement of amounts due from Novelis - net	-	2,535
Cash from (used for) investment activities in continuing operations	(271)	2,247

Cash used for investment activities in discontinued operations	-	(57)

Cash from (used for) investment activities	(271)	2,190

Effect of exchange rate changes on cash and time deposits	3	(18)
Increase (Decrease) in cash and time deposits	22	(135)

Cash and time deposits - beginning of period	181	340
Cash and time deposits - end of period	203	205

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows in accordance with U.S. GAAP.  The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year.

2.     ACCOUNTING CHANGES

SFAS No. 123(R) - Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values.  The fair value of options granted after January 1, 2006 is determined using a lattice model, whereas the fair value of options granted prior to that date was determined using the Black-Scholes valuation model.  The Company had previously adopted the fair-value based method of accounting for stock options using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective January 1, 2004.  This method is accepted under SFAS No. 123(R).

On January 1, 2006, the Company recorded an after-tax charge of $4, using the modified prospective application method, in Cumulative effect of accounting change, to record all outstanding liability awards, previously measured at their intrinsic value, at their fair value.  See note 8 - Stock Options and Other Stock-Based Compensation.

SFAS No. 151 - Inventory Costs

On January 1, 2006, the Company adopted the provisions of SFAS No. 151, Inventory Costs, on a prospective basis.  This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal".  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of this standard did not impact the Company's financial statements.

2.     ACCOUNTING CHANGES (cont'd)

SFAS No. 154 - Accounting Changes and Error Corrections

On January 1, 2006, the Company adopted the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle.  The statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle versus including the cumulative effect of changing to the new accounting principle in net income.  SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error.  The adoption of this standard did not impact the Company's financial statements.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets.  The new standard, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value.  If an entity uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities, it can simplify its accounting since SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instuments in the same accounting period.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006.  The Company does not anticipate that its financial statements will be significantly impacted by this statement.

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On December 29, 2004, the Company announced that, following an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest.  The transaction was completed on March 15, 2005 at a value of $104.  Under the terms of this agreement, Mytilineos Holdings S.A. and certain affiliated companies acquired from the Company a 53% equity position in AdG.  On March 31, 2006, the balance of the Company's interest in AdG, some 7.2%, was sold by the Company to Mytilineos Holdings S.A. for net proceeds of $13.

Primary Metal

On June 1, 2005, the Company completed the sale of Pechiney Électrométallurgie to Ferroatlántica, S.L. of Spain for net proceeds of $150.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004.  The Company's decision to sell this business was based on an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition and is consistent with the Company's strategy of divesting non-core activities.

Engineered Products

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets that are not part of its core operations.  The assets are used to supply castings and components to the automotive industry.  On March 31, 2006, the Company sold these assets to AluCast GmbH for net proceeds of approximately nil.

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

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

Other

In the fourth quarter of 2005, a decision was taken to close the Company's copper trading business.  The closure was substantially completed by the end of 2005.

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

Selected financial information for the businesses included in discontinued operations is reported below:

Three months ended March 31	2006	2005

Sales	55	198
Income (Loss) from operations	(2)	4
Gain on disposal - net	1	9
Pre-tax income (loss)	(1)	13
Income tax recovery (expense)	4	(3)
Income from discontinued operations	3	10

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	March 31, 2006	December 31, 2005
Current assets held for sale:
Trade receivables	10	30
Other receivables	5	51
Deferred income taxes	2	2
Inventories	-	36
	17	119
Long-term assets held for sale:
Deferred charges and other assets	-	13
Property, plant and equipment, net	2	2
	2	15
Current liabilities of operations held for sale:
Payables and accrued liabilities	12	62
	12	62

5.    EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period.  The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

Three months ended March 31	2006	2005
Numerator:
Income from continuing operations	454	208
Less: dividends on preference shares	(2)	(2)
Income from continuing operations attributable to
common shareholders	452	206
Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	373	370
Effect of dilutive stock options	2	1
Adjusted weighted average of outstanding shares - diluted	375	371
Earnings per common share - basic	1.21	0.56
Earnings per common share - diluted	1.20	0.56

In the first quarter of 2006, options to purchase 1,062,853 common shares (2005: 3,419,494) at a weighted average grant price of CAN$53.67 per share (2005: CAN$51.82) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at March 31, 2006, there were 373,825,399 (2005: 370,067,814) common shares outstanding.

6.    RESTRUCTURING PROGRAMS

Q1 2006 Restructuring Activities

There were no new restructuring activities in the first quarter of 2006.

2005 Restructuring Activities

As part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins, the Packaging Group is pursuing plans to restructure certain businesses, notably Global Beauty Packaging and Food Packaging Europe.  A restructuring charge of $485 (Q1: $11; Q2: $31; Q3: $37; Q4: $406) was taken in 2005 to reflect the ongoing implementation of this strategy.  This charge is comprised of severance costs of $94 (Q1: nil; Q2: $26; Q3: $7; Q4: $61), asset impairment charges of $331 (Q1: $7; Q2: $(2); Q3: $17; Q4: $309) and other charges of $60 (Q1: $4; Q2: $7; Q3: $13; Q4: $36).  In addition to these restructuring charges, other costs of $2 (Q1: nil; Q2: nil; Q3: nil; Q4: $2) were recorded in Cost of sales and operating expenses.  In the first quarter of 2006, the Company incurred an additional $9 of restructuring charges.  This charge is comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2.  The Company expects to incur an additional $79 of charges related to the activities initiated and approved as of December 31, 2005, and these restructurings should be completed during the first half of 2007.

On November 29, 2005, the Company announced that it will close its Vernon, California, aluminum cast plate facility (Engineered Products) effective January 21, 2006 as a result of competitive pressures in a challenging economic environment.  The closure was substantially completed during the first quarter of 2006.  In addition to the Vernon closure, Engineered Products underwent continued restructuring in 2005.  The Company recorded restructuring charges of $17 related to these activities consisting of severance costs of $13 and asset impairment charges of $4.  In addition to these restructuring charges, $14 of additional pension costs related to the Vernon closure, and $4 of additional environmental costs related to other restructurings, were recorded in Cost of sales and operating expenses.  No further charges are expected to be incurred in connection with the Vernon closure.

6.     RESTRUCTURING PROGRAMS (cont'd)

In the fourth quarter of 2005, the Company recorded restructuring charges of $115 related to the closure of its aluminum smelter in Lannemezan, France, and its Steg primary aluminum smelter in Switzerland (Primary Metal) due to escalating energy costs.  The closure process for Lannemezan is expected to begin by June 2006 and be completed, at the latest, during the course of 2008.  The closure of Steg was completed in April 2006.  These charges were comprised of severance costs of $43, asset impairment charges of $61, and other charges of $11.  No further charges are expected to be incurred in connection with these closures.

On September 14, 2005, the Company announced that its subsidiary, Société Générale de Recherches et d'Exploitations Minières (Sogerem) (Bauxite and Alumina), had begun an information and consultation process with its employee representatives and local partners due to the exhaustion of mining resources in the Tarn region of France. The discussions focused on identifying solutions for all those that would be affected by the potential conclusion of its fluorspar mining operations during the first half of 2006.  In relation to this activity, the Company recorded restructuring charges of $9 comprising $6 of severance costs, $2 of other costs and $1 of asset impairment charges during the third quarter of 2005.  In addition to the $9 of restructuring charges, $5 relating principally to additional asset retirement obligations were recorded, as a result of this activity, in Cost of sales and operating expenses.  In the first quarter of 2006, the Company incurred additional other restructuring charges of $2 comprised of legal costs.  No further charges are expected to be incurred.

In the second quarter of 2005, the Company announced the restructuring of its Engineered Products facilities in Singen, Germany, and Sierre, Switzerland, in order to improve efficiency and ensure their long-term viability.  Alcan will integrate its extrusion activities at the Singen and Sierre sites and restructure the automotive structures and composites into its operations at Singen.  The Company incurred $30 (Q1: $1; Q2: $27; Q3: nil; Q4: $2) of severance charges.  This restructuring is expected to be completed by the end of 2006.

In 2005, the Company incurred $5 (Q1: nil; Q2: $14; Q3: nil; Q4: $(9)), mostly related to severance costs, in connection with the exit from the Mercus and Froges high-purity-metal processing operations in France (Engineered Products), which occurred during the first quarter of 2006.

In 2005, the Company recorded other restructuring charges of $9 (Q1: $3; Q2: $2; Q3: $1; Q4: $3) consisting of severance costs of $6 (Q1: $1; Q2: $3; Q3: nil; Q4: $2) relating principally to additional Pechiney involuntary termination costs in Primary Metal and the closure of a Balsa composites plant in Guayaquil, Ecuador (Engineered Products), asset impairment charges of $2 (Q1: $2; Q2: nil; Q3: nil; Q4: nil) related to a Pechiney facility in China (Engineered Products) and other costs of $1 (Q1: nil; Q2: nil; Q3: nil; Q4: $1) in Primary Metal.  In the first quarter of 2006, the Company incurred additional severance charges of $1 in Primary Metal.

2004 Restructuring Activities

In line with the Company's objective of value maximization, the Company undertook various restructuring initiatives in 2004.

Pechiney

In 2004, the Company recorded liabilities of $193 for restructuring costs in connection with the exit of certain operations of Pechiney, and these costs were recorded in the allocation of the purchase price.  These costs relate principally to severance costs of $121 related to the involuntary termination of Pechiney employees in France (Primary Metal, Engineered Products, Packaging and Other), as well as other severance costs of $54, principally comprising $21 relating to a plant closure in Barcelona, Spain (Packaging), $17 relating to a planned plant closure in Flemalle, Belgium (Entities transferred to Novelis), $5 relating to a plant closure in Garbagnate, Italy (Packaging), and $1 relating to the downsizing of a plant in Kolin in the Czech Republic (Packaging).  A restructuring provision of $21 related to the plant closure in Flemalle was transferred to Novelis in 2005 following the spin-off.

6.     RESTRUCTURING PROGRAMS (cont'd)

Other 2004 restructuring activities

In the third quarter of 2004, the Company incurred restructuring charges of $19 relating to the consolidation of its U.K. aluminum sheet rolling activities in Rogerstone, Wales, in order to improve competitiveness through better capacity utilization and economies of scale.  Production ceased at the rolling mill in Falkirk, Scotland, in December 2004.  The charges include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $3 of decommissioning, environmental costs and other charges.  These entities and the related restructuring provision of $5 was transferred to Novelis in 2005 following the spin-off.

In 2004, the Company incurred restructuring charges of $7 relating to the closure of two corporate offices in the U.K. and Germany (Other).  The charges include $4 related to severance costs and $3 related to lease exit costs and costs to consolidate facilities.  In 2005, the Company incurred additional severance and exit costs of $2 (Q1: $3; Q2: $(3); Q3: nil; Q4: $2) in relation to the closure of its corporate office in the U.K.  The restructuring provision of $3 related to the closure of the corporate office in Germany was transferred to Novelis in 2005 following the spin-off.

In November 2004, the Company announced the downsizing of its Alcan Mass Transportation Systems business unit in Zurich, Switzerland (Engineered Products), as a result of changing market conditions and business realities.  In the fourth quarter of 2004, the Company incurred restructuring charges of $5 consisting of $4 of asset impairment charges, and $1 of other charges.  In 2005, the Company incurred additional severance charges of $4 (Q1: $2; Q2: $1; Q3: $1; Q4: nil), asset impairment charges of $1 (Q1: $1; Q2: nil; Q3: nil; Q4: nil) and other costs of $3 (Q1: nil; Q2: nil; Q3: nil; Q4: $3) relating to the downsizing of this business.  In addition, the Engineered Products group incurred restructuring charges of $9 in 2004 relating to both the closure of a composites facility in the U.S., and process reengineering at certain facilities in Switzerland and Germany.  The 2004 charges consisted of severance costs of $6, asset impairment charges of $2 and other costs of $1.

In 2004, the Company incurred restructuring charges of $39 relating to exit costs incurred in connection with certain non-strategic packaging facilities located in the U.S. and France.  These charges consist of severance costs of $23, asset impairment charges of $11 and other charges of $5.

In early 2004, the Company permanently halted production at its Jonquière Söderberg primary aluminum facility in Saguenay, Quebec (Primary Metal).  As a result, the Company recorded charges of $14 in 2004 comprising $5 of severance costs, $5 of asset impairment charges, and $4 of other costs.  In 2005, the Company incurred additional restructuring charges of $5 (Q1: $1; Q2: nil; Q3: nil; Q4: $4) consisting of severance costs of $3 (Q1: nil; Q2: nil; Q3: nil; Q4: $3) and other costs of $2 (Q1: $1; Q2: nil; Q3: nil; Q4: $1).  In the first quarter of 2006, the Company incurred additional other restructuring charges of $1.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at January 1, 2005	200	-	46	246

2005:
Provisions transferred to Novelis	(31)	-	(14)	(45)
Charges recorded in the statement of income	204	400	81	685
Cash payments - net	(118)	-	(40)	(158)
Non-cash items	(12)	(400)	(16)	(428)
Provision balance as at December 31, 2005	243	-	57	300

Q1 2006
Charges recorded in the statement of income	4	5	5	14
Cash payments - net	(37)	-	(8)	(45)
Non-cash items	7	(5)	-	2
Provision balance as at March 31, 2006	217	-	54	271

* Fair value of assets was determined using discounted future cash flows.

6.     RESTRUCTURING PROGRAMS (cont'd)

The schedule below shows details of the charges by operating segment:

Charges recorded in the statement of income in Other expenses (income) - net

Three months ended March 31, 2006	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	-	-	2	2
Primary Metal	1	-	1	2
Engineered Products	1	-	-	1
Packaging	2	5	2	9
Total	4	5	5	14

For the quarter ended March 31, 2006, $11 (2005: $16) of the restructuring charges above are excluded from the measurement of the profitability of the Company's operating segments (Business Group Profit), as they relate to major corporate-wide acquisitions or initiatives.  See note 7 - Information by Operating Segment.

7.     INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis.  The operating management structure is comprised of four operating segments:  Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging.  The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP).  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, and pension actuarial gains, losses and other adjustments, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  The unrealized change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Bauxite and Alumina as well as from the Primary Metal groups represent mainly profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company's fabricating and packaging operations.  Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

(1)

The operating segments include the Company's proportionate share of joint ventures (including joint ventures accounted for using the equity method) and certain other equity-accounted investments as they are managed within each operating segment, with the adjustments for these investments shown on a separate line in the reconciliation to Income from continuing operations; and

(2)	Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

The operating segments are described below.

Bauxite and Alumina

Headquartered in Montreal, Canada, this group comprises Alcan's worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning and/or operating six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries.  This group also comprises sales of technology and technical assistance and a bauxite and alumina trading business.

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and cathodes, as well as aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries.  The Company has relocated the operational headquarters of its European primary aluminum business to Voreppe, France.

Engineered Products

Headquartered in Paris, France, this group produces extruded, rolled and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as    aluminum-plastic, fibre reinforced plastic and foam-plastic in 49 plants located in 11 countries.   Also included in Engineered Products are 33 service centres in 11 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers, and 33 offices in 29 countries that sell and source specialty products and materials for industrial applications in 65 countries.

Packaging

Also headquartered in Paris, this group consists of the Company's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 144 plants in 30 countries.   This group produces packaging from a number of different materials, including plastic, aluminum, paper, paperboard, glass and steel.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Intersegment		Third Parties
Three months ended March 31	2006	2005	2006	2005
Sales and operating revenues
Bauxite and Alumina	470	357	313	373
Primary Metal	571	455	2,011	1,656
Engineered Products	44	114	1,679	1,560
Packaging	-	2	1,501	1,584
Adjustments for equity-accounted joint ventures and
certain investments	-	-	36	(9)
Other	(1,085)	(928)	10	14
	-	-	5,550	5,178

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Three months ended March 31	2006	2005
Business Group Profit (BGP)
Bauxite and Alumina	129	97
Primary Metal	758	431
Engineered Products	154	115
Packaging	145	154
Adjustments for equity-accounted joint ventures and
certain investments	(71)	(74)
Adjustments for mark-to-market of derivatives	14	(3)
Depreciation and amortization	(251)	(272)
Intersegment, corporate offices and other	(106)	(85)
Equity income	28	29
Interest	(76)	(85)
Income taxes	(269)	(98)
Minority interests	(1)	(1)
Income from continuing operations	454	208

Risk Concentration

The Company's consolidated sales and operating revenues for the three months ended March 31, 2006 include $623 (2005: $597) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 11% (2005: 12%) of consolidated sales and operating revenues for the three months ended March 31, 2006.

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Alcan Executive Share Option Plan

Under the Alcan Executive Share Option Plan, certain key employees may purchase common shares at an exercise price that is based on the market value of the shares on the date of the grant of each option.  These common shares are issued from treasury.  Options granted beginning in 1998 vest (not less than three months after the grant date) in respect of one-third of the grant when the market value of the share has increased by 20% over the exercise price, two-thirds of the grant when the market value of the share has increased by 40%, and the entire amount of the grant when the market value of the share has increased by 60%.  The market value must exceed these thresholds for at least 21 consecutive trading days.  All options that do not attain the thresholds above vest nine years after the grant date.  All options expire ten years after the grant date.  In the event of death or retirement, any remainder of this ten-year period in excess of five years is reduced to five years, and the said thresholds are waived.  Options granted before 1998 vest generally over a fixed period of four years from the grant date and expire at various dates during the next ten years.  In respect of certain options granted to certain senior executives in 1996, 1997 and 1998, the Company granted further options.  The grant shall become effective upon the exercise of the associated options and upon the executive placing at least one-half of the common shares resulting from the exercise of these options, in trust with an agency named by the Company, for a minimum period of five years.  The exercise price of these options is based on the market value of the common shares on the exercise date of the associated options.  These options are exercisable in the same manner, and will also terminate on the same date, as the associated options.  The vesting provisions of these options are identical to those of the associated options.

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

On January 6, 2005, Alcan Executive Share Options to purchase 1,368,686 shares, granted to Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled.

As a result of the spin-off of Novelis, Alcan Executive Share Options held prior to the spin-off of Novelis were converted to new options, the number and exercise prices of which were based on the trading prices of Alcan shares immediately before and immediately after the effective date of the spin-off to preserve the economic value of the option grants.  This amounted to a conversion ratio of one share under the original grants to 1.1404 shares under the new options and the exercise price per option was reduced accordingly.

Changes in the number of shares under options as well as the average exercise price are summarized below:

	Number of Shares Under Options (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	11,295	43.40
Granted	167	49.59
Exercised	(1,209)	39.83
Forfeited	(29)	45.85
Outstanding - March 31, 2006	10,224	43.92
Exercisable - March 31, 2006	3,351	40.41

Shares under Options Outstanding at March 31, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
902	30.43-35.00	33.76	5.65
3,026	35.01-40.00	38.41	8.61
1,477	40.01-45.00	40.99	3.76
1,546	45.01-50.00	46.59	7.50
3,273	50.01-56.34	51.86	7.32
10,224	30.43-56.34	43.92

Shares under Options Exercisable and Fully Vested at March 31, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
606	30.43-35.00	33.62	5.07
1,181	35.01-40.00	38.65	7.01
995	40.01-45.00	41.07	3.01
162	45.01-50.00	46.63	4.12
407	50.01-56.34	51.56	4.41
3,351	30.43-56.34	40.41

At March 31, 2006, the Company had 22,386,407 shares reserved for issue under the Alcan Executive Share Option Plan.

The total intrinsic value of the Alcan Executive Share Options exercised during the three-month period ended    March 31, 2006 is $13 (2005: $1). For the three-month period ended March 31, 2006, the Company received $42 from the exercise of Alcan Executive Share Options (2005: $3).

The total intrinsic value of Alcan Executive Share Options fully vested at March 31, 2006 is $38 (2005: $20).  The total compensation cost related to nonvested Alcan Executive Share Options not yet recognized is $67 at       March 31, 2006.  The weighted-average period over which this cost is expected to be recognized is three years. The fair value of options vested during the three-month period ended March 31, 2006 is $10 (2005: nil).

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

For all Alcan Executive Share Options granted subsequent to December 31, 2005, the fair value is estimated using a Monte Carlo simulation model.  As the Alcan Executive Share Options contain a market condition, which should be reflected in the grant date fair value of the options, the Company prospectively changed its valuation technique based on further clarification provided in SFAS No. 123(R).  The Monte Carlo simulation model explicitly considers market conditions and in doing so, provides a better estimate of fair value than the Black-Scholes option pricing model used in prior years.  The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award.  The valuation model used the following assumptions:

Dividend yield (%)	1.66
Expected volatility (%)	31.78
Risk-free interest rate (%)	4.35-4.86
Original term of awards (years)	10

The weighted average grant date fair value for Alcan Executive Share Options issued during the first quarter of 2006 is $13.94 (2005: nil).

Derived Service Period

For options granted during the first quarter of 2006, the requisite service period is derived for the three vesting tranches described above using the same Monte Carlo simulation.  The fair values of the options for each of the first, second and third tranches are recognized as compensation expense over a requisite service period of one, two and three years, respectively.  The Company changed its method of calculating the requisite service period based on further clarification provided in SFAS No. 123(R), as the Alcan Executive Share Options contain a market condition.

Pechiney Stock Option Plans

Under the stock option plans of Pechiney, now a wholly-owned subsidiary of Alcan, certain officers and employees were granted options to subscribe to or to purchase Pechiney common shares.

Alcan and Pechiney agreed on the terms of a liquidity agreement which has been made available to beneficiaries of Pechiney subscription and purchase options ("Liquidity Agreement"). The Liquidity Agreement allowed the holders of Pechiney options to either (a) exchange their Pechiney shares resulting from the exercise of the Pechiney options for Alcan common shares on the basis of a ratio equivalent to the consideration offered under Alcan's public offer for Pechiney or (b) give up their Pechiney options and receive new options to subscribe for Alcan common shares on the basis of a ratio equivalent to the consideration offered under Alcan's public offer for Pechiney. Upon the clearance by the French Autorité des marchés financiers of Alcan's initial public offer for Pechiney securities on July 16, 2003, the Pechiney options became fully vested.  The Alcan common shares are issued from treasury.

Changes in the number of Alcan shares under Pechiney options as well as the average exercise price are summarized below:

	Number of Shares Under Pechiney Options (in thousands)	Weighted Average Exercise Price (€)
Outstanding - January 1, 2006	3,670	31.63
Exercised	(507)	28.53
Forfeited	(8)	37.51
Outstanding and Exercisable - March 31, 2006	3,155	32.11

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

Shares under Pechiney Options Outstanding and Exercisable at March 31, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (€)	WEIGHTED AVERAGE EXERCISE PRICE (€)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
369	16.73-19.92	19.77	6.50
107	23.50-23.92	23.58	2.85
1,185	29.07-31.36	29.87	4.34
1,494	37.53-37.67	37.54	5.94
3,155	16.73-37.67	32.11

Under the terms of the Liquidity Agreement, a maximum of 3,890,542 Alcan common shares can be issued.

As part of the cost of the acquisition of Pechiney, an amount of $80 was recognized for the fair value of the Pechiney options and credited to Additional paid-in capital.  The Black-Scholes valuation model was used to determine the fair value of Pechiney options. The weighted average assumptions used were a dividend yield of 2.19%, an expected volatility of 52.50%, a market risk-free interest rate of 3.99% and an expected life of seven years.

The total intrinsic value of Pechiney options exercised during the three-month period ended March 31, 2006 is $6 (2005: nil).  For the three-month period ended March 31, 2006, the Company received $17 from the exercise of Pechiney options (2005: nil).

Other Stock-Based Compensation Plans

Stock Price Appreciation Unit Plan

A small number of employees are entitled to receive Stock Price Appreciation Units (SPAU) whereby they are entitled to receive cash in an amount equal to the excess of the market value of a common share on the date of exercise of a SPAU over the market value of a common share as of the date of grant of such SPAUs.  SPAUs vest in the same manner as the Alcan Executive Share Options granted beginning in 1998.  On January 6, 2005, 211,035 SPAUs, representing SPAUs held by Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled.   The remaining SPAUs were converted in the same manner as described under the Alcan Executive Share Option Plan.

As described in Note 2 - Accounting Changes - Share-Based Payment, the Company began recording all outstanding liability awards at fair value on January 1, 2006.  Accordingly, the Company recorded an after-tax charge of $4 using the modified prospective application method in Cumulative effect of accounting change to record all outstanding SPAUs, previously measured at their intrinsic value, at their fair value.  Prior periods have not been restated.  The fair value of all outstanding SPAUs was estimated using the Monte Carlo simulation model described under the Alcan Executive Share Option Plan.

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

The change in SPAUs for the three-month period ended March 31, 2006 is as follows:

	Number of SPAUs (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	1,019	42.09
Exercised	(132)	38.40
Outstanding - March 31, 2006	887	42.65
Exercisable - March 31, 2006	299	40.02

SPAUs Outstanding at March 31, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
107	34.04-35.00	34.04	5.09
202	35.01-40.00	38.24	9.46
193	40.01-45.00	40.86	4.78
217	45.01-50.00	46.16	5.92
168	50.01-50.99	50.99	8.49
887	34.04-50.99	42.65

SPAUs Exercisable at March 31, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
74	34.04-35.00	34.04	4.49
57	35.01-40.00	38.21	9.44
92	40.01-45.00	40.86	4.00
76	45.01-50.00	46.16	3.01
-	50.01-50.99	-	-
299	34.04-50.99	40.02

The total intrinsic value for SPAUs redeemed during the three-month period ended March 31, 2006 is $1 (2005: nil).

The total intrinsic value of SPAUs fully vested at March 31, 2006 is $4.  The total compensation cost related to nonvested SPAUs not yet recognized is $6 at March 31, 2006.  The weighted-average period over which this cost is expected to be recognized is three years.

For the three-month period ended March 31, 2006, the Company paid $1 for the redemption of SPAUs (2005: nil).  The fair value of the SPAUs vested during the first quarter of 2006 is $1.

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

Total Shareholder Return Performance Plan

A number of employees are entitled to receive cash awards under the Total Shareholder Return (TSR) Performance Plan (TSR Plan), a cash incentive plan that provides performance awards to eligible employees based on the relative performance of the Company's common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor's Industrial Composite Index measured over three-year periods commencing on October 1, 2005, 2004 and 2003.  Generally, participants are only eligible for payment of cash awards under the TSR Plan if they are employed by the Company over the entire three-year period.  If the performance results for the Company's common shares ranks below the 30th percentile compared to all companies in the Standard & Poor's Industrial Composite Index (Peer Companies), the employee will not receive an award.  At the 30th percentile rank, the employee will be paid an award equal to 60% of the target.  At the 50th percentile rank, the employee will earn a payout of 100% of the target, and at or above the 75th percentile rank, the employee will earn the maximum award, which is equal to 300% of the target set for the three-year period. The actual amount of the award (if any) will be prorated between the percentile rankings.

As described in Note 2 - Accounting Changes - Share-Based Payment, the Company began recording all outstanding liability awards at fair value on January 1, 2006.  Accordingly, on this date, the Company began recording all outstanding awards under the TSR Plan at fair value.  The fair value of all outstanding TSR awards was estimated by using a Monte Carlo simulation model to simulate the total shareholder return for each of the Peer Companies over the term of the performance period and to  evaluate the Company's percentile rank among the Peer Companies in order to determine the payout.  The adoption of the fair value method did not have a material impact on the outstanding TSR awards on January 1, 2006.  Prior to this date, the TSR awards were measured at their intrinsic value and the changes in market value recorded as an increase (or decrease) in compensation expense.

The valuation model used the following assumptions:

Alcan expected volatility (%)	28.20
Alcan expected correlation with market	0.68
Risk-free interest rate (%)	4.37-4.86
Expected market volatility (S&P 500) (%)	11.5

The peer group expected volatility and correlation with the market is summarized as follows:

PEER GROUP	VOLATILITY	CORRELATION WITH MARKET
Peer group average	28.20%	0.47
Peer group high	108.10%	1.00
Peer group low	13.20%	(0.21)

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

On January 6, 2005, all Novelis employees who were Alcan employees immediately prior to the spin-off ceased to actively participate in and accrue benefits under this plan.  No cash payments were made to these employees as a result of the spin-off nor does Alcan have any liability to make future cash payments to these individuals.

As described above, under the Executive Deferred Share Unit Plan, executive officers based in Canada may elect, at least 12 months prior to the end of the three-year period of the TSR Plan, to receive EDSUs for their total award earned under the TSR Plan for that period instead of a cash payment.  For the three-month period ended March 31, 2006, 22 units were granted to eligible executive officers.  At March 31, 2006, 7,140 units were outstanding.

Executive Deferred Share Unit Plan

Under the Executive Deferred Share Unit Plan, executive officers based in Canada may elect, prior to the beginning of any particular year, to receive Executive Deferred Share Units (EDSUs) with a value between 10% and 100% of their Executive Performance Award (EPA) in respect of that year, instead of a cash payment.  These executive officers may also elect, at least 12 months prior to the end of the three-year period of the TSR Plan, to receive EDSUs for their TSR award for that period, instead of a cash payment.  The number of EDSUs is determined by dividing the amount so elected by the average price of a common share on the Toronto and New York stock exchanges at the end of the preceding year for the EDSUs related to the EPA, and at the end of the three-year period for the EDSUs related to the TSR  Plan.  Additional EDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The EDSUs are redeemable only upon termination of employment (retirement, resignation or death). The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of EDSUs by the average price of a common share on the said exchanges at the time of redemption. Under the terms of this plan, discretionary EDSUs may be granted as determined by the Board of Directors.  On January 6, 2005, EDSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the three-month period ended March 31, 2006, 247 units were granted and 11,439 units were redeemed. At March 31, 2006, 79,760 units were outstanding.  The Company paid $1 for the redemption of units for the three-month period ended March 31, 2006.

Non-Executive Directors Deferred Share Unit Plan

Under the Non-Executive Directors Deferred Share Unit Plan, non-executive directors receive 50% of compensation payable in the form of Directors' Deferred Share Units (DDSUs) and 50% in the form of either cash or additional DDSUs at the election of each non-executive director. The number of DDSUs is determined by dividing the quarterly amount payable by the average price of a common share on the Toronto and New York stock exchanges on the last five trading days of each quarter. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The DDSUs are redeemable only upon termination (retirement, resignation or death). The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of DDSUs by the average price of a common share on the said exchanges at the time of redemption. On January 6, 2005, Non-Executive DDSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the three-month period ended March 31, 2006, 10,278 units were granted and no units were redeemed. At March 31, 2006, 143,141 units were outstanding.

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

Restricted Stock Units

A small number of employees are granted Restricted Stock Units (RSUs). Additional RSUs are credited to each holder thereof corresponding to dividends declared on common shares.  RSUs usually vest three years after the grant date. Each RSU carries the right to an amount equal to the average price of a common share on the Toronto and New York stock exchanges on the five trading days ending on the vesting date.  As a result of the spin-off, RSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the three-month period ended March 31, 2006, 8,283 units were granted and 2,125 units were redeemed. At March 31, 2006, 57,945 units were outstanding.  The Company paid nil for the redemption of RSUs for the   three-month period ended March 31, 2006 as the units redeemed were converted to Alcan common shares.

Total Stock-Based Compensation Cost

Total stock-based compensation costs for the three-month period ended March 31, 2006 are $39 (2005: $3).  These costs include stock-option expense of $25 for the three-month period ended March 31, 2006 (2005: $5).  Included in this amount is $11 in 2006 due to the recognition of compensation expense related to retired and retirement-eligible employees. Also included in total stock-based compensation costs is stock-based compensation expense (income) for other stock-based compensation plans of $14 for the three-month period ended March 31, 2006 (2005: ($2)).

As a result of the adoption of SFAS No. 123(R), the Company recognizes compensation expense immediately for all stock options issued on or after January 1, 2006 to retirement eligible employees.  For stock options issued prior to this date, all unrecognized compensation expense is recognized immediately upon the employee's retirement.

9.    INCOME TAXES

Three months ended March 31	2006	2005
Current	125	43
Deferred	144	55
	269	98

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2005: 32%).

10.   OTHER EXPENSES (INCOME) - NET

Three months ended March 31	2006	2005
Asset impairment charges not included in restructuring programs	4	3
Gain on disposal of businesses and investments - net	-	(1)
Provisions for (Recoveries of) legal claims	(62)	1
Environmental provisions	2	3
Interest revenue	(8)	(18)
Exchange losses (gains)	18	(15)
Derivative losses - net	2	23
Other	13	5
	(31)	1

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provisions for (Recoveries of) legal claims.

11.   INVENTORIES

	March 31, 2006	December 31, 2005
Aluminum operating segments
Aluminum	957	912
Raw materials	746	704
Other supplies	396	365
	2,099	1,981
Packaging operating segments
Raw materials and other supplies	313	297
Work in progress	145	133
Finished goods	310	323
	768	753
	2,867	2,734

12.   SUPPLEMENTARY INFORMATION

Three months ended March 31	2006	2005
Income Statement
Interest on long-term debt	84	83
Capitalized interest	(14)	(5)

	March 31, 2006	December 31, 2005
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	1,957	1,855
Other accrued liabilities	1,483	1,520
Derivatives	658	508
Income and other taxes	241	116
Accrued employment costs	546	609

13.   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the repayment of approximately $163 of indebtedness by third parties.  Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted joint ventures, obligations relating to businesses sold, employee housing loans and potential environmental remediation at former Alcan sites.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies.  The Company is involved in proceedings arising out of laws regulating the discharge of materials into the environment or laws seeking to protect the environment, for which it has made accruals, in respect of 24 existing and former Alcan sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated. The Company has transferred to Novelis certain environmental contingencies.

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

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties in 2006.  Any gain or loss resulting from post-transaction adjustments will be recorded as an adjustment to total Shareholders' equity.

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

14.   COMPREHENSIVE INCOME

Three months ended March 31	2006	2005
Net income	453	218
Other comprehensive income (loss):
Net change in deferred translation adjustments	157	(260)
Net change in excess of market value over book value of
"available-for-sale" securities	-	(2)
Net change in unreleased gains and loses on derivatives
(net of tax of $43 and $16 for 2006 and 2005, respectively)
Net change from periodic revaluations	(123)	(41)
Net amount reclassified to income	41	8
Net change in minimum pension liability (net of tax of $1 and ($5)
for 2006 and 2005, respectively)	(5)	(24)
	70	(319)
Comprehensive income (loss)	523	(101)

14.   COMPREHENSIVE INCOME (cont'd)

	March 31, 2006	December 31, 2005
Accumulated other comprehensive income (loss)
Deferred translation adjustments	421	264
Unrealized gain on "available-for-sale" securities	4	4
Minimum pension liability	(455)	(450)
Unreleased loss on derivatives	(297)	(215)
Accumulated other comprehensive loss	(327)	(397)

15.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

2006

Acquisitions

On January 3, 2006, the Company announced that it has acquired the packaging assets and business of Recubrimientos y Laminaciones de Papel, S.A. de C.V. (Relapasa), of Monterrey, Mexico for $22.

On March 10, 2006, the Company acquired the operating assets of Daifu Industries Co. Ltd. of Phetchaburi, Thailand, a company specializing in hotmelt coating, induction sealing and production of flexible packaging material, for an initial investment of $8.  An additional amount of approximately $3 may be paid, depending on the audited value of the acquiree's inventory.

Sales

On October 7, 2005, the Company announced that it had reached an agreement in principle with Praxair Inc. for the sale of its high-purity activity at the Mercus processing mill in France.  The transaction was finalized in March 2006 for net proceeds of $2, resulting in a gain on disposal of $1.

On January 4, 2006, the Company announced that it has signed an agreement in principle for the sale of its Froges, France, rolling mill to Industrie Laminazione Alluminio S.p.A. based in Sardinia, Italy.  The transaction was finalized in February 2006 for net proceeds of $(5), resulting in a gain on disposal of $1.

On February 27, 2006, the Company announced that it had reached an agreement to sell selected assets of its North American Packaging Plastic Bottle business to Ball Corporation.  The transaction was finalized in March 2006, for net proceeds of $182, resulting in a loss on disposal of $4.

On March 2, 2006, the Company completed the sale of its Food packaging plant in Zaragoza, Spain, to Kostova System, S.L., for net proceeds of $7, resulting in a loss on disposal of $3.

On March 6, 2006, the Company announced that it had reached an agreement in principle for the sale of its Chambéry, France, operation to Compagnia Generale Alluminio S.p.A. (CGA). Chambéry manufactures Rollbond panels used primarily as fluid circulators in refrigeration units. CGA is an Italian company specializing in domestic refrigeration and air conditioning.  The transaction is expected to be completed in the second quarter of 2006.  Consequently, the Company recorded on impairment charge of $2 based on the expected transaction closure.

16.   POST-RETIREMENT BENEFITS

Alcan and its subsidiaries have established pension plans in the principal countries where they operate. The pension obligation relates to funded defined benefit pension plans mostly in Canada, Switzerland, the U.K. and the U.S. (Funded Pension Plans) and to unfunded defined benefit pension plans mostly in France and Germany as well as lump sum indemnities payable to employees of French companies upon retirement (Unfunded Pension Plans). Pension benefits are generally based on the employee's service and highest average eligible compensation before retirement, and are periodically adjusted for cost of living increases, either by Company practice, collective agreement or statutory requirement.

Funded Pension Plans are administered by a Board of Trustees composed of plan members designated by the Company and employees.  Each Board adopts its own investment policy which generally favors diversification and active management of plan assets through selection of specialized managers. Investments are generally limited to publicly traded stocks and high rated debt securities, excluding securities in Alcan, and include only small amounts in other categories, except for the Swiss plan, whose target allocation is evenly distributed between equity, bonds and real estate.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
Three months ended March 31	2006	2005	2006	2005
Service cost	49	41	4	3
Interest cost on benefit obligation	138	139	14	14
Expected return on plan assets	(151)	(139)	-	-
Amortization:
Actuarial (gains) losses	27	24	4	(1)
Prior service cost	18	15	-	-
Net periodic benefit cost	81	80	22	16

The expected long-term rate of return on plan assets is 6.9% in 2006.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 in aggregate to its funded pension plans in 2006.  The contributions are expected to be fully comprised of cash. As at March 31, 2006, $62 has been contributed, and the Company expects to contribute an additional $186 over the remainder of the year. The Company expected to pay in 2006 $65 of unfunded pension benefits and lump sum indemnities from operating cash flows.  As at March 31, 2006, $17 has been paid, and the Company expects to pay an additional $49 over the remainder of the year.

17.   SUBSEQUENT EVENT

On May 2, 2006, the Company repaid its € 600 million 5.5% Euro note maturing on the same day.  The repayment was financed through the issuance of commercial paper.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per share amounts, aluminum prices and as otherwise stated)

This Management's Discussion and Analysis includes some measures for which no meaning is prescribed by generally accepted accounting principles (GAAP).  Refer to the section "Definitions" for an explanation of these measures.

Overview

The Company reported first quarter income from continuing operations of $454 or $1.21 per common share versus $208 or $0.56 per common share a year earlier and a loss of $333 or $0.91 per share in the fourth quarter of 2005.  Income from continuing operations increased $246 year-over-year as the Company benefited from higher aluminum prices, improved volumes, better pricing and mix as well as a lower charge for Other Specified Items (OSIs), partially offset by higher costs for energy and raw materials, provisions for share-based compensation reflecting the increase in Alcan's stock price and an unfavourable variance in foreign currency balance sheet translation effects. Income from continuing operations increased $787 over the fourth quarter of 2005, reflecting the benefit of higher aluminum prices, favourable mark-to-market effects on derivatives, higher volumes, better pricing and mix in the Engineered Products and Packaging businesses and a much lower charge for OSIs, partially offset by higher costs for energy and raw materials and provisions for share-based compensation.  Technology sales and favourable conditions for power generation contributed approximately $40 or $0.11 per common share year-over-year and $25 or $0.06 per common share sequentially. The terms "Other Specified Items" and "Foreign Currency Balance Sheet Translation" are defined under "Definitions" at the end of Management's Discussion and Analysis (MD&A).

Income from continuing operations for the first quarter of 2006 included a primarily non-cash, after-tax loss of $9 or $0.02 per common share for the effects of foreign currency balance sheet translation, compared to an after-tax gain of $30 or $0.08 per common share in the year-ago quarter and an after-tax loss of $5 or $0.01 per common share in the fourth quarter of 2005. Also included in income from continuing operations for the first quarter was a net after-tax charge for OSIs of $10 or $0.03 per common share compared to an after-tax charge of $45 or $0.12 per common share in the year-ago quarter and a net after-tax charge of $533 or $1.44 per common share in the fourth quarter of 2005.  A detailed OSI schedule is provided below.

	First Quarter 2006		First Quarter 2005		Fourth Quarter 2005
	$M	$/sh	$M	$/sh	$M	$/sh

Included in income from continuing operations are:
Foreign currency balance sheet translation	(9)	(0.02)	30	0.08	(5)	(0.01)
Other Specified Items (OSIs)	(10)	(0.03)	(45)	(0.12)	(533)	(1.44)

Income (Loss) from continuing operations	454	1.21	208	0.56	(333)	(0.91)
Income (Loss) from discontinued operations	3	0.01	10	0.02	(28)	(0.07)
Cumulative effect of an accounting change	(4)	(0.01)	-	-	-	-
Net income (Loss)	453	1.21	218	0.58	(361)	(0.98)
Average number of common shares outstanding (millions)	373.1		370.0		370.9

	First Quarter		Fourth Quarter
	2006	2005	2005

Sales & operating revenues	5,550	5,178	5,049
Volumes (Kt)
Ingot products *	749	724	801
Aluminum used in engineered products & packaging	337	327	295
Total aluminum volume	1,086	1,051	1,096
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,454	2,058	2,092
Average LME 3-month price (1-month lag) **	2,369	1,850	1,942
*Includes primary and secondary ingot and scrap aluminum. Realized prices generally lag LME price changes by one month.
** The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $5,550 were up $372 compared to the year-ago quarter mainly reflecting higher aluminum prices, increased volumes as well as favourable pricing in the alumina and packaging segments.  Compared to the fourth quarter of 2005, sales and operating revenues rose by $501 primarily reflecting the benefits of higher aluminum prices and seasonally higher volumes in the downstream businesses as well as improved sales mix and pricing in packaging.

Total aluminum volume was up slightly from a year earlier principally due to additional production from the completion of the Alouette expansion and the Becancour smelter restart. Ingot volume declined from high levels in the fourth-quarter which reflected inventory draw-downs.

The average realized price on sales of ingot products during the first quarter was up $396 per tonne from the year-ago quarter and $362 per tonne from the fourth quarter of 2005.  Both the year-over-year and sequential quarter increases reflected the impact of higher LME prices.  The year-over-year change also reflects lower local market premia.

	First Quarter		Fourth Quarter
	2006	2005	2005

Other Specified Items (after-tax)
Synergy costs	-	(7)	(19)
Restructuring charges	(21)	(3)	(115)
Asset impairments	(6)	-	(294)
Goodwill impairment	-	-	(122)
Gains (losses) from non-routine sales of assets, businesses and investments	(29)	1	29
Tax adjustments	-	(27)	(14)
Novelis costs	-	(24)	(3)
Other	46	15	5
Other Specified Items	(10)	(45)	(533)

The most significant items included in OSIs in the first quarter of 2006 were after-tax losses of $29 on business and asset disposals, after-tax restructuring charges of $21 mainly related to the packaging business, as well as asset impairment charges of $6 mainly related to the sale of the bottles business, offset by a gain of $41 arising on the sale of bankruptcy claims against Enron. The principal items included in OSIs in the first quarter of 2005 were non-cash tax charges of $27 mainly related to 2005 restructurings necessary to complete the spin-off of Novelis, expenses of $24 related to the spin-off of Novelis, a favourable adjustment of $8 related to an insurance claim at the Ravenswood facility and synergy costs of $7.

Included in OSIs in the fourth quarter of 2005 were after-tax restructuring and asset impairment charges of $115 and $294, respectively, mainly for the restructuring of certain packaging businesses, notably global Beauty Packaging and Food Flexible Packaging Europe, the previously announced closures of the Steg and Lannemezan smelters in Europe and the rationalization of certain Engineered Products operations, including the previously announced closure of the Vernon, California cast plate facility. Also included in OSIs for the quarter was a goodwill impairment charge of $122. As required under GAAP, the Company annually tests for goodwill impairment in the fourth quarter. Due to an increasingly competitive environment for global Beauty Packaging, the Company concluded that part of the goodwill associated with this business should be written down.

Income from continuing operations for the first quarter of 2006 included mark-to-market gains on derivatives of $0.03 per common share as compared to gains of $0.01 a year earlier and losses of $0.11 in the fourth quarter of 2005. Results for the first quarter of 2006 included non-cash pre-tax expenses of $25 for stock options as compared to $5 in the year-ago quarter and $5 in the fourth quarter of 2005.

Net Income

Including results from discontinued operations and the cumulative effect of an accounting change, the Company reported net income of $453 or $1.21 per common share, compared to net income of $218 or $0.58 per common share a year earlier and a loss of $361 or $0.98 per common share in the fourth quarter of 2005.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	First Quarter		Fourth Quarter
	2006	2005	2005

Business Group Profit (BGP)
Bauxite and Alumina	129	97	129
Primary Metal	758	431	531
Engineered Products	154	115	81
Packaging	145	154	107
Subtotal	1,186	797	848
Equity accounted joint venture eliminations	(71)	(74)	(58)
Change in fair market value of derivatives	14	(3)	(52)
	1,129	720	738
Corporate Items
Intersegment, corporate offices and other	(106)	(85)	(621)
Depreciation & amortization	(251)	(272)	(274)
Interest	(76)	(85)	(83)
Income taxes	(269)	(98)	12
Equity income	28	29	15
Minority interests	(1)	(1)	2
Goodwill impairment	-	-	(122)
Income (Loss) from continuing operations	454	208	(333)

Bauxite and Alumina: BGP for the first quarter increased $32 or 33 per cent compared to the year-ago quarter. Year-over-year, the group's results benefited from higher LME-linked contract prices for alumina, a favourable change in sales mix and higher volumes.  These were partly offset by the impact of higher costs for energy, caustic soda, maintenance and other operating costs.  On a sequential quarter basis, BGP was in line with the previous quarter.  Favourable contract prices were more than offset by the unfavourable impacts of higher energy prices and other operating costs as well as lower profits on bauxite sales.  For the second quarter of 2006, results are expected to be similar to the first quarter as benefits from higher contract prices are offset by a production shortfall at Gove due to accelerated maintenance in preparation for expansion start-up, and higher costs as a result of cyclone Monica in Australia.

Primary Metal: BGP for the first quarter increased $327 or 76 per cent compared to the year-ago quarter.  The improvement reflected higher sales price realizations, improved metal shipments, and higher contributions from technology fees and power generation. The completion of the Alouette smelter expansion and the restart of the Becancour smelter contributed to the increase in shipments. These favourable items were partially offset by lower balance sheet translation gains and higher input costs due mainly to increased energy costs in Europe and fuel-related raw materials.

On a sequential quarter basis, BGP was up $227 or 43 per cent.  The improvement mainly reflected higher sales price realizations and increased technology sales, partially offset by lower metal shipments, and higher input costs mainly related to increased energy costs in Europe.  Technology sales and power generation contributed about $60 year-over-year and $35 sequentially. For the second quarter of 2006, results are expected to be similar as benefits from higher aluminum prices are offset by lower contributions from technology sales and power generation as well as increased alumina costs.

Engineered Products: BGP for the first quarter increased $39 or 34 per cent compared to the year-ago quarter.  The year-over-year improvement mainly reflected increased demand across key markets in Europe, including aerospace, specialty sheet, composites and extruded products, as well as beneficial timing effects due to the sharp rise in LME aluminum prices in recent months.  Beneficial timing effects result from rapid changes in LME prices over short periods, which tend to be reflected more quickly in sales revenues than in the inventories that are carried at average cost, resulting in margin expansion. BGP increased $73 or 90 per cent on a sequential quarter basis. The fourth quarter of 2005 included OSI charges of $19. Excluding OSIs and balance sheet translation effects, the increase was $57 or 57 per cent. The improvement reflected a seasonal pick up in volumes and positive metal price effects.  Excluding OSIs and foreign currency balance sheet translation, the BGP margin in the first quarter was 9.1 per cent compared to 7.0 per cent in the year-ago quarter and 6.7 per cent in the fourth quarter.  BGP for the second quarter is expected to decline somewhat as metal-timing benefits moderate and margins revert toward more normal levels.

Packaging: BGP in the first quarter was down $9 or 6 per cent compared to the prior-year quarter.  The decline in BGP largely reflected higher raw material costs, a weaker euro compared to the U.S. dollar and the impact of business disposals, partially offset by volume growth in Food and Tobacco and resin price recovery from pass-through initiatives. The benefit of easing resin prices was not fully reflected in the first quarter due to inventory effects and the time lag on film prices. On a sequential quarter basis, BGP was up $38 or 36 per cent. The fourth quarter of 2005 included OSI charges of $27. The remaining increase was largely driven by seasonal volume growth and resin price recovery. Excluding OSIs and foreign currency balance sheet translation, the BGP margin in the first quarter was 9.8 per cent compared to 9.7 per cent in the year-ago quarter and 9.6 per cent in the fourth quarter.  For the second quarter of 2006, results are expected to improve across all segments driven by seasonal volume growth, cost reduction programs and some positive margin impacts from the carry-over impact of price increases, partly offset by the effect of business disposals.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum.  Excluding provisions for share-based compensation, head-office costs declined year over year and sequentially.

Depreciation and amortization expenses were $21 lower than in the year-ago quarter and $23 lower than in the fourth quarter, primarily reflecting the reduced asset base in the packaging business due to business disposals and asset impairments related to the restructuring program.

Interest expense, net of capitalized interest, was $9 lower than in the year-ago quarter reflecting a higher level of capitalized interest.  In the first quarter, capitalized interest was $14, mainly related to the Gove expansion, compared to $5 a year-ago. Lower debt levels were offset by the effect of higher interest rates.  Compared to the fourth quarter, interest expense declined $7 due to lower debt levels as well as higher capitalized interest.

The Company's effective tax rate on income from continuing operations was 39% for the quarter.  The high rate mainly reflected a non tax deductible goodwill charge related to the sale of selected assets of the packaging bottles business.

Liquidity and Capital Resources

	First Quarter		Fourth Quarter
	2006	2005	2005

Cash flow from operating activities in continuing operations	367	(62)	792
Dividends	(59)	(58)	(56)
Capital expenditures	(431)	(292)	(643)
Free cash flow from continuing operations	(123)	(412)	93

Operating Activities

Cash flow from operating activities in continuing operations was $367 in the first quarter of 2006 compared to negative $62 a year earlier and $792 in the fourth quarter of 2005. Cash flow from operating activities in continuing operations increased by $429 compared to the prior-year quarter.  The increase mainly reflected higher earnings and payables, offset by slightly higher inventory and receivables resulting primarily from rising metal prices. The increase in capital spending was mainly due to the expansion of the Gove alumina refinery in Australia.  Compared to the fourth quarter, cash flow from operating activities was down by $425 as a result of higher working capital due to higher metal prices and normal seasonal patters, which more than offset higher earnings. After dividends of $59 and capital expenditures of $431, free cash flow from continuing operations was negative $123 for the first quarter of 2006. In the year-ago quarter, after dividends of $58 and capital expenditures of $292, free cash flow from continuing operations was negative $412. The term "Free cash flow" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Financing Activities

	31 March		31 December
Debt as a Percentage of Invested Capital	2006	2005	2005

Debt
Short-term borrowings	308	354	348
Debt maturing within one year	823	409	802
Debt not maturing within one year	5,219	5,971	5,265
Debt of operations held for sale	-	18	-
Total debt	6,350	6,752	6,415
Equity
Minority interests	68	96	67
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	10,039	10,067	9,484
Total equity	10,267	10,323	9,711
Total invested capital	16,617	17,075	16,126
Debt as a percent of invested capital (%)	38%	40%	40%

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of Management's Discussion and Analysis.

Debt as a percentage of invested capital as at 31 March 2006 was 38 per cent compared to 40 per cent at both the end of the fourth quarter and the prior-year quarter.

On May 2, 2006, the Company repaid its € 600 million 5.5% Euro note maturing on the same day.  The repayment was financed through the issuance of commercial paper.

Alcan has access to a $3 billion committed credit facility, which is used primarily to support Alcan's commercial paper programs.  As at the date of this report, May 10, 2006, Alcan has $1.3 billion of commercial paper outstanding, and as a result, the unused portion of the credit facility was $1.7 billion.  Based on the Company's forecasts, the Company believes that the cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events.

Investment Activities

In the first quarter of 2006, cash used for investment activities was $271 compared to cash generation of $2,247 in the year-ago quarter. The current quarter mainly reflected the receipt of $198 for the disposal of businesses, principally for the sale of certain assets of the North American Packaging Plastic Bottle business, which was more than offset by $431 of capital expenditures.  The year-ago quarter reflected the receipt of about $2.5 billion in settlement of amounts due from Novelis, partially offset by $292 of capital expenditures. The year-over-year increase in capital spending was mainly due to the expansion of the Gove alumina refinery in Australia.  Excluding capital expenditures on the Gove expansion, capital spending was 74 per cent and 56 per cent of depreciation and amortization expense for the first quarter and prior-year quarter, respectively.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees.  The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at March 31, 2006.  There are no material off-balance sheet arrangements.

Contractual Obligations As at March 31, 2006

Payments due by period

	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	6,042	823	499	641	4,079
Interest payments (1)	3,860	258	557	473	2,572
Capital lease obligations	12	-	8	4	-
Operating leases	289	-	170	88	31
Purchase obligations	4,920	963	865	563	2,529
Unfunded pension plans (3)	2,267	66	122	124	1,955
Other post-employment benefits (3)	2,634	67	149	166	2,252
Funded pension plans (3)(4)	(4)	248	508	524	(4)
Guarantees (2)	163	26	70	-	67

Total

		2,451	2,948	2,583

(1)  Interest payments were calculated using the interest rate in effect and the outstanding debt balance as at March 31, 2006.

(2)  Refer to note 13, Commitments and Contingencies, of the accompanying financial statements.

(3)  Refer to note 16, Post-Retirement Benefits, of the accompanying financial statements.

(4)  Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation.  Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions.  Based on management's long-term expected return on assets, annual contributions for years after 2010 are projected to be in the same range as in prior years and to grow in relation with payroll.

Selected Annual Information

Selected unaudited financial data for each of the Company's three most recently completed financial years is as follows:
	31 December
	2005	2004	2003

Sales and operating revenues	20,320	24,948	13,850
Income from continuing operations	155	243	262
Net income (Loss)	129	258	64
Total assets	26,638	33,341	31,948
Total long-term debt	6,067	6,914	7,778
($ per common share)

Income from continuing operations per share - basic and diluted	0.40	0.64	0.79
Net income (Loss) per share - basic and diluted	0.33	0.69	0.18
Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q1-06	Q4-05	Q3-05	Q2-05	Q1-05	Q4-04	Q3-04	Q2-04

Sales and operating revenues	5,550	5,049	4,887	5,206	5,178	6,536	6,184	6,208
Income (Loss) from continuing operations	454	(333)	72	208	208	(347)	171	285
Net income (Loss)	453	(361)	81	191	218	(346)	167	331

($ per common share)

Income (Loss) from continuing operations per share - basic	1.21	(0.91)	0.19	0.56	0.56	(0.95)	0.46	0.77
Income (Loss) from continuing operations per share - diluted	1.20	(0.91)	0.19	0.56	0.56	(0.95)	0.46	0.77
Net income (Loss) per share - basic	1.21	(0.98)	0.21	0.52	0.58	(0.94)	0.45	0.89
Net income (Loss) per share - diluted	1.20	(0.98)	0.21	0.52	0.58	(0.94)	0.45	0.89

Commitments and Contingencies

The Company's commitments and contingencies are described in note 13 - Commitments and Contingencies, to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method.  These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to note 13 - Commitments and Contingencies, to the Consolidated Financial Statements in the most recent Annual Report on Form 10-K.

Accounting Policies

The preparation of financial statements in conformity with United States GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are associated with the critical accounting policies relating to post-retirement benefits; environmental liabilities; property, plant and equipment; goodwill; income taxes; and business combinations.  These critical accounting policies are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company's critical accounting policies are more fully described in note 3 - Recently Issued Accounting Standards, to the Consolidated Financial Statements and in Management's Discussion and Analysis, contained in the most recent Annual Report on Form 10-K.

Cautionary Statement

Statements made in this document which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, operations reorganization plans, expenditures and financial results are forward-looking statements. Such statements may be based on the Company's own research and analysis. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Reference should be made to the Company's most recent Annual Report on Form 10-K for a summary of factors that could cause such differences.

Important factors which could cause such differences include: changes in global supply and demand conditions for aluminum and other products; changes in aluminum ingot prices and changes in raw material costs and availability; changes in the relative value of various currencies; cyclical demand and pricing within the principal markets for the Company's products; changes in government regulations, particularly those affecting environmental, health or safety compliance; fluctuations in the supply of and prices for power in the areas in which the Company maintains production facilities; the consequences of transferring most of the aluminum rolled products businesses operated by the Company to Novelis Inc.; potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration or disposition of businesses; major changes in technology that affect the Company's competitiveness; the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives; changes in prevailing interest rates and equity market returns related to pension plan investments; potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war; the effect of international trade disputes on the Company's ability to import materials, export its products and compete internationally; economic, regulatory and political factors within the countries in which the Company operates or sells its products; relationships with, and financial and operating conditions of, customers and suppliers; the effect of integrating acquired businesses and the ability to attain expected benefits; and; other factors affecting the Company's operations including, but not limited to, litigation, labour relations and negotiations and fiscal regimes.

The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this press release or to reflect the occurrence of unanticipated events.  Furthermore, the Company undertakes no obligation, in relation to future quarterly earnings disclosures, to release publicly any information on an interim basis prior to the final earnings disclosure.

Definitions

"$" all amounts are in U.S. dollars.

"Business Group Profit" (BGP) comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, pension actuarial gains and losses and other adjustments, as well as certain OSIs (definition below) including restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  Financial information for individual business groups includes the results of certain joint ventures and other investments accounted for using the equity method on a proportionately consolidated basis, which is consistent with the way the business groups are managed.  However, the BGP of these joint ventures and equity-accounted investments is removed from total BGP for the Company and the net after-tax results are reported as equity income.  The unrealized change in the fair market value of derivatives has been removed from individual business group results and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.

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

"LME" refers to the London Metal Exchange.

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

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the U.S. Securities and Exchange Commission's site at www.sec.gov.  All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report.  The number of common shares outstanding as at May 2, 2006 is 374,513,892.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow.  See risk factors described in Item 1A on page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at March 31, 2006 and March 31, 2005 net of its invested surplus cash and time deposits at March 31, 2006 and March 31, 2005 would be to reduce net income by $3 and $3, respectively.  The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies on page 70 of the Company's most recent Annual Report on Form 10-K.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at March 31, 2006.

							2011	Total
							and	Nominal	Fair
(In US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value

FORWARD CONTRACTS
To buy USD against the foreign currency

GBP	Nominal amount	14	-	-	-	-	-	14	-
	Average contract rate	0.573	-	-	-	-	-

CHF	Nominal amount	20	-	-	-	-	-	20	1
	Average contract rate	1.226	-	-	-	-	-

JPY	Nominal amount	13	-	-	-	-	-	13	-
	Average contract rate	113.96	-	-	-	-	-

MXN	Nominal amount	2	4	1	-	-	-	7	-
	Average contract rate	10.79	10.97	11.29	-	-	-

NZD	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.546	-	-	-	-	-

DKK	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	6.130	-	-	-	-	-

To sell USD against the foreign currency

GBP	Nominal amount	45	-	-	-	-	-	45	(1)
	Average contract rate	0.566	-	-	-	-	-

CHF	Nominal amount	15	-	-	-	-	-	15	-
	Average contract rate	1.274	-	-	-	-	-

AUD	Nominal amount	205	-	-	-	-	-	205	(4)
	Average contract rate	1.375	-	-	-	-	-

BRL	Nominal amount	25	45	-	-	-	-	70	6
	Average contract rate	2.507	2.669	-	-	-	-

ISK	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	66.33	-	-	-	-	-

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value

JPY	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	113.7	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To sell EUR against the foreign currency

USD	Nominal amount	630	24	12	1	1	2	670	(14)
	Average contract rate	1.207	1.223	1.113	1.333	1.349	1.374

GBP	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.693	-	-	-	-	-

CHF	Nominal amount	29	5	4	-	-	-	38	(1)
	Average contract rate	1.526	1.522	1.506	-	-	-

To buy EUR against the foreign currency

USD	Nominal amount	627	21	-	-	-	-	648	20
	Average contract rate	1.193	1.201	-	-	-	-

GBP	Nominal amount	19	1	-	-	-	-	20	-
	Average contract rate	0.690	0.694	-	-	-	-

AUD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.627	-	-	-	-	-

JPY	Nominal amount	3	-	-	-	-	-	3	-
	Average contract rate	138.5	-	-	-	-	-

CAD	Nominal amount	4	2	-	-	-	-	6	-
	Average contract rate	1.459	1.525	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

OPTIONS
To sell EUR against the foreign currency

USD	Nominal amount	106	20	-	-	-	-	126	-
	Average contract rate	1.320	1.320	-	-	-	-

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

Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged.  Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited except for a small trading portfolio not exceeding $50 million.  For accounting policies relating to currency contracts, see note 3 - Summary of Significant Accounting Policies on page 70 of the Company's most recent annual report.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at March 31, 2006 would be to increase net income over the period ending December 31, 2007 by approximately $112 ($63 in 2006 and $49 in 2007).  As of March 31 2005, such sensitivity would have been to increase net income over the period ending December 31, 2007 by $131 ($92 in 2005, $34 in 2006 and $5 in 2007).  The results as of March 31, 2006 reflect a 10% reduction from the March 31, 2006, three-month LME aluminum closing price of $2,471 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at March 31, 2006.  The Company's aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal.

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

Item 4.   Controls and Procedures

a)                     Evaluation of Disclosure Controls and Procedures

As at March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company's principal executive and financial officers), of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, Alcan's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2006.

b)                     Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management's assessment of the effectiveness of the Company's internal control over financial reporting in the Company's Annual Report on Form 10-K for 2006.

PART II.  OTHER INFORMATION

Items 1., 1A., 3. and 5.

The Company has nothing to report under these items.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the first quarter of 2006, the Company issued 445,946 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options.  The aggregate proceeds of the exercise of the options were approximately $15.1 million.  These proceeds were used for general corporate purposes.  These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S. The dates of sale and amounts of Common Shares are set forth below:

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
9 January 2006	15,763	31 January 2006	45,959	21 February 2006	12,479
11 January 2006	38,324	2 February 2006	36,945	22 February 2006	20,750
20 January 2006	3,190	7 February 2006	50,446	24 February 2006	63,770
24 January 2006	4,006	8 February 2006	41,532	10 March 2006	4,777
25 January 2006	332	9 February 2006	34,096	30 March 2006	11,285
26 January 2006	39,805	13 February 2006	12,755
27 January 2006	3,271	14 February 2006	6,461

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alcan was held on April 27, 2006. At the Annual Meeting:

  on a vote by show of hands, Messrs. Roland Berger, L. Denis Desautels, Richard B. Evans, L. Yves Fortier, Jean-Paul Jacamon, Yves Mansion, Gwyn Morgan, H. Onno Ruding, Guy Saint-Pierre, Gerhard Schulmeyer, Paul M. Tellier and Milton K. Wong, and Mrs. Christine Morin-Postel were elected as directors of Alcan to serve until the close of the next annual meeting or until they cease to hold office as such;

  on a vote by show of hands, PricewaterhouseCoopers LLP was appointed as Auditors to serve until the close of the next annual meeting; and

  on a vote by ballot, the Shareholder Proposal relating to the Utkal bauxite mine and alumina refinery project in India was rejected, with 78,022,339 Shares (36.82% of the Shares present) voted "for" and 133,858,395 Shares (63.18% of the Shares present) voted "against".

Item 6.      Exhibits

(10.1)	Employment Agreement dated 14 March 2006 with Richard B. Evans. (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on 16 March 2006.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    ALCAN INC.

Dated: 10 May 2006                                                        By:  /s/  Cesidio Ricci

                                                                                            Cesidio Ricci

                                                                                            Vice President and Controller

                                                                                            (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit

Number                                                                                                             Description

(10.1)	Employment Agreement dated 14 March 2006 with Richard B. Evans. (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on 16 March 2006.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.