Form 10-Q
period 2006-06-30
ALCAN INC
filed 2006-08-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes          No   X

At August 2, 2006, the registrant had 376,083,800 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise.  A tonne is 1,000 kilograms, or 2,204.6 pounds.  The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Second Quarter		Six Months
Periods ended June 30 ended June 30	2006	2005	2006	2005
(in millions of US$, except per share amounts)
Sales and operating revenues	6,103	5,206	11,653	10,384

Costs and expenses
Cost of sales and operating expenses, excluding depreciation
and amortization noted below	4,646	4,130	8,774	8,220
Depreciation and amortization	258	268	509	540
Selling, administrative and general expenses	366	345	730	725
Research and development expenses	55	49	107	98
Interest	69	90	145	175
Restructuring charges - net (note 6)	94	73	108	96
Other expenses (income) - net (note 10)	2	-	(29)	1
	5,490	4,955	10,344	9,855
Income from continuing operations before income taxes and
other items	613	251	1,309	529
Income taxes (note 9)	195	70	464	168
Income from continuing operations before other items	418	181	845	361
Equity income	37	28	65	57
Minority interests	(1)	(1)	(2)	(2)
Income from continuing operations	454	208	908	416
Income (Loss) from discontinued operations (note 4)	1	(17)	4	(7)
Income before cumulative effect of accounting change	455	191	912	409
Cumulative effect of accounting change, net of income
taxes of $2 (nil in 2005) (note 2)	-	-	(4)	-
Net income	455	191	908	409
Dividends on preference shares	3	1	5	3
Net income attributable to common shareholders	452	190	903	406
Earnings (Loss) per share (note 5)
Basic:
Income from continuing operations	1.21	0.56	2.42	1.11
Income (Loss) from discontinued operations	-	(0.04)	0.01	(0.02)
Cumulative effect of accounting change	-	-	(0.01)	-
Net income per common share - basic	1.21	0.52	2.42	1.09
Diluted:
Income from continuing operations	1.20	0.56	2.41	1.11
Income (Loss) from discontinued operations	-	(0.04)	0.01	(0.02)
Cumulative effect of accounting change	-	-	(0.01)	-
Net income per common share - diluted	1.20	0.52	2.41	1.09
Dividends per common share	0.15	0.30	0.30	0.45

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2006	December 31, 2005
(in millions of US$)
ASSETS

Current assets
Cash and time deposits	182	181
Trade receivables (net of allowances of $58 in 2006 and $56 in 2005)	3,118	2,308
Other receivables	1,290	946
Deferred income taxes	177	150
Inventories (note 11)	2,953	2,734
Current assets held for sale (note 4)	15	119
Total current assets	7,735	6,438

Deferred charges and other assets	1,375	1,052
Investments	1,541	1,511
Deferred income taxes	850	863
Property, plant and equipment
Cost (excluding Construction work in progress)	17,433	16,990
Construction work in progress	2,268	1,604
Accumulated depreciation	(8,142)	(7,561)
	11,559	11,033
Intangible assets (net of accumulated amortization of $292 in 2006
and $233 in 2005)	996	1,013
Goodwill	4,636	4,713
Long-term assets held for sale (note 4)	2	15
Total assets	28,694	26,638

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	June 30, 2006	December 31, 2005
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities (note 12)	5,217	4,608
Short-term borrowings	349	348
Debt maturing within one year	105	802
Deferred income taxes	32	25
Current liabilities of operations held for sale (note 4)	11	62
Total current liabilities	5,714	5,845

Debt not maturing within one year	5,570	5,265
Deferred credits and other liabilities	2,052	1,608
Post-retirement benefits	3,157	3,037
Deferred income taxes	1,226	1,172
Minority interests	65	67

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,377	6,181
Additional paid-in capital	671	683
Retained earnings	3,842	3,048
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive loss (note 14)	(109)	(397)
	10,750	9,484
	10,910	9,644

Commitments and contingencies (note 13)

Total liabilities and shareholders' equity	28,694	26,638

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
(in millions of US$)

OPERATING ACTIVITIES

Net income	455	191	908	409
Cumulative effect of accounting change	-	-	4	-
Loss (Income) from discontinued operations	(1)	17	(4)	7
Income from continuing operations	454	208	908	416
Adjustments to determine cash from operating activities:
Depreciation and amortization	258	268	509	540
Deferred income taxes	83	(13)	227	42
Equity income, net of dividends	(2)	3	(18)	(24)
Asset impairment charges	36	27	45	35
Loss (Gain) on disposal of businesses and investments - net	(4)	17	(4)	16
Stock option compensation	11	5	36	10
Change in operating working capital
Change in receivables	(217)	(157)	(756)	(575)
Change in inventories	(31)	(128)	(109)	(114)
Change in payables and accrued liabilities	110	(47)	130	(319)
Change in deferred charges, other assets, deferred credits
and other liabilities, and post-retirement benefits - net	75	43	167	150
Other - net	(2)	(37)	(2)	(85)
Cash from operating activities in continuing operations	771	189	1,133	92

Cash from (used for) operating activities in discontinued
operations	8	(18)	8	50

Cash from operating activities	779	171	1,141	142

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	354	780	371	1,216
Debt repayments	(770)	(610)	(836)	(1,246)
Short-term borrowings - net	36	29	-	(1,993)
Common shares issued	82	6	149	10
Dividends - Alcan shareholders (including preference)	(59)	(57)	(117)	(115)
- Minority interests	-	(1)	(1)	(1)
Cash from (used for) financing activities in continuing operations	(357)	147	(434)	(2,129)

Cash from financing activities in discontinued
operations	-	41	-	4

Cash from (used for) financing activities	(357)	188	(434)	(2,125)

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(469)	(441)	(895)	(698)
Business acquisitions and purchase of investments, net of
cash and time deposits acquired	(2)	(42)	(40)	(42)
Net proceeds from disposal of businesses, investments and
other assets	9	31	207	35
Settlement of amounts due from Novelis - net	-	-	-	2,535
Other	12	-	12	-
Cash from (used for) investment activities in continuing
operations	(450)	(452)	(716)	1,830
Cash from investment activities in discontinued
operations	5	121	5	64

Cash from (used for) investment activities	(445)	(331)	(711)	1,894

Effect of exchange rate changes on cash and time deposits	2	(11)	5	(29)
Increase (Decrease) in cash and time deposits	(21)	17	1	(118)
Cash and time deposits - beginning of period	203	205	181	340
Cash and time deposits - end of period	182	222	182	222

The accompanying notes are an integral part of the interim financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets.  The new standard, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value.  If an entity uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities, it can simplify its accounting since SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006.  The Company does not anticipate that its financial statements will be significantly impacted by this statement.

FIN 48 - Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this interpretation on its financial statements.

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On December 29, 2004, the Company announced that, following an extensive evaluation of the Company's operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece.  The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest.  The transaction was completed on March 15, 2005 at a value of $104.  Under the terms of this agreement, Mytilineos Holdings S.A. and certain affiliated companies acquired from the Company a 53% equity position in AdG.  On March 31, 2006, the balance of the Company's interest in AdG of 7.2% was sold by the Company to Mytilineos Holdings S.A. for net proceeds of $13.

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

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

Engineered Products

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets that were not part of its core operations.  The assets were used to supply castings and components to the automotive industry.  On March 31, 2006, the Company sold these assets to AluCast GmbH for net proceeds of approximately nil.

Also in the fourth quarter of 2004, the Company committed to a plan to sell its service centres in France that were not part of its core operations.  These assets were classified as held for sale and were included in discontinued operations.  On April 20, 2005, the Company completed the sale of these service centres for net proceeds of $4 to Amari Metal France Ltd., which specializes in distributing aluminum, stainless steel and cuprous metal products.

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

Selected financial information for the businesses included in discontinued operations is reported below:

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Sales	-	78	55	276
Income (Loss) from operations	-	4	(1)	8
Gain (Loss) on disposal - net	-	(19)	1	(10)
Pre-tax loss	-	(15)	-	(2)
Income tax recovery (expense)	1	(2)	4	(5)
Income (Loss) from discontinued operations	1	(17)	4	(7)

4.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont'd)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	June 30, 2006	December 31, 2005
Current assets held for sale:
Trade receivables	8	30
Other receivables	4	51
Deferred income taxes	3	2
Inventories	-	36
	15	119
Long-term assets held for sale:
Deferred charges and other assets	-	13
Property, plant and equipment - net	2	2
	2	15
Current liabilities of operations held for sale:
Payables and accrued liabilities	11	62
	11	62

5.     EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period.  The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Numerator:
Income from continuing operations	454	208	908	416
Less: dividends on preference shares	(3)	(1)	(5)	(3)
Income from continuing operations attributable to
common shareholders	451	207	903	413
Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	375	370	374	370
Effect of dilutive stock options	2	-	2	1
Adjusted weighted average of outstanding shares - diluted	377	370	376	371
Earnings per common share - basic	1.21	0.56	2.42	1.11
Earnings per common share - diluted	1.20	0.56	2.41	1.11

In the second quarter and six months ended June 30, 2006, options to purchase 402,561 common shares (2005: 7,863,990 and 4,739,354) at a weighted average grant price of CAN$56.34 per share (2005: CAN$46.57 and CAN$50.16) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at June 30, 2006, there were 376,070,782 (2005: 370,234,793) common shares outstanding.

6.    RESTRUCTURING PROGRAMS

Q2 2006 Restructuring Activities

On May 9, 2006, the Company announced the reorganization of its global specialty aluminas business (Bauxite and Alumina), entailing the gradual, yet permanent shut-down of the Company's Specialty-Calcined Alumina plant ("UPCA") in Jonquière, Quebec, by year end.  In relation to this activity, the Company recorded restructuring charges of $12 comprising $1 of severance costs and $11 of asset impairment charges during the second quarter of 2006.  The Company expects to incur additional charges of $2 related to site remediation costs in the first quarter of 2007.

On July 12, 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company's Affimet aluminum recycling plant in Compiègne, France (Primary Metal).  In relation to this activity, the Company recorded restructuring charges of $44 comprising $14 of severance costs, $7 of other costs and $23 of asset impairment charges during the second quarter of 2006, as they met the criteria for recognition during the period.  No further charges are expected to be incurred.

Also on July 12, 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed closure of two U.K. sites.  The proposed reorganization would result in the closure of the Workington, U.K. hard alloy extrusion plant (Engineered Products) and the closure of the Midsomer Norton, U.K. food flexibles packaging plant (Packaging).

In relation to the Workington closure, the Company recorded restructuring charges of $9 comprised entirely of severance costs during the second quarter of 2006, as they met the criteria for recognition during the period.  Production from Workington would be consolidated at Alcan's facilities in Issoire and Montreuil-Juigné, France.  Workington is expected to cease production by the end of the second quarter of 2007.  The Company expects to incur additional charges of $1 in the second half of 2006 and $9 in 2007 related to this activity.

In relation to the Midsomer Norton closure, the Company recorded restructuring charges of $17 comprising $16 of severance costs and $1 of asset impairment charges during the second quarter of 2006, as they met the criteria for recognition during the period.  The plant has been adversely affected by a declining demand in the U.K. market and high raw material costs.  The site is expected to close by the end of 2006.  The Company expects to incur additional charges of $3 in the second half of 2006 and $4 in 2007 related to this activity.

In addition, the Company also recorded severance costs of $2 during the second quarter of 2006 related to the closure of Alcan Packaging Mohammedia's cookware activity.

2005 Restructuring Activities

As part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins, the Packaging Group is pursuing plans to restructure certain businesses, notably Global Beauty Packaging and Food Packaging Europe.  A restructuring charge of $485 (Q1: $11; Q2: $31; Q3: $37; Q4: $406) was taken in 2005 to reflect the ongoing implementation of this strategy.  This charge is comprised of severance costs of $94 (Q1: nil; Q2: $26; Q3: $7; Q4: $61), asset impairment charges of $331 (Q1: $7; Q2: $(2); Q3: $17; Q4: $309) and other charges of $60 (Q1: $4; Q2: $7; Q3: $13; Q4: $36).  In addition to these restructuring charges, other costs of $2 (Q1: nil; Q2: nil; Q3: nil; Q4: $2) were recorded in Cost of sales and operating expenses.  In the first quarter of 2006, the Company incurred an additional $9 of restructuring charges.  This charge is comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2.  In the second quarter of 2006, the Company incurred an additional $8 of restructuring charges.  These charges are comprised of severance costs of $5 and other charges of $3.  The Company expects to incur an additional $29 of charges related to the activities initiated and approved as of December 31, 2005, and these restructurings should be completed during the first half of 2007.

6.     RESTRUCTURING PROGRAMS (cont'd)

During the first quarter of 2006, the Company closed its Vernon, California, aluminum cast plate facility (Engineered Products) as a result of competitive pressures in a challenging economic environment.  In the second quarter of 2006, the Company incurred additional other restructuring charges of $1 related to this activity.  No further charges are expected to be incurred in connection with the Vernon closure.  In addition to the Vernon closure, Engineered Products underwent continued restructuring in 2005.  The Company recorded restructuring charges of $17 related to these activities consisting of severance costs of $13 and asset impairment charges of $4.  In addition to these restructuring charges, $14 of additional pension costs related to the Vernon closure, and $4 of additional environmental costs related to other restructurings, were recorded in Cost of sales and operating expenses in the fourth quarter of 2005.

In the fourth quarter of 2005, the Company recorded restructuring charges of $115 related to the closure of its aluminum smelter in Lannemezan, France, and its Steg primary aluminum smelter in Switzerland (Primary Metal) due to escalating energy costs.  The closure process for Lannemezan began in June 2006 and is expected to be completed, at the latest, during the course of 2008.  The closure of Steg was completed in April 2006.  These charges were comprised of severance costs of $43, asset impairment charges of $61, and other charges of $11.  No further charges are expected to be incurred in connection with these closures.

On September 14, 2005, the Company announced that its subsidiary, Société Générale de Recherches et d'Exploitations Minières (Sogerem) (Bauxite and Alumina), had begun an information and consultation process with its employee representatives and local partners due to the exhaustion of mining resources in the Tarn region of France.  Production at its fluorspar mining operations came to a close during the first half of 2006.  In relation to this activity, the Company recorded restructuring charges of $9 comprising $6 of severance costs, $2 of other costs and $1 of asset impairment charges during the third quarter of 2005.  In addition to the $9 of restructuring charges, $5 relating principally to additional asset retirement obligations were recorded, as a result of this activity, in Cost of sales and operating expenses.  In the first quarter of 2006, the Company incurred additional other restructuring charges of $2.  No further charges are expected to be incurred.

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

6.     RESTRUCTURING PROGRAMS (cont'd)

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

Other 2004 restructuring activities

In the third quarter of 2004, the Company incurred restructuring charges of $19 relating to the consolidation of its U.K. aluminum sheet rolling activities in Rogerstone, Wales, in order to improve competitiveness through better capacity utilization and economies of scale.  Production ceased at the rolling mill in Falkirk, Scotland, in December 2004.  The charges include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $3 of decommissioning, environmental costs and other charges.  These entities and the related restructuring provision of $5 were transferred to Novelis in 2005 following the spin-off.

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

6.     RESTRUCTURING PROGRAMS (cont'd)

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at January 1, 2005	200	-	46	246

2005:
Provisions transferred to Novelis	(31)	-	(14)	(45)
Charges recorded in the statement of income	204	400	81	685
Cash payments - net	(118)	-	(40)	(158)
Non-cash items	(12)	(400)	(16)	(428)
Provision balance as at December 31, 2005	243	-	57	300

Six months, 2006:
Charges recorded in the statement of income	52	40	16	108
Cash payments - net	(83)	-	(17)	(100)
Non-cash items	10	(40)	2	(28)
Provision balance as at June 30, 2006	222	-	58	280

* Fair value of assets was determined using discounted future cash flows.

The schedule below shows details of the charges by operating segment:

Charges recorded in the statement of income in Other expenses (income) - net

Quarter ended June 30, 2006	Severance Costs	Asset Impairment Provisions	Other	Total
Bauxite and Alumina	1	11	-	12
Primary Metal	14	23	7	44
Engineered Products	9	-	1	10
Packaging	23	1	3	27
Other	1	-	-	1
Total	48	35	11	94
Six months ended June 30, 2006
Bauxite and Alumina	1	11	2	14
Primary Metal	15	23	8	46
Engineered Products	10	-	1	11
Packaging	25	6	5	36
Other	1	-	-	1
Total	52	40	16	108

For the second quarter and six months ended June 30, 2006, $52 and $63, respectively (2005: $43 and $59) of the restructuring charges above are excluded from the measurement of the profitability of the Company's operating segments (Business Group Profit), as they relate to major corporate-wide acquisitions or initiatives.  See note 7 - Information by Operating Segment.

7.     INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis.  The operating management structure is comprised of four operating segments or business groups:  Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging.  The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP).  BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives,  that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  The unrealized change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.  Transactions between operating segments are conducted on an arm's-length basis and reflect market prices.  Thus, earnings from the Bauxite and Alumina as well as from the Primary Metal groups represent mainly profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company's fabricating and packaging operations.  Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

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

Primary Metal

Also headquartered in Montreal, this group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes and cathodes, as well as aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 21 smelters in 10 countries.  The Company has relocated the operational headquarters of its European primary aluminum business to Voreppe, France.

Engineered Products

Headquartered in Paris, France, this group produces extruded, rolled and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 49 plants located in 12 countries.   Also included in Engineered Products are 33 service centres in 11 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers, and 32 offices in 28 countries that sell and source specialty products and materials for industrial applications in 65 countries.

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Packaging

Also headquartered in Paris, this group consists of the Company's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 145 plants in 30 countries.  This group produces packaging from a number of different materials, including plastic, aluminum, paper, paperboard, glass and steel.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Sales and operating revenues - Intersegment
Bauxite and Alumina	460	418	930	775
Primary Metal	656	539	1,227	994
Engineered Products	50	54	94	168
Packaging	1	-	1	2
Other	(1,167)	(1,011)	(2,252)	(1,939)
	-	-	-	-

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Sales and operating revenues - Third Parties
Bauxite and Alumina	482	369	795	742
Primary Metal	2,260	1,679	4,271	3,335
Engineered Products	1,868	1,589	3,547	3,149
Packaging	1,511	1,578	3,012	3,162
Adjustments for equity-accounted joint ventures and
certain investments	(25)	(21)	11	(30)
Other	7	12	17	26
	6,103	5,206	11,653	10,384

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Business Group Profit (BGP)
Bauxite and Alumina	126	111	255	208
Primary Metal	774	425	1,532	856
Engineered Products	144	101	298	216
Packaging	134	177	280	333
Adjustments for equity-accounted joint ventures and
certain investments	(86)	(77)	(157)	(151)
Adjustments for mark-to-market of derivatives	7	33	21	30
Depreciation and amortization	(258)	(268)	(509)	(540)
Intersegment, corporate offices and other	(159)	(161)	(266)	(248)
Equity income	37	28	65	57
Interest	(69)	(90)	(145)	(175)
Income taxes	(195)	(70)	(464)	(168)
Minority interests	(1)	(1)	(2)	(2)
Income from continuing operations	454	208	908	416

7.     INFORMATION BY OPERATING SEGMENT (cont'd)

Risk Concentration

The Company's consolidated sales and operating revenues for the second quarter and six months ended June 30, 2006, include $724 and $1,347, respectively (2005: $548 and $1,145) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 12% (2005: 11%) of consolidated sales and operating revenues for both the second quarter and six months ended June 30, 2006.

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Alcan Executive Share Option Plan

Under the Alcan Executive Share Option Plan, certain key employees may purchase common shares at an exercise price that is based on the market value of the shares on the date of the grant of each option.  These common shares are issued from treasury.  Options granted beginning in 1998 vest (not less than three months after the grant date) in respect of one-third of the grant when the market value of the share has increased by 20% over the exercise price, two-thirds of the grant when the market value of the share has increased by 40%, and the entire amount of the grant when the market value of the share has increased by 60%.  The market value must exceed these thresholds for at least 21 consecutive trading days.  All options that do not attain the thresholds above vest nine years after the grant date.  All options expire ten years after the grant date.  In the event of death or retirement, any remainder of this ten-year period in excess of five years is reduced to five years, and the said thresholds are waived.  Options granted before 1998 vest generally over a fixed period of four years from the grant date and expire at various dates during the next ten years.  Upon consummation of the combination with Alusuisse Group Ltd. on October 17, 2000, all options granted prior to the consummation were vested.  In respect of certain options granted to certain senior executives in 1996, 1997 and 1998, the Company granted further options which become effective upon the exercise of the associated options and upon the executive placing at least one-half of the common shares resulting from the exercise of these options in trust with an agency named by the Company, for a minimum period of five years.  The exercise price of these options is based on the market value of the common shares on the exercise date of the associated options.  These options are exercisable in the same manner, and will also terminate on the same date, as the associated options.  The vesting provisions of these options are identical to those of the associated options.

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

Changes in the number of shares under options as well as the average exercise price are summarized below:

	Number of Shares Under Options (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	11,295	43.40
Granted	167	49.59
Exercised	(2,839)	39.28
Forfeited	(35)	46.51
Outstanding - June 30, 2006	8,588	44.87
Exercisable - June 30, 2006	3,536	40.74

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

Shares under Options Outstanding at June 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
514	30.43-35.00	33.81	5.30
2,386	35.01-40.00	38.34	8.68
1,000	40.01-45.00	40.93	3.91
1,454	45.01-50.00	46.62	7.22
3,234	50.01-56.34	51.87	6.98
8,588	30.43-56.34	44.87	7.04

Shares under Options Exercisable and Fully Vested at June 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
514	30.43-35.00	33.81	5.30
1,467	35.01-40.00	38.40	8.36
696	40.01-45.00	40.99	3.51
476	45.01-50.00	46.32	6.31
383	50.01-56.34	51.59	4.44
3,536	30.43-56.34	40.74	6.26

At June 30, 2006, the Company had 20,756,203 shares reserved for issue under the Alcan Executive Share Option Plan.

The total intrinsic value of the Alcan Executive Share Options exercised during the second quarter and six months ended June 30, 2006, was $31 and $44, respectively (2005: nil and $1). For the second quarter and six months ended June 30, 2006, the Company received $57 and $99, respectively, from the exercise of Alcan Executive Share Options (2005: $4 and $7).

The total intrinsic value of Alcan Executive Share Options fully vested at June 30, 2006, is $38 (2005: nil).  The total compensation cost related to nonvested Alcan Executive Share Options not yet recognized is $23 at June 30, 2006.  The weighted-average period over which this cost is expected to be recognized is three years.

The fair value of options vested during the second quarter and six months ended June 30, 2006, is $21 and $31, respectively (2005: $1 and $1).

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

The weighted average grant date fair value for Alcan Executive Share Options issued during the second quarter and six months ended June 30, 2006 is nil and $13.94, respectively (2005: nil and nil).

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

Derived Service Period

For options granted during the six months ended June 30, 2006, the requisite service period is derived for the three vesting tranches described above using the same Monte Carlo simulation.  The fair values of the options for each of the first, second and third tranches are recognized as compensation expense over a requisite service period of one, two and three years, respectively.  The Company changed its method of calculating the requisite service period based on further clarification provided in SFAS No. 123(R), as the Alcan Executive Share Options contain a market condition.

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

Changes in the number of Alcan shares under Pechiney options as well as the average exercise price are summarized below:

	Number of Shares Under Pechiney Options (in thousands)	Weighted Average Exercise Price (€)
Outstanding - January 1, 2006	3,670	31.63
Exercised	(919)	29.23
Forfeited	(26)	28.79
Outstanding and Exercisable - June 30, 2006	2,725	32.46

Shares under Pechiney Options Outstanding and Exercisable at June 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (€)	WEIGHTED AVERAGE EXERCISE PRICE (€)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
349	16.73-19.92	19.79	6.58
45	23.50-23.92	23.67	2.21
924	29.07-31.36	29.95	4.05
1,407	37.53-37.67	37.54	5.68
2,725	16.73-37.67	32.46	5.19

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

8.     STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

The total intrinsic value of Pechiney options exercised during the second quarter and six months ended June 30, 2006, was $7 and $13, respectively (2005: nil and nil).  For the second quarter and six months ended June 30, 2006, the Company received $16 and $33, respectively, from the exercise of Pechiney options (2005: nil and nil).

Other Stock-Based Compensation Plans

Stock Price Appreciation Unit Plan

A small number of employees are entitled to receive Stock Price Appreciation Units (SPAU) instead of Alcan Executive Share Options due to certain local considerations in their countries of residence, whereby they are entitled to receive cash in an amount equal to the excess of the market value of a common share on the date of exercise of a SPAU over the market value of a common share as of the date of grant of such SPAUs.  SPAUs vest in the same manner as the Alcan Executive Share Options granted beginning in 1998.  On January 6, 2005, 211,035 SPAUs, representing SPAUs held by Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled.   The remaining SPAUs were converted in the same manner as described under the Alcan Executive Share Option Plan.

As described in note 2 - Accounting Changes - Share-Based Payment, the Company began recording all outstanding liability awards at fair value on January 1, 2006.  Accordingly, the Company recorded an after-tax charge of $4 using the modified prospective application method in Cumulative effect of accounting change to record all outstanding SPAUs, previously measured at their intrinsic value, at their fair value.  Prior periods have not been restated.  The fair value of all outstanding SPAUs is estimated using the Monte Carlo simulation model described under the Alcan Executive Share Option Plan.

The change in SPAUs for the six-month period ended June 30, 2006 is as follows:

	Number of SPAUs(in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	1,019	42.09
Exercised	(297)	39.45
Forfeited	(6)	46.90
Outstanding - June 30, 2006	716	43.15
Exercisable - June 30, 2006	338	39.88

SPAUs Outstanding at June 30, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
82	34.04-35.00	34.04	4.42
159	35.01-40.00	38.26	9.23
132	40.01-45.00	40.86	4.66
179	45.01-50.00	46.16	5.89
164	50.01-50.99	50.99	8.24
716	34.04-50.99	43.15	6.77

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

SPAUs Exercisable at June 30, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
82	34.04-35.00	34.04	4.42
88	35.01-40.00	38.26	9.23
81	40.01-45.00	40.86	4.30
87	45.01-46.16	46.16	4.46
338	34.04-46.16	39.88	5.65

The total intrinsic value for SPAUs redeemed, which is equal to the amount the Company paid, during the second quarter and six months ended June 30, 2006, was $3 and $4, respectively (2005: nil and nil).

The total intrinsic value of SPAUs fully vested at June 30, 2006 is $4 (2005: nil).  The total compensation cost related to nonvested SPAUs not yet recognized is $4 at June 30, 2006.  The weighted-average period over which this cost is expected to be recognized is two years.

The fair value of the SPAUs vested during the second quarter and six months ended June 30, 2006 is $4 and $5, respectively.

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

The valuation model used the following assumptions at June 30, 2006:

Alcan expected volatility (%)	30.09
Alcan expected correlation with market	0.45
Risk-free interest rate (%)	5.19
Expected market volatility (S&P 500) (%)	11.07

8.      STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont'd)

The peer group expected volatility and correlation with the market at June 30, 2006, is summarized as follows:

PEER GROUP	VOLATILITY	CORRELATION WITH MARKET
Peer group average	27.32%	0.45
Peer group high	112.39%	0.69
Peer group low	13.23%	0.12

On January 6, 2005, all Novelis employees who were Alcan employees immediately prior to the spin-off ceased to actively participate in and accrue benefits under this plan.  No cash payments were made to these employees as a result of the spin-off nor does Alcan have any liability to make future cash payments to these individuals.

As described above, under the Executive Deferred Share Unit Plan, executive officers based in Canada may elect, at least 12 months prior to the end of the three-year period of the TSR Plan, to receive EDSUs for their total award earned under the TSR Plan for that period instead of a cash payment.  For the second quarter and six months ended June 30, 2006, 21 and 43 units, respectively, were granted to eligible executive officers.  At June 30, 2006, 7,161 units were outstanding.

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

For the second quarter and six months ended June 30, 2006, 10,687 and 10,934 units, respectively, were granted and nil and 11,439 units, respectively, were redeemed.  At June 30, 2006, 90,447 units were outstanding.  The Company paid nil and $1 for the redemption of units for the second quarter and six months ended June 30, 2006, respectively.

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

For the second quarter and six months ended June 30, 2006, 9,642 and 19,920 units, respectively, were granted and 16,216 and 16,216 units, respectively, were redeemed.  At June 30, 2006, 136,567 units were outstanding.  The Company paid $1 and $1 for the redemption of units for the second quarter and six months ended June 30, 2006, respectively.

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

For the second quarter and six months ended June 30, 2006, 166 and 8,449 units, respectively, were granted and 5,408 and 7,533 units, respectively, were redeemed.  At June 30, 2006, 52,703 units were outstanding.  The Company paid approximately nil for the redemption of a portion of the RSUs for the second quarter and six months ended June 30, 2006. The remaining RSU's redeemed were converted to Alcan common shares.

Total Stock-Based Compensation Cost

Total stock-based compensation costs (income) for the second quarter and six months ended June 30, 2006 are $21 and $61, respectively (2005: ($6) and ($3)).  These costs include stock-option expense of $11 and $36 for the second quarter and six months ended June 30, 2006, respectively (2005: $5 and $10) and other stock-based compensation costs (income) of $10 and $25 for the second quarter and six months ended June 30, 2006, respectively (2005: ($11) and ($13)).  Included in stock-option expense is $11 in the first quarter of 2006 due to the recognition of compensation expense related to retired and retirement-eligible employees.

As a result of the adoption of SFAS No. 123(R), the Company recognizes compensation expense immediately for all stock options issued on or after January 1, 2006 to retirement eligible employees.  For stock options issued prior to this date, all unrecognized compensation expense is recognized immediately upon the employee's retirement.

9.    INCOME TAXES

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Current	112	83	237	126
Deferred	83	(13)	227	42
	195	70	464	168

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2005: 32%).

10.   OTHER EXPENSES (INCOME) - NET

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005

Asset impairment charges not included in restructuring programs	1	23	5	26
Loss (Gain) on disposal of businesses and investments - net	(4)	17	(4)	16
Provision for (Recoveries of) legal claims	8	10	(54)	11
Environmental provisions	7	5	9	8
Interest revenue	(7)	(12)	(15)	(31)
Exchange losses (gains) - net	65	(25)	83	(40)
Derivative losses (gains) - net	(46)	(18)	(44)	5
Other	(22)	-	(9)	6
	2	-	(29)	1

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provisions for (Recoveries of) legal claims.

11.   INVENTORIES

	June 30, 2006	December 31, 2005
Aluminum operating segments
Aluminum	975	912
Raw materials	724	704
Other supplies	448	365
	2,147	1,981
Packaging operating segments
Raw materials and other supplies	337	297
Work in progress	159	133
Finished goods	310	323
	806	753
	2,953	2,734

12.   SUPPLEMENTARY INFORMATION

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Income Statement
Interest on long-term debt	84	83	168	166
Capitalized interest	(20)	(5)	(34)	(10)

	June 30, 2006	December 31, 2005
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,058	1,855
Other accrued liabilities	1,619	1,520
Derivatives	743	508
Income and other taxes	217	116
Accrued employment costs	580	609
	5,217	4,608

13.   COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the repayment of approximately $174 of indebtedness by third parties.  Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted joint ventures, obligations relating to businesses sold, employee housing loans and potential environmental remediation at former Alcan sites.

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

14.   COMPREHENSIVE INCOME

	Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005
Net income	455	191	908	409
Other comprehensive income (loss):
Net change in deferred translation adjustments	239	(299)	396	(559)
Net change in excess of market value over book value of
"available-for-sale" securities	-	(2)	-	(4)
Net change in unreleased gains and losses on
derivatives, net of tax of $6 and $49, respectively,
for the quarter and six months ended
June 30, 2006 (2005: ($45) and ($29))
Net change from periodic revaluations	(65)	84	(188)	43
Net amount reclassified to income	57	12	98	20
Net change in minimum pension liability, net of tax of
$8 and $9, respectively, for the quarter and six
months ended June 30, 2006 (2005: ($7) and ($12))	(13)	20	(18)	(4)
	218	(185)	288	(504)
Comprehensive income (loss)	673	6	1,196	(95)

14.   COMPREHENSIVE INCOME (cont'd)

	June 30, 2006	December 31, 2005
Accumulated other comprehensive income (loss)
Deferred translation adjustments	660	264
Unrealized gain on "available-for-sale" securities	4	4
Unreleased loss on derivatives	(305)	(215)
Minimum pension liability	(468)	(450)
Accumulated other comprehensive loss	(109)	(397)

15.   SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

Acquisitions

On January 3, 2006, the Company announced that it has acquired the packaging assets and business of Recubrimientos y Laminaciones de Papel, S.A. de C.V. (Relapasa), of Monterrey, Mexico for $22.

On March 10, 2006, the Company acquired the operating assets of Daifu Industries Co. Ltd. of Phetchaburi, Thailand, a company specializing in hotmelt coating, induction sealing and production of flexible packaging material, for an initial investment of $8.  An additional amount of $1 was paid in June 2006 based on the audited value of the acquiree's inventory.

During the second quarter of 2006, the Company increased its ownership in Alcan Packaging Mohammedia to 97.2% by purchasing an additional 34.4% for $9.  Alcan Packaging Mohammedia, located in Morocco, is specialized in cosmetics, hygiene and medical packaging.

Sales

On February 7, 2006, the Company completed the sale of its Froges, France, rolling mill to Industrie Laminazione Alluminio S.p.A. based in Sardinia, Italy for net proceeds of $(5), resulting in a gain on disposal of $1.

In March 2006, the Company completed the sale of selected assets of its North American Food Packaging Plastic Bottle business to Ball Corporation for net proceeds of $182, resulting in a loss on disposal of $4.

On March 2, 2006, the Company completed the sale of its high-purity activity at the Mercus processing mill in France to Praxair Inc. for net proceeds of $2, resulting in a gain on disposal of $1.

On March 2, 2006, the Company completed the sale of its food packaging plant in Zaragoza, Spain, to Kostova System, S.L., for net proceeds of $7, resulting in a loss on disposal of $3.

In June 2006, the Company completed the sale of its Chambéry, France, operation to Compagnia Generale Alluminio S.p.A. for net proceeds of $8, resulting in no gain or loss on disposal.  Chambéry manufactures Rollbond panels used primarily as fluid circulators in refrigeration units.  During the first quarter of 2006, the Company had recorded an impairment charge of $2 based on the expected divestiture.

On June 9, 2006, the Company completed the sale of its Lir France beauty packaging facility in France for net proceeds of $(3), resulting in a gain on disposal of $1.  A provision of $9 was recorded in the fourth quarter of 2005 based on the expected loss on disposal.

On July 24, 2006, the Company announced that it has signed an agreement to sell its Cebal Aerosol business to its current management team and to Natexis Investissement Partners, a part of Natexis Private Equity investment fund.

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

Components of Net Periodic Benefit Cost

	Pension Benefits				Other Benefits
	Second Quarter		Six Months		Second Quarter		Six Months
Periods ended June 30	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	51	41	100	82	4	3	8	6
Interest cost on benefit obligation	140	136	278	275	14	14	28	28
Expected return on plan assets	(153)	(136)	(304)	(275)	-	-	-	-
Amortization:
Actuarial (gains) losses	29	24	56	48	4	(1)	8	(2)
Prior service cost	18	15	36	30	-	-	-	-
Net periodic benefit cost	85	80	166	160	22	16	44	32

The expected long-term rate of return on plan assets is 6.9% in 2006.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 in aggregate to its funded pension plans in 2006.  The contributions are expected to be fully comprised of cash. As at June 30, 2006, $126 has been contributed, and the Company expects to contribute an additional $128 over the remainder of the year. The Company expected to pay in 2006 $65 of unfunded pension benefits and lump sum indemnities from operating cash flows.  As at June 30, 2006, $34 has been paid, and the Company expects to pay an additional $35 over the remainder of the year.

17.   LONG TERM DEBT

Effective June 16, 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility with a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks: a $2,000 five-year tranche, and a $1,000 364-day tranche, which may be extended by two years at the Company's option. The facility is available for general corporate purposes and is primarily used as backup for commercial paper.

18.   PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

19.   SUBSEQUENT EVENT

In the third quarter of 2006, the Company announced a 33% increase in the quarterly dividend from $0.15 to $0.20.  The dividend of $0.20 per common share is payable on September 20, 2006 to shareholders of record at the close of business on August 18, 2006.

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per common share amounts, aluminum prices and as otherwise stated)

This Management's Discussion and Analysis (MD&A) includes some measures for which no meaning is prescribed by generally accepted accounting principles (GAAP).  Refer to the section "Definitions" for an explanation of these measures.

Overview

The Company reported second quarter income from continuing operations of $454 or $1.21 per common share versus $208 or $0.56 per common share a year earlier and $454 or $1.21 per common share in the first quarter of 2006.  Income from continuing operations increased $246 year-over-year as the Company benefited from higher aluminum prices, better pricing and mix, improved volumes, as well as a lower charge for Other Specified Items (OSIs), partially offset by higher costs for energy and raw materials, the negative impact of a stronger Canadian dollar and an unfavourable variance in foreign currency balance sheet translation effects. Income from continuing operations was unchanged from the first quarter of 2006 as the benefits of higher aluminum prices, improved volumes, and better pricing and mix, were offset by lower contributions from technology sales and power generation, the negative impact of a stronger Canadian dollar, higher raw material costs as well as an unfavourable variance in foreign currency balance sheet translation. The terms "Other Specified Items" and "Foreign Currency Balance Sheet Translation" are defined under "Definitions" at the end of MD&A.

Income from continuing operations for the second quarter of 2006 included a primarily non-cash, after-tax loss of $100 or $0.27 per common share for the effects of foreign currency balance sheet translation, compared to an after-tax gain of $4 or $0.01 per common share in the year-ago quarter and an after-tax loss of $9 or $0.02 per common share in the first quarter of 2006. Foreign currency balance sheet translation charges for the second quarter of 2006 reflect the largely non-cash impact of the strengthening Canadian dollar on the Company's deferred income taxes.   Also included in income from continuing operations for the second quarter was a net after-tax charge for OSIs of $2 or nil per common share compared to an after-tax charge of $82 or $0.22 per common share in the year-ago quarter and an after-tax charge of $10 or $0.03 per common share in the first quarter of 2006.  A detailed OSI schedule is provided below.

	Second Quarter		First Quarter	Six Months Ended June 30
	2006	2005	2006	2006	2005
Included in income from continuing operations are:
Foreign currency balance sheet translation	(100)	4	(9)	(109)	34
Other Specified Items (OSIs)	(2)	(82)	(10)	(12)	(127)

Income from continuing operations	454	208	454	908	416
Income (Loss) from discontinued operations	1	(17)	3	4	(7)
Cumulative effect of accounting change	-	-	(4)	(4)	-
Net income	455	191	453	908	409
Basic earnings per common share ($ per common share)
Income from continuing operations	1.21	0.56	1.21	2.42	1.11
Net income	1.21	0.52	1.21	2.42	1.09
Average number of common shares outstanding (millions)	375.1	370.2	373.1	374.1	370.1

	Second Quarter		First Quarter	Six Months Ended June 30
	2006	2005	2006	2006	2005

Sales & operating revenues	6,103	5,206	5,550	11,653	10,384
Volumes (Kt)
Ingot products*	765	744	749	1,514	1,468
Aluminum used in engineered products & packaging	341	336	337	678	663
Total aluminum volume	1,106	1,080	1,086	2,192	2,131
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,709	2,034	2,454	2,581	2,046
Average LME 3-month price (1-month lag) **	2,661	1,868	2,369	2,515	1,859

* Includes primary and secondary ingot and scrap aluminum. Realized prices generally lag LME price changes by one month.

** The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $6,103 were up $897 compared to the year-ago quarter mainly reflecting higher aluminum prices, favourable pricing and mix across all businesses as well as increased volume in the Primary Metal and Engineered Products groups.  Compared to the first quarter of 2006, sales and operating revenues rose by $553 primarily reflecting the benefits of higher aluminum prices and ingot volumes as well as improved sales mix and pricing in the downstream businesses.

Total aluminum volume was up slightly from a year earlier principally due to additional production from the Alouette expansion and the Becancour smelter restart which more than offset the impact of the closure of the Steg smelter in Switzerland. The marginal aluminum volume increase from the first quarter was largely the result of inventory drawdowns during the second quarter in the Company's Asia-Pacific smelter system.

The average realized price on sales of ingot products during the second quarter was up $675 per tonne from the year-ago quarter and $255 per tonne from the first quarter of 2006.  Both the year-over-year and sequential quarter increases reflected the impact of higher LME prices, partly offset by lower local market premia compared to the second quarter a year ago.

	Second Quarter		First Quarter
	2006	2005	2006

Other Specified Items (after-tax)
Synergy costs	-	(24)	-
Restructuring charges	(42)	(28)	(21)
Asset impairments	(24)	(16)	(6)
Gains (losses) from non-routine sales of assets, businesses and investments	8	(8)	(29)
Tax adjustments	63	-	-
Novelis costs	-	5	-
Other	(7)	(11)	46
Other Specified Items	(2)	(82)	(10)

The most significant items included in OSIs in the second quarter of 2006 were after-tax charges totaling $66 associated mainly with previously announced restructuring initiatives across all business groups, largely offset by tax adjustments of $63 mainly related to a deferred tax benefit arising from a reduction in the Canadian Federal tax rates enacted in June 2006. The most significant items included in OSIs in the first quarter of 2006 were after-tax losses of $29 on business and asset disposals, after-tax restructuring charges of $21 mainly related to the packaging business, as well as asset impairment charges of $6 mainly related to the sale of the bottles business, offset by a gain of $41 arising on the sale of bankruptcy claims against Enron.

The principal items included in OSIs in the second quarter of 2005 were after-tax costs of $28 mainly related to the restructuring of certain Engineered Products facilities, principally in Europe, after-tax costs of $24 mainly associated with the Pechiney synergy program and after-tax asset impairments of $16.

Included in income from continuing operations for the second quarter of 2006 were mark-to-market gains on derivatives of $0.03 per common share as compared to $0.06 a year earlier and $0.03 in the first quarter of 2006. Results for the second quarter of 2006 included non-cash pre-tax expenses of $11 for stock options as compared to $5 in the year-ago quarter and $25 in the first quarter of 2006.

Net Income

Including results from discontinued operations and the cumulative effect of an accounting change in the first quarter of 2006, the Company reported net income of $455 or $1.21 per common share, compared to net income of $191 or $0.52 per common share a year earlier and $453 or $1.21 per common share in the first quarter of 2006.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	Second Quarter		First Quarter	Six Months Ended June 30
	2006	2005	2006	2006	2005
Business Group Profit (BGP)
Bauxite and Alumina	126	111	129	255	208
Primary Metal	774	425	758	1,532	856
Engineered Products	144	101	154	298	216
Packaging	134	177	146	280	333
Subtotal	1,178	814	1,187	2,365	1,613
Equity accounted joint venture eliminations	(86)	(77)	(71)	(157)	(151)
Change in fair market value of derivatives	7	33	14	21	30
	1,099	770	1,130	2,229	1,492
Corporate Items
Intersegment, corporate offices and other	(159)	(161)	(107)	(266)	(248)
Depreciation & amortization	(258)	(268)	(251)	(509)	(540)
Interest	(69)	(90)	(76)	(145)	(175)
Income taxes	(195)	(70)	(269)	(464)	(168)
Equity income	37	28	28	65	57
Minority interests	(1)	(1)	(1)	(2)	(2)
Income from continuing operations	454	208	454	908	416

Bauxite and Alumina: BGP for the second quarter was $126, an increase of $15 or 14% compared to the year-ago quarter.  Excluding OSIs and balance sheet translation effects, the year-over-year increase in BGP was $37 or 35%.  This improvement mainly reflected higher LME-linked contract prices for alumina and a favourable change in sales mix, partly offset by higher costs for energy, caustic soda as well as accelerated maintenance and other operating costs mainly related to Gove.  On a sequential quarter basis, BGP was slightly below the previous quarter.  Excluding OSIs and balance sheet translation effects, BGP increased by $15 or 12% reflecting higher contract prices which more than offset unfavourable changes in sales mix.  For the third quarter of 2006, results are expected to show good improvement over the second quarter mainly due to higher LME-linked contract prices.

Primary Metal: BGP for the second quarter at $774 increased by $349 or 82% compared to the year-ago quarter.  Excluding OSIs and balance sheet translation effects, the year-over-year increase in BGP was $379 or 90%.  The improvement reflected higher sales price realizations, partially offset by the impact of a weaker U.S. dollar and higher input costs due mainly to alumina and fuel-related raw materials.  On a sequential quarter basis, BGP was up $16 or 2%.  Excluding OSIs and balance sheet translation effects, BGP increased by $40 or 5%.  The improvement mainly reflected higher sales price realizations and increased metal shipments, partially offset by significantly lower contributions from technology sales and power generation, the unfavourable impact of a weaker U.S. dollar as well as higher input costs due mainly to energy and fuel-related raw materials. For the third quarter of 2006, results are expected to decline due to lower aluminum prices, higher alumina costs as well as the impact of the power interruption at the Reykjavik smelter in Iceland.

Engineered Products: BGP for the second quarter was $144, up $43 or 43% from the comparable quarter of 2005.  Excluding the impact of OSIs and foreign currency balance sheet translation effects, the year-over-year increase in BGP was $23 or 17%, mainly reflecting strong demand for cable, composite and aerospace products.  On a sequential quarter basis, BGP was down $10 or 6%.  Excluding OSIs and translation effects, BGP was little changed from the first quarter.  The BGP margin for the second quarter, adjusted for OSIs and translation effects, was 8.1%, compared to 8.0% a year earlier and 9.1% in the first quarter reflecting higher underlying aluminum prices and reduced metal timing benefits.  BGP for the third quarter is expected to be below the second quarter due to normal seasonal slowing in Europe combined with the timing impact relating to the reversal of earlier metal inventory valuation benefits.

Packaging: BGP in the second quarter of $134 was down $43 or 24% compared to the prior-year quarter.  Excluding the impact of OSIs and foreign currency balance sheet translation effects, BGP decreased by $17 or 10%, reflecting the loss of contributions from divested businesses and a timing lag in the pass-through of raw material cost increases, which together more than offset increased volumes in the Food and Tobacco businesses.  On a sequential quarter basis, BGP was down $12 or 8%. However, excluding OSIs and translation effects, BGP increased $11 or 7% reflecting improvements across all businesses including seasonal growth and the benefits of earlier raw material price pass-through actions, partially offset by the adverse impact of divested businesses.  The BGP margin for the second quarter, adjusted for OSIs and translation effects, was 10.5%, down from 11.2% a year earlier but up from 9.9% in the first quarter reflecting successful pass-through measures.  For the third quarter of 2006, BGP is expected to increase as the benefits of restructuring and cost reduction plans more than offset normal seasonal volume softening.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum.

Interest expense, net of capitalized interest, was $21 lower than in the year-ago quarter reflecting a higher level of capitalized interest.  In the second quarter, capitalized interest was $20, mainly related to the Gove expansion, compared to $5 a year ago.  The favourable impact of lower debt levels was partly offset by the effect of higher interest rates.  Compared to the first quarter, interest expense declined $7 due to higher capitalized interest.

The Company's effective tax rate on income from continuing operations was 32% in the second quarter and 35% year to date.  Balance sheet translation losses due to the strengthening of the Canadian dollar increased the effective tax rate in the second quarter.  This was largely offset by a reduction of Canadian denominated deferred tax liabilities of $61 due to a reduction in the Canadian Federal tax rates enacted in June 2006.  In the first quarter, the effective tax rate was 39%, which reflected a non tax-deductible goodwill charge related to the sale of selected assets of the packaging bottles business.

Liquidity and Capital Resources

	Second Quarter		First Quarter	Six Months Ended June 30
	2006	2005	2006	2006	2005

Cash flow from operating activities in continuing operations	771	189	362	1,133	92
Dividends	(59)	(58)	(59)	(118)	(116)
Capital expenditures	(469)	(441)	(426)	(895)	(698)
Free cash flow from continuing operations	243	(310)	(123)	120	(722)

Operating Activities

Cash flow from operating activities in continuing operations increased by $582 compared to the year-ago quarter.  The increase mainly reflected higher earnings and a favourable change in working capital largely attributable to higher payables.  Compared to the first quarter of 2006, cash flow from operating activities was up by $409 as a result of a favourable change in working capital. After dividends of $59 and capital expenditures of $469, free cash flow from continuing operations was $243 for the second quarter of 2006. In the year-ago quarter, after dividends of $58 and capital expenditures of $441, free cash flow from continuing operations was negative $310. The term "Free cash flow" is defined under "Definitions" at the end of MD&A.

Financing Activities

Debt as a Percentage of Invested Capital	June 30		March 31
	2006	2005	2006

Debt

Short-term borrowings	349	339	308
Debt maturing within one year	105	854	823
Debt not maturing within one year	5,570	5,630	5,219
Debt of operations held for sale	-	1	-

Total debt

	6,024	6,824	6,350

Equity

Minority interests	65	91	68
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	10,750	9,969	10,039

Total equity

	10,975	10,220	10,267
Total invested capital	16,999	17,044	16,617
Debt as a percent of invested capital (%)	35%	40%	38%

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of MD&A.

Debt as a percentage of invested capital as at June 30, 2006 reached the long-term target level of 35%, down from 38% at the end of the first quarter.

The Company announced a 33% dividend increase from $0.15 to $0.20 per common share per quarter. The dividend of $0.20 per common share is payable on September 20, 2006 to shareholders of record at the close of business on August 18, 2006.

On May 2, 2006, the Company repaid its € 600 million 5.5% Euro note maturing on the same day.  The repayment was financed through a combination of commercial paper and cash from operations.

Effective June 16, 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility with a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks: a $2,000 five-year tranche, and a $1,000 364-day tranche, which may be extended by two-years at the Company's option. The facility is available for general corporate purposes and is primarily used as backup for commercial paper.

As at the date of this report, August 9, 2006, Alcan has $1.1 billion of commercial paper outstanding, and as a result, the unused portion of the credit facility was $1.9 billion.  Based on the Company's forecasts, the Company believes that the cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events.

Investment Activities

In the second quarter of 2006, cash used for investment activities was $450 compared to $452 in the year-ago quarter. Both the current and year-ago quarter balances mainly reflect capital expenditures of $469 and $441, respectively.  Excluding capital expenditures on the Gove expansion, capital spending was 100% and 84% of depreciation and amortization expense for the second quarter and prior-year quarter, respectively.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees.  The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at June 30, 2006.  There are no material off-balance sheet arrangements.

Contractual Obligations As at June 30, 2006

Payments due by period

	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	5,675	105	487	44	5,039
Interest payments (1)	3,921	153	599	571	2,598
Capital lease obligations	11	-	7	4	-
Operating leases	358	-	177	130	51
Purchase obligations	4,927	764	892	592	2,679
Unfunded pension plans (2)	2,330	35	128	130	2,037
Other post-employment benefits (2)	2,622	34	150	167	2,271
Funded pension plans (2)(3)	(3)	128	524	541	(3)
Guarantees (4)	174	29	75	-	70

Total

		1,248	3,039	2,179

(1)  Interest payments were calculated using the interest rate in effect and the outstanding debt balance as at June 30, 2006.

(2)  Refer to note 16, Post-Retirement Benefits, of the accompanying financial statements.

(3) Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation.  Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions.  Based on management's long-term expected return on assets, annual contributions for years after 2010 are projected to be in the same range as in prior years and to grow in relation with payroll.

(4)  Refer to note 13, Commitments and Contingencies, of the accompanying financial statements.

Selected Annual Information

Selected financial data for each of the Company's three most recently completed financial years is as follows:

	31 December
	2005	2004	2003

Sales and operating revenues	20,320	24,948	13,850

Income from continuing operations	155	243	262

Net income	129	258	64

Total assets	26,638	33,341	31,948

Total long-term debt	6,067	6,914	7,778
($ per common share)
Income from continuing operations per common share - basic and diluted	0.40	0.64	0.79

Net income per common share - basic and diluted	0.33	0.69	0.18

Dividends per common share	0.60	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q2-06	Q1-06	Q4-05	Q3-05	Q2-05	Q1-05	Q4-04	Q3-04

Sales and operating revenues	6,103	5,550	5,049	4,887	5,206	5,178	6,536	6,184

Income (Loss) from continuing operations	454	454	(333)	72	208	208	(347)	171

Net income (Loss)	455	453	(361)	81	191	218	(346)	167

($ per common share)
Income (Loss) from continuing operations per common share - basic	1.21	1.21	(0.91)	0.19	0.56	0.56	(0.95)	0.46

Income (Loss) from continuing operations per common share - diluted	1.20	1.20	(0.91)	0.19	0.56	0.56	(0.95)	0.46

Net income (Loss) per common share - basic	1.21	1.21	(0.98)	0.21	0.52	0.58	(0.94)	0.45

Net income (Loss) per common share - diluted	1.20	1.20	(0.98)	0.21	0.52	0.58	(0.94)	0.45

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

The Company's critical accounting policies are more fully described in note 3 - Recently Issued Accounting Standards, to the Consolidated Financial Statements and in MD&A, contained in the most recent Annual Report on Form 10-K.

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

The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.  Furthermore, the Company undertakes no obligation, in relation to future quarterly earnings disclosures, to release publicly any information on an interim basis prior to the final earnings disclosure.

Definitions

"$" all amounts are in U.S. dollars.

"Business Group Profit" (BGP) comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives, that are not under the control of the business groups or are not considered in the measurement of their profitability.  These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters.  Financial information for individual business groups includes the results of certain joint ventures and other investments accounted for using the equity method on a proportionately consolidated basis, which is consistent with the way the business groups are managed.  However, the BGP of these joint ventures and equity-accounted investments is removed from total BGP for the Company and the net after-tax results are reported as equity income.  The unrealized change in the fair market value of derivatives has been removed from individual business group results and is shown on a separate line within total BGP.  This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management.

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

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the U.S. Securities and Exchange Commission's site at www.sec.gov.  All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report.  The number of common shares outstanding as at August 2, 2006 is 376,083,800.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow.  See risk factors described in Item 1A on page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding at June 30, 2006 and June 30, 2005 net of its invested surplus cash and time deposits at June 30, 2006 and June 30, 2005 would be to reduce net income by $5 and $3, respectively.  The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity.  Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited.  For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies on page 70 of the Company's most recent Annual Report on Form 10-K.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward contracts) outstanding as at June 30, 2006.

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value
FORWARD CONTRACTS
To buy USD against the foreign currency

GBP	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	0.549	-	-	-	-	-

CHF	Nominal amount	4	-	-	-	-	-	4	-
	Average contract rate	1.218	-	-	-	-	-

JPY	Nominal amount	19	-	-	-	-	-	19	1
	Average contract rate	109.2	-	-	-	-	-

MXN	Nominal amount	14	4	1	-	-	-	19	-
	Average contract rate	11.20	10.97	11.29	-	-	-

DKK	Nominal amount	5	-	-	-	-	-	5	-
	Average contract rate	5.912	-	-	-	-	-

Other	Nominal amount	3	-	-	-	-	-	3	-

To sell USD against the foreign currency

GBP	Nominal amount	22	-	-	-	-	-	22	-
	Average contract rate	0.535	-	-	-	-	-

AUD	Nominal amount	89	-	-	-	-	-	89	2
	Average contract rate	1.381	-	-	-	-	-

BRL	Nominal amount	23	45	-	-	-	-	68	7
	Average contract rate	2.514	2.669	-	-	-	-

ISK	Nominal amount	9	-	-	-	-	-	9	-
	Average contract rate	74.26	-	-	-	-	-

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value

CZK	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	22.31	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To buy EUR against the foreign currency

USD	Nominal amount	655	21	-	-	-	-	676	38
	Average contract rate	1.204	1.201	-	-	-	-

GBP	Nominal amount	34	1	-	-	-	-	35	-
	Average contract rate	0.691	0.694	-	-	-	-

CAD	Nominal amount	4	2	-	-	-	-	6	-
	Average contract rate	1.462	1.525	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	662	24	12	1	1	2	702	(34)
	Average contract rate	1.216	1.223	1.113	1.333	1.349	1.374

GBP	Nominal amount	22	-	-	-	-	-	22	-
	Average contract rate	0.688	-	-	-	-	-

CHF	Nominal amount	33	5	4	-	-	-	42	-
	Average contract rate	1.550	1.522	1.506	-	-	-

NOK	Nominal amount	5	-	-	-	-	-	5	-
	Average contract rate	7.946	-	-	-	-	-

CAD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.422	-	-	-	-	-

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at June 30, 2005.

							2010
							and	Nominal	Fair
(in US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value
FORWARD CONTRACTS
To buy USD against the foreign currency

GBP	Nominal amount	28	6	-	-	-	-	34	-
	Average contract rate	0.556	0.571	-	-	-	-

CHF	Nominal amount	13	15	-	-	-	-	28	1
	Average contract rate	1.228	1.239	-	-	-	-

JPY	Nominal amount	4	-	-	-	-	-	4	-
	Average contract rate	108.4	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To sell USD against the foreign currency

GBP	Nominal amount	54	3	-	-	-	-	57	(2)
	Average contract rate	0.539	0.540	-	-	-	-

CHF	Nominal amount	5	1	-	-	-	-	6	-
	Average contract rate	1.201	1.313	-	-	-	-

AUD	Nominal amount	110	205	-	-	-	-	315	2
	Average contract rate	0.741	0.751	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To sell EUR against the foreign currency

USD	Nominal amount	380	1,277	24	10	-	-	1,691	(28)
	Average contract rate	1.246	1.198	1.222	1.088	-	-

GBP	Nominal amount	8	-	-	-	-	-	8	-
	Average contract rate	0.708	-	-	-	-	-

CHF	Nominal amount	24	20	-	-	-	-	44	(1)
	Average contract rate	1.521	1.495	-	-	-	-

CZK	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	30.05	-	-	-	-	-

ZAR	Nominal amount	2	1	-	-	-	-	3	-
	Average contract rate	8.103	8.043	-	-	-	-

Other	Nominal amount	2	-	-	-	-	-	2	-

To buy EUR against the foreign currency

USD	Nominal amount	251	59	21	-	-	-	331	8
	Average contract rate	1.205	1.090	1.201	-	-	-

GBP	Nominal amount	25	9	-	-	-	-	34	(2)
	Average contract rate	0.700	0.715	-	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.524	-	-	-	-	-

AUD	Nominal amount	7	-	-	-	-	-	7	(1)
	Average contract rate	1.759	-	-	-	-	-

							2010
							and	Nominal	Fair
(in US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value

JPY	Nominal amount	5	-	-	-	-	-	5	-
	Average contract rate	134.3	-	-	-	-	-

Other	Nominal amount	4	1	-	-	-	-	5	-

To buy CHF against the foreign currency

AUD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.107	-	-	-	-	-

JPY	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	85.96	-	-	-	-	-

DKK	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.206	-	-	-	-	-

To sell CHF against the foreign currency

Other	Nominal amount	1	-	-	-	-	-	1	-

OPTIONS
To buy USD against the foreign currency

EUR	Nominal amount	48	18	-	-	-	-	66	(2)
	Average contract rate	0.800	0.800	-	-	-	-

To sell USD against the foreign currency

EUR	Nominal amount	50	137	20	-	-	-	207	6
	Average contract rate	0.863	0.759	0.758	-	-	-

GBP	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	0.585	-	-	-	-	-

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

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at June 30, 2006 would be to increase net income over the period ending December 31, 2007 by approximately $111 ($55 in 2006 and $56 in 2007).  As of June 30, 2005, such sensitivity would have been to increase net income over the period ending December 31, 2007 by $88 ($45 in 2005, $37 in 2006 and $6 in 2007).  The results as of June 30, 2006 reflect a 10% reduction from the June 30, 2006, three-month LME aluminum closing price of $2,630 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at June 30, 2006.  The Company's aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal.

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

Item 4.   Controls and Procedures

a)              Evaluation of Disclosure Controls and Procedures

As at June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company's principal executive and financial officers), of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, Alcan's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2006.

b)               Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management's assessment of the effectiveness of the Company's internal control over financial reporting in the Company's Annual Report on Form 10-K for 2006.

PART II.  OTHER INFORMATION

Items 1., 1A., 3. and 5.

The registrant has nothing to report under these items.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the second quarter of 2006, the Company issued 328,807 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options. The aggregate proceeds of the exercise of the options were approximately $9.7 million. These proceeds were used for general corporate purposes. These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S. The dates of sale and amounts of Common Shares are set forth below:

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
4 April 2006	409	10 May 2006	100,716	2 June 2006	4,828
18 April 2006	40,686	11 May 2006	37,722	5 June 2006	637
21 April 2006	34,677	12 May 2006	26,848	6 June 2006	239
26 April 2006	398	15 May 2006	7,338	20 June 2006	23
27 April 2006	30,597	16 May 2006	2,435	21 June 2006	580
28 April 2006	3,209	17 May 2006	3,271	22 June 2006	319
3 May 2006	9,858	18 May 2006	2,073	23 June 2006	409
4 May 2006	7,539	23 May 2006	409	27 June 2006	261
5 May 2006	1,116	30 May 2006	1,274
9 May 2006	10,934	1 June 2006	2

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alcan was held on April 27, 2006. At the Annual Meeting:

•     on a vote by show of hands, Messrs. Roland Berger, L. Denis Desautels, Richard B. Evans, L. Yves Fortier, Jean-Paul Jacamon, Yves Mansion, Gwyn Morgan, H. Onno Ruding, Guy Saint-Pierre, Gerhard Schulmeyer, Paul M. Tellier and Milton K. Wong, and Mrs. Christine Morin-Postel were elected as directors of Alcan to serve until the close of the next annual meeting or until they cease to hold office as such; as stated in the Form 8-K dated April 27, 2006, Messrs. Travis Engen and William R. Loomis did not stand for re-election as Directors at the 2006 Annual Meeting;

•     on a vote by show of hands, PricewaterhouseCoopers LLP was appointed as Auditors to serve until the close of the next annual meeting; and

•     on a vote by ballot, the Shareholder Proposal relating to the Utkal bauxite mine and alumina refinery project in India was rejected, with 78,022,339 Shares (36.82% of the Shares present) voted "for" and 133,858,395 Shares (63.18% of the Shares present) voted "against".

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

                                                                                    ALCAN INC.

Dated: 9 August 2006                                                      By: /s/  Cesidio Ricci

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