Form 10-Q
period 2006-09-30
ALCAN INC
filed 2006-11-09
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  Ö   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  Ö     Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No  Ö

At November 1, 2006, the registrant had 376,407,559 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in U.S. dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
(in millions of US$, except per share amounts)
Sales and operating revenues	5,769	4,887	17,422	15,271

Costs and expenses
Cost of sales and operating expenses, excluding depreciation
and amortization noted below	4,454	3,921	13,228	12,141
Depreciation and amortization	273	266	782	806
Selling, administrative and general expenses	327	331	1,057	1,056
Research and development expenses	50	66	157	164
Interest	63	92	208	267
Restructuring charges - net (note 6)	22	32	130	142
Other expenses (income) - net (note 10)	11	23	(18)	10
	5,200	4,731	15,544	14,586
Income from continuing operations before income taxes and
other items	569	156	1,878	685
Income taxes (note 9)	146	101	610	269
Income from continuing operations before other items	423	55	1,268	416
Equity income	41	16	106	73
Minority interests	(4)	1	(6)	(1)
Income from continuing operations	460	72	1,368	488
Income (Loss) from discontinued operations (note 4)	(4)	9	-	2
Income before cumulative effect of accounting change	456	81	1,368	490
Cumulative effect of accounting change, net of income
taxes of $2 (nil in 2005) (note 2)	-	-	(4)	-
Net income	456	81	1,364	490
Dividends on preference shares	3	2	8	5
Net income attributable to common shareholders	453	79	1,356	485
Earnings (Loss) per share (note 5)
Basic:
Income from continuing operations	1.21	0.19	3.63	1.30
Income (Loss) from discontinued operations	(0.01)	0.02	-	0.01
Cumulative effect of accounting change	-	-	(0.01)	-
Net income per common share - basic	1.20	0.21	3.62	1.31
Diluted:
Income from continuing operations	1.21	0.19	3.62	1.30
Income (Loss) from discontinued operations	(0.01)	0.02	-	0.01
Cumulative effect of accounting change	-	-	(0.01)	-
Net income per common share - diluted	1.20	0.21	3.61	1.31
Dividends per common share	0.20	0.15	0.50	0.60

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2006	December 31, 2005
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	158	181
Trade receivables (net of allowances of $57 in 2006 and $56 in 2005)	2,944	2,308
Other receivables	1,205	946
Deferred income taxes	192	150
Inventories (note 11)	3,104	2,734
Current assets held for sale (note 4)	15	119
Total current assets	7,618	6,438

Deferred charges and other assets	1,233	1,052
Investments	1,491	1,511
Deferred income taxes	862	863
Property, plant and equipment
Cost (excluding Construction work in progress)	17,529	16,990
Construction work in progress	2,673	1,604
Accumulated depreciation	(8,369)	(7,561)
	11,833	11,033
Intangible assets (net of accumulated amortization of $316 in 2006
and $233 in 2005)	976	1,013
Goodwill	4,635	4,713
Long-term assets held for sale (note 4)	2	15
Total assets	28,650	26,638

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont’d) (unaudited)

	September 30, 2006	December 31, 2005
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities (note 12)	4,992	4,608
Short-term borrowings	346	348
Debt maturing within one year	40	802
Deferred income taxes	28	25
Current liabilities of operations held for sale (note 4)	11	62
Total current liabilities	5,417	5,845

Debt not maturing within one year	5,399	5,265
Deferred credits and other liabilities	1,753	1,608
Post-retirement benefits	3,224	3,037
Deferred income taxes	1,337	1,172
Minority interests	67	67

Shareholders’ equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,381	6,181
Additional paid-in capital	673	683
Retained earnings	4,208	3,048
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive income (loss) (note 14)	62	(397)
	11,293	9,484
	11,453	9,644

Commitments and contingencies (note 13)

Total liabilities and shareholders’ equity	28,650	26,638

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
(in millions of US$)

OPERATING ACTIVITIES

Net income	456	81	1,364	490
Cumulative effect of accounting change	-	-	4	-
Loss (Income) from discontinued operations	4	(9)	-	(2)
Income from continuing operations	460	72	1,368	488
Adjustments to determine cash from operating activities:
Depreciation and amortization	273	266	782	806
Deferred income taxes	73	86	300	128
Equity income, net of dividends	(17)	(5)	(35)	(29)
Asset impairment charges	12	5	57	40
Loss (Gain) on disposal of businesses and investments - net	(4)	(5)	(8)	11
Stock option compensation	3	4	39	14
Change in operating working capital
Change in receivables	151	325	(605)	(250)
Change in inventories	(164)	26	(273)	(88)
Change in payables and accrued liabilities	(4)	(72)	126	(391)
Change in deferred charges, other assets, deferred credits
and other liabilities, and post-retirement benefits - net	21	(13)	188	137
Other - net	(1)	(34)	(3)	(119)
Cash from operating activities in continuing operations	803	655	1,936	747

Cash from operating activities in discontinued
operations	1	4	9	54

Cash from operating activities	804	659	1,945	801

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	9	21	380	1,237
Debt repayments	(250)	(210)	(1,086)	(1,456)
Short-term borrowings - net	(13)	(52)	(13)	(2,045)
Common shares issued	3	6	152	16
Dividends - Alcan shareholders (including preference)	(78)	(58)	(195)	(173)
- Minority interests	(1)	(1)	(2)	(2)
Cash used for financing activities in continuing operations	(330)	(294)	(764)	(2,423)

Cash used for financing activities in discontinued
operations	-	(59)	-	(55)

Cash used for financing activities	(330)	(353)	(764)	(2,478)

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d) (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(576)	(405)	(1,471)	(1,103)
Business acquisitions and purchase of investments, net of
cash and time deposits acquired	(8)	(31)	(48)	(73)
Net proceeds from disposal of businesses, investments and
other assets	27	141	234	176
Settlement of amounts due from Novelis - net	-	-	-	2,535
Other	58	-	70	-
Cash from (used for) investment activities in continuing
operations	(499)	(295)	(1,215)	1,535
Cash from (used for) investment activities in discontinued
operations	-	(1)	5	63

Cash from (used for) investment activities	(499)	(296)	(1,210)	1,598

Effect of exchange rate changes on cash and time deposits	1	4	6	(25)
Increase (Decrease) in cash and time deposits	(24)	14	(23)	(104)
Cash and time deposits - beginning of period	182	222	181	340
Cash and time deposits - end of period	158	236	158	236

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

(in millions of US$, except per share amounts)

1.    ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual financial statements as contained in the most recent annual report. The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and therefore should be read in conjunction with the Company's most recent annual report.

In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows in accordance with U.S. GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year.

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

SFAS No. 151 - Inventory Costs

On January 1, 2006, the Company adopted the provisions of SFAS No. 151, Inventory Costs, on a prospective basis. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard did not impact the Company’s financial statements.

2.    ACCOUNTING CHANGES (cont’d)

SFAS No. 154 - Accounting Changes and Error Corrections

On January 1, 2006, the Company adopted the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle versus including the cumulative effect of changing to the new accounting principle in net income. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. The adoption of this standard did not impact the Company’s financial statements.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 156 - Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new standard, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. If an entity uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities, it can simplify its accounting since SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate that its financial statements will be significantly impacted by this statement.

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

SAB 108 - Guidance for Quantifying Financial Statement Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108) in order to address the observed diversity in quantification practices with respect to annual financial statements. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet. The provisions of SAB 108 are effective for the Company’s December 31, 2006 annual financial statements. The Company does not anticipate that its financial statements will be significantly impacted by this bulletin.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS (cont’d)

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is currently evaluating the impact of this standard on its financial statements.

SFAS No. 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income and to recognize changes in that funded status in the year in which the changes occur. SFAS No. 158 also expands the required annual disclosures. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and must be applied prospectively. Based on the funded status of the Company’s pension and postretirement benefit plans as reported in the December 31, 2005 Annual Report, the adoption of this standard is expected to reduce the Company’s total assets by approximately $470, increase total liabilities by approximately $700, and reduce Shareholders’ equity by approximately $1,170 on a pre-tax basis. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of December 31, 2006.

4.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On December 29, 2004, the Company announced that, following an extensive evaluation of the Company’s operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece. The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest. The transaction was completed on March 15, 2005 at a value of $104. Under the terms of this agreement, Mytilineos Holdings S.A. and certain affiliated companies acquired from the Company a 53% equity position in AdG. On March 31, 2006, the balance of the Company’s interest in AdG of 7.2% was sold by the Company to Mytilineos Holdings S.A. for net proceeds of $13.

Primary Metal

On June 1, 2005, the Company completed the sale of Pechiney Électrométallurgie to Ferroatlántica, S.L. of Spain for net proceeds of $150. The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company’s decision to sell this business was based on an extensive evaluation of the Company’s operations subsequent to the Pechiney acquisition and is consistent with the Company’s strategy of divesting non-core activities.

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

4.    DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE (cont’d)

Other

In the fourth quarter of 2005, a decision was taken to close the Company’s copper trading business. The closure was substantially completed by the end of 2005.

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

Selected financial information for the businesses included in discontinued operations is reported below:

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Sales	-	37	55	313
Income (Loss) from operations	-	3	(1)	11
Gain (Loss) on disposal - net	(3)	8	(2)	(2)
Pre-tax income (loss)	(3)	11	(3)	9
Income tax (expense) recovery	(1)	(2)	3	(7)
Income (Loss) from discontinued operations	(4)	9	-	2

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	September 30, 2006	December 31, 2005
Current assets held for sale:
Trade receivables	8	30
Other receivables	4	51
Deferred income taxes	3	2
Inventories	-	36
	15	119
Long-term assets held for sale:
Deferred charges and other assets	-	13
Property, plant and equipment - net	2	2
	2	15
Current liabilities of operations held for sale:
Payables and accrued liabilities	11	62
	11	62

5.    EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Numerator:
Income from continuing operations	460	72	1,368	488
Less: dividends on preference shares	(3)	(2)	(8)	(5)
Income from continuing operations attributable to
common shareholders	457	70	1,360	483
Denominator (number of common shares in millions):
Weighted average of outstanding shares - basic	376	370	375	370
Effect of dilutive stock options	1	-	1	1
Adjusted weighted average of outstanding shares - diluted	377	370	376	371
Earnings per common share - basic	1.21	0.19	3.63	1.30
Earnings per common share - diluted	1.21	0.19	3.62	1.30

In the third quarter and nine months ended September 30, 2006, options to purchase 3,214,739 and 402,561 common shares, respectively (2005: 8,245,958 and 5,065,224) at a weighted average grant price of CAN$51.88 and CAN$56.34 per share, respectively (2005: CAN$46.23 and CAN$49.66) were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at September 30, 2006, there were 376,155,267 (2005: 370,419,460) common shares outstanding.

In the third quarter of 2006, the Company announced a 33% increase in the quarterly dividend from $0.15 to $0.20. The dividend of $0.20 per common share was paid on September 20, 2006 to shareholders of record at the close of business on August 18, 2006.

6.    RESTRUCTURING PROGRAMS

2006 Restructuring Activities

During the third quarter of 2006, the Company incurred charges of $6 relating to early retirement incentives accepted by employees at a research facility in France (Engineered Products). These charges are included in severance costs. In addition, the Engineered Products group incurred other restructuring costs of $1.

During the third quarter of 2006, the Company incurred severance charges of $2 due to the restructuring of a trading operation in Switzerland (Primary Metal). No further charges are expected to be incurred as a result of this activity.

On May 9, 2006, the Company announced the reorganization of its global specialty aluminas business (Bauxite and Alumina), entailing the gradual, yet permanent shut-down of the Company’s Specialty-Calcined Alumina plant (“UPCA”) in Jonquière, Quebec, by year end. In relation to this activity, the Company recorded restructuring charges of $12 comprising $1 of severance costs and $11 of asset impairment charges during the second quarter of 2006. The Company expects to incur additional charges of $2 related to site remediation costs in the first quarter of 2007.

On June 30, 2006, the Company announced that it had signed a new collective labour agreement with its Quebec employees represented by the Canadian Auto Workers (C.A.W.) union. The agreement applies to C.A.W. employees at the Arvida, Beauharnois, Laterrière, Shawinigan and Vaudreuil Works sites, as well as those at Power Operations, Port Facilities, Alma Railway Operations and the Arvida Research and Development Centre (Bauxite and Alumina and Primary Metal). As part of this agreement, the Company has offered early retirement incentives to employees and has recorded severance charges of $3 during the third quarter of 2006 for employees who have accepted. The Company expects to incur additional severance charges of $8 as a result of this offer.

On July 12, 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne, France (Primary Metal). In relation to this activity, the Company recorded restructuring charges of $44 comprising $14 of severance costs, $7 of other costs and $23 of asset impairment charges during the second quarter of 2006, as they met the criteria for recognition during the period. No further charges are expected to be incurred.

Also on July 12, 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed closure of two U.K. sites. The proposed reorganization would result in the closure of the Workington, U.K. hard alloy extrusion plant (Engineered Products) and the closure of the Midsomer Norton, U.K. food flexibles packaging plant (Packaging).

In relation to the Workington closure, the Company recorded restructuring charges of $9 comprised entirely of severance costs during the second quarter of 2006, as they met the criteria for recognition during the period. Production from Workington would be consolidated at Alcan’s facilities in Issoire and Montreuil-Juigné, France. Workington is expected to cease production by the end of the second quarter of 2007. The Company expects to incur additional charges of $7 in 2007 related to this activity.

In relation to the Midsomer Norton closure, the Company recorded restructuring charges of $17 comprising $16 of severance costs and $1 of asset impairment charges during the second quarter of 2006, as they met the criteria for recognition during the period. The plant has been adversely affected by a declining demand in the U.K. market and high raw material costs. The site is expected to close by the end of 2006. The Company expects to incur additional charges of $3 in the fourth quarter of 2006 related to this activity.

In addition, the Company also recorded severance costs of $2 during the second quarter of 2006 related to the closure of Alcan Packaging Mohammedia’s cookware activity. The Company expects to incur additional charges of $1 in the fourth quarter of 2006 related to this activity.

6.    RESTRUCTURING PROGRAMS (cont’d)

2005 Restructuring Activities

As part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins, the Packaging Group is pursuing plans to restructure certain businesses, notably Global Beauty Packaging and Food Packaging Europe. A restructuring charge of $485 (Q1: $11; Q2: $45; Q3: $23; Q4: $406) was taken in 2005 to reflect the ongoing implementation of this strategy. This charge is comprised of severance costs of $94 (Q1: nil; Q2: $26; Q3: $7; Q4: $61), asset impairment charges of $331 (Q1: $7; Q2: $12; Q3: $3; Q4: $309) and other charges of $60 (Q1: $4; Q2: $7; Q3: $13; Q4: $36). In addition to these restructuring charges, other costs of $2 (Q1: nil; Q2: nil; Q3: nil; Q4: $2) were recorded in Cost of sales and operating expenses. In the first quarter of 2006, the Company incurred an additional $9 of restructuring charges. This charge is comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2. In the second quarter of 2006, the Company incurred an additional $8 of restructuring charges. These charges are comprised of severance costs of $5 and other charges of $3. In the third quarter of 2006, the Company incurred an additional $13 of restructuring charges. These charges are comprised of asset impairment charges of $1 and other charges of $12. The Company expects to incur an additional $19 of charges related to the activities initiated and approved as of December 31, 2005, and these restructurings should be completed during the first half of 2007.

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

In the second quarter of 2005, the Company announced the restructuring of its Engineered Products facilities in Singen, Germany, and Sierre, Switzerland, in order to improve efficiency and ensure their long-term viability. Alcan will integrate its extrusion activities at the Singen and Sierre sites and restructure the automotive structures and composites into its operations at Singen. In 2005, the Company incurred $30 (Q1: $1; Q2: $27; Q3: nil; Q4: $2) of severance charges. During the third quarter of 2006, the Company reversed $4 of severance charges in Singen, Germany as certain affected employees were transferred to other businesses, and certain employees took advantage of voluntary severance and early retirement programs. This restructuring is expected to be completed in the short term.

6.    RESTRUCTURING PROGRAMS (cont’d)

In 2005, the Company incurred $5 (Q1: nil; Q2: $14; Q3: nil; Q4: $(9)), mostly related to severance costs, in connection with the exit from the Mercus and Froges high-purity-metal processing operations in France (Engineered Products), which occurred during the first quarter of 2006. The Company expects to incur additional charges of $1 in the fourth quarter of 2006 related to this activity.

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

2004 Restructuring Activities

In line with the Company’s objective of value maximization, the Company undertook various restructuring initiatives in 2004.

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

6.    RESTRUCTURING PROGRAMS (cont’d)

In early 2004, the Company permanently halted production at its Jonquière Söderberg primary aluminum facility in Saguenay, Quebec (Primary Metal). As a result, the Company recorded charges of $14 in 2004 comprising $5 of severance costs, $5 of asset impairment charges, and $4 of other costs. In 2005, the Company incurred additional restructuring charges of $5 (Q1: $1; Q2: nil; Q3: nil; Q4: $4) consisting of severance costs of $3 (Q1: nil; Q2: nil; Q3: nil; Q4: $3) and other costs of $2 (Q1: $1; Q2: nil; Q3: nil; Q4: $1). In the first quarter of 2006, the Company incurred additional other restructuring charges of $1. In the third quarter of 2006, the Company incurred additional severance charges of $1.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at January 1, 2005	200	-	46	246

2005:
Provisions transferred to Novelis	(31)	-	(14)	(45)
Charges recorded in the statement of income	204	400	81	685
Cash payments - net	(118)	-	(40)	(158)
Non-cash items	(12)	(400)	(16)	(428)
Provision balance as at December 31, 2005	243	-	57	300

Nine months, 2006:
Charges recorded in the statement of income	60	41	29	130
Cash payments - net	(117)	-	(33)	(150)
Non-cash items	11	(41)	5	(25)
Provision balance as at September 30, 2006	197	-	58	255

* Fair value of assets was determined using discounted future cash flows.

The schedule below shows details of the charges by operating segment:

Charges recorded in the statement of income in Other expenses (income) - net

Quarter ended September 30, 2006	Severance Costs	Asset Impairment Provisions	Other	Total
Bauxite and Alumina	1	-	-	1
Primary Metal	5	-	-	5
Engineered Products	2	-	1	3
Packaging	-	1	12	13
Other	-	-	-	-
Total	8	1	13	22
Nine months ended September 30, 2006
Bauxite and Alumina	2	11	2	15
Primary Metal	20	23	8	51
Engineered Products	12	-	2	14
Packaging	25	7	17	49
Other	1	-	-	1
Total	60	41	29	130

For the third quarter and nine months ended September 30, 2006, $14 and $77, respectively (2005: $21 and $95) of the restructuring charges above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to major corporate-wide acquisitions or initiatives. See note 7 - Information by Operating Segment.

7.    INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments or business groups: Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging. The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. The unrealized change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations. This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company’s portfolio approach to risk management. Transactions between operating segments are conducted on an arm’s-length basis and reflect market prices. Thus, earnings from the Bauxite and Alumina as well as from the Primary Metal groups represent mainly profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company’s fabricating and packaging operations. Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated financial statements of the Company, except for the following two items:

(1)	The operating segments include the Company’s proportionate share of joint ventures (including joint ventures accounted for using the equity method) and certain other equity-accounted investments as they are managed within each operating segment, with the adjustments for these investments shown on a separate line in the reconciliation to Income from continuing operations; and

(2)	Pension costs for the operating segments are based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other.

The operating segments are described below.

Bauxite and Alumina

Headquartered in Montreal, Canada, the Bauxite and Alumina group comprises Alcan’s worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas. The group owns and/or operates six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries. The group also comprises technology sales and technical assistance for alumina processing, engineering services, research and development and global trading activities.

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

Engineered Products

Headquartered in Paris, France, this group produces extruded, rolled and cast aluminum products, engineered shaped products and structures, including cable, wire and rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 47 plants located in 12 countries. Also included in Engineered Products are 33 service centres in 11 countries offering technical assistance, cutting, shaping, machining and assembling for smaller customers, and 32 offices in 27 countries that sell and source specialty products and materials for industrial applications in 65 countries.

7.    INFORMATION BY OPERATING SEGMENT (cont’d)

Packaging

Also headquartered in Paris, this group consists of the Company’s worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 140 plants in 30 countries. This group produces packaging from a number of different materials, including plastic, aluminum, paper, paperboard, glass and steel.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Sales and operating revenues - Intersegment
Bauxite and Alumina	534	397	1,464	1,172
Primary Metal	624	466	1,851	1,460
Engineered Products	65	4	159	172
Packaging	2	3	3	5
Other	(1,225)	(870)	(3,477)	(2,809)
	-	-	-	-

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Sales and operating revenues - Third Parties
Bauxite and Alumina	495	352	1,290	1,094
Primary Metal	2,060	1,695	6,331	5,030
Engineered Products	1,744	1,393	5,291	4,542
Packaging	1,473	1,439	4,485	4,601
Adjustments for equity-accounted joint ventures and
certain investments	(12)	(5)	(1)	(35)
Other	9	13	26	39
	5,769	4,887	17,422	15,271

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Business Group Profit (BGP)
Bauxite and Alumina	198	98	453	306
Primary Metal	675	364	2,207	1,220
Engineered Products	101	106	399	322
Packaging	161	157	441	490
Adjustments for equity-accounted joint ventures and
certain investments	(87)	(61)	(244)	(212)
Adjustments for mark-to-market of derivatives	16	(19)	37	11
Depreciation and amortization	(273)	(266)	(782)	(806)
Intersegment, corporate offices and other	(159)	(131)	(425)	(379)
Equity income	41	16	106	73
Interest	(63)	(92)	(208)	(267)
Income taxes	(146)	(101)	(610)	(269)
Minority interests	(4)	1	(6)	(1)
Income from continuing operations	460	72	1,368	488

7.    INFORMATION BY OPERATING SEGMENT (cont’d)

Risk Concentration

The Company's consolidated sales and operating revenues for the third quarter and nine months ended September 30, 2006, include $634 and $1,966, respectively (2005: $399 and $1,544) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 11% and 11% (2005: 8% and 10%) of consolidated sales and operating revenues for the third quarter and nine months ended September 30, 2006, respectively.

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

Changes in the number of shares under options as well as the average exercise price are summarized below:

	Number of Shares Under Options (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	11,295	43.40
Granted	167	49.59
Exercised	(2,877)	39.27
Forfeited	(81)	45.30
Outstanding - September 30, 2006	8,504	44.90
Exercisable - September 30, 2006	3,532	40.84

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

Shares under Options Outstanding at September 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
509	30.43-35.00	33.81	5.00
2,349	35.01-40.00	38.35	8.41
983	40.01-45.00	40.93	3.68
1,448	45.01-50.00	46.62	6.94
3,215	50.01-56.34	51.88	6.68
8,504	30.43-56.34	44.90	6.75

Shares under Options Exercisable and Fully Vested at September 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
509	30.43-35.00	33.81	5.00
1,445	35.01-40.00	38.41	8.10
687	40.01-45.00	40.99	3.30
489	45.01-50.00	46.34	6.02
402	50.01-56.34	51.56	4.21
3,532	30.43-56.34	40.84	5.99

At September 30, 2006, the Company had 20,718,619 shares reserved for issue under the Alcan Executive Share Option Plan.

The total intrinsic value of the Alcan Executive Share Options exercised during the third quarter and nine months ended September 30, 2006, was nil and $44, respectively (2005: nil and $1). For the third quarter and nine months ended September 30, 2006, the Company received $1 and $100, respectively, from the exercise of Alcan Executive Share Options (2005: $1 and $8).

The total intrinsic value of Alcan Executive Share Options fully vested at September 30, 2006, is $12 (2005: nil). The total compensation cost related to nonvested Alcan Executive Share Options not yet recognized is $20 at September 30, 2006. The weighted-average period over which this cost is expected to be recognized is two years.

The fair value of options vested during the third quarter and nine months ended September 30, 2006, is $1 and $32, respectively (2005: $1 and $2).

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

The weighted average grant date fair value for Alcan Executive Share Options issued during the third quarter and nine months ended September 30, 2006 is nil and $13.94, respectively (2005: $8.71 and $8.71).

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

Derived Service Period
For options granted during the nine months ended September 30, 2006, the requisite service period is derived for the three vesting tranches described above using the same Monte Carlo simulation. The fair values of the options for each of the first, second and third tranches are recognized as compensation expense over a requisite service period of one, two and three years, respectively. For options granted on or after January 1, 2006, the Company changed its method of calculating the requisite service period based on further clarification provided in SFAS No. 123(R), as the Alcan Executive Share Options contain a market condition.

In 2006, the Company reviewed its long-term incentive plan. As a result of this review, beginning in the third quarter of 2006, the Company will grant Restricted Share Units in lieu of Alcan Executive Share Options and Stock Price Appreciation Units. Refer to Restricted Share Unit Plan below.

Pechiney Stock Option Plans

Under the stock option plans of Pechiney, now a wholly-owned subsidiary of Alcan, certain officers and employees were granted options to subscribe to or to purchase Pechiney common shares.

Alcan and Pechiney agreed on the terms of a liquidity agreement which has been made available to beneficiaries of Pechiney subscription and purchase options (“Liquidity Agreement”). The Liquidity Agreement allowed the holders of Pechiney options to either (a) exchange their Pechiney shares resulting from the exercise of the Pechiney options for Alcan common shares on the basis of a ratio equivalent to the consideration offered under Alcan’s public offer for Pechiney or (b) give up their Pechiney options and receive new options to subscribe for Alcan common shares on the basis of a ratio equivalent to the consideration offered under Alcan’s public offer for Pechiney. Upon the clearance by the French Autorité des marchés financiers of Alcan’s initial public offer for Pechiney securities on July 16, 2003, the Pechiney options became fully vested. The Alcan common shares are issued from treasury.

Changes in the number of Alcan shares under Pechiney options as well as the average exercise price are summarized below:

	Number of Shares Under Pechiney Options (in thousands)	Weighted Average Exercise Price (€)
Outstanding - January 1, 2006	3,670	31.63
Exercised	(921)	29.23
Forfeited	(26)	28.95
Outstanding and Exercisable - September 30, 2006	2,723	32.46

Shares under Pechiney Options Outstanding and Exercisable at September 30, 2006

NUMBER OF SHARES UNDER OPTIONS (IN THOUSANDS)	RANGE OF EXERCISE PRICE (€)	WEIGHTED AVERAGE EXERCISE PRICE (€)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
350	16.73-19.92	19.79	6.33
45	23.50-23.92	23.67	1.96
922	29.07-31.36	29.95	3.80
1,406	37.53-37.67	37.54	5.43
2,723	16.73-37.67	32.46	4.94

Under the terms of the Liquidity Agreement, a maximum of 3,890,542 Alcan common shares can be issued.

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

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

The total intrinsic value of Pechiney options exercised during the third quarter and nine months ended September 30, 2006, was nil and $13, respectively (2005: nil and nil). For the third quarter and nine months ended September 30, 2006, the Company received nil and $33, respectively, from the exercise of Pechiney options (2005: nil and nil).

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

The change in SPAUs for the nine-month period ended September 30, 2006 is as follows:

	Number of SPAUs (in thousands)	Weighted Average Exercise Price (CAN$)
Outstanding - January 1, 2006	1,019	42.09
Exercised	(297)	39.45
Forfeited	(7)	47.44
Outstanding - September 30, 2006	715	43.13
Exercisable - September 30, 2006	343	39.97

SPAUs Outstanding at September 30, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
83	34.04-35.00	34.04	4.17
158	35.01-40.00	38.26	8.95
132	40.01-45.00	40.86	4.41
179	45.01-50.00	46.16	5.62
163	50.01-50.99	50.99	7.94
715	34.04-50.99	43.13	6.50

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

SPAUs Exercisable at September 30, 2006

NUMBER OF SPAUs (IN THOUSANDS)	RANGE OF EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE EXERCISE PRICE (CAN$)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)
83	34.04-35.00	34.04	4.17
89	35.01-40.00	38.26	8.94
81	40.01-45.00	40.86	4.04
88	45.01-50.00	46.16	4.22
2	50.01-50.99	50.99	4.83
343	34.04-50.99	39.97	5.39

The total intrinsic value for SPAUs redeemed, which is equal to the amount the Company paid, during the third quarter and nine months ended September 30, 2006, was nil and $4, respectively (2005: nil and nil).

The total intrinsic value of SPAUs fully vested at September 30, 2006 is $1 (2005: nil). The total compensation cost related to nonvested SPAUs not yet recognized is $2 at September 30, 2006. The weighted-average period over which this cost is expected to be recognized is two years.

The fair value of the SPAUs vested during the third quarter and nine months ended September 30, 2006 is nil and $5, respectively.

Total Shareholder Return Performance Plan

A number of employees are entitled to receive cash awards under the Total Shareholder Return (TSR) Performance Plan (TSR Plan), a cash incentive plan that provides performance awards to eligible employees based on the relative performance of the Company’s common share price and cumulative dividend yield compared to other corporations included in the Standard & Poor’s Industrial Composite Index measured over three-year periods commencing on October 1, 2005, 2004 and 2003. Generally, participants are only eligible for payment of cash awards under the TSR Plan if they are employed by the Company over the entire three-year period. If the performance results for the Company’s common shares ranks below the 30th percentile compared to all companies in the Standard & Poor’s Industrial Composite Index (Peer Companies), the employee will not receive an award. At the 30th percentile rank, the employee will be paid an award equal to 60% of the target. At the 50th percentile rank, the employee will earn a payout of 100% of the target, and at or above the 75th percentile rank, the employee will earn the maximum award, which is equal to 300% of the target set for the three-year period. The actual amount of the award (if any) will be prorated between the percentile rankings.

Effective September 20, 2006, the TSR Plan was amended. The amendments apply to all awards issued on or after this date. The TSR plan will now provide performance awards to employees based on the relative share price and cumulative dividend yield performance compared to other companies included in the Standard and Poor’s Materials Index, rather than the Standard and Poor’s Industrial Composite Index. Furthermore, if the performance results for the Company’s common shares ranks below the 30th percentile compared to all companies in the Standard & Poor’s Materials Index (New Peer Companies), the employee will not receive an award. At the 30th percentile rank, the employee will be paid an award equal to 60% of the target. At the 50th percentile rank, the employee will earn a payout of 100% of the target, and at or above the 75th percentile rank, the employee will earn the maximum award, which is equal to 250% (rather than 300%) of the target set for the three-year period. The actual amount of the award (if any) will be prorated between the percentile rankings.

As described in note 2 - Accounting Changes - Share-Based Payment, the Company began recording all outstanding liability awards at fair value on January 1, 2006. Accordingly, on this date, the Company began recording all outstanding awards under the TSR Plan at fair value. The fair value of all outstanding TSR awards was estimated by using a Monte Carlo simulation model to simulate the total shareholder return for each of the Peer Companies over the term of the three-year period and to evaluate the Company’s percentile rank among the Peer Companies in order to determine the payout. The adoption of the fair value method did not have a material impact on the outstanding TSR awards on January 1, 2006. Prior to this date, the TSR awards were measured at their intrinsic value and the changes in market value recorded as an increase (or decrease) in compensation expense.

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

The valuation model used the following assumptions at September 30, 2006:

Alcan expected volatility (%)	30.56
Alcan expected correlation with market	0.48
Risk-free interest rate (%)	4.58
Expected market volatility (S&P 500) (%)	10.82

The peer group expected volatility and correlation with the market at September 30, 2006, is summarized as follows:

2004 AND 2005 PEER GROUP	VOLATILITY	CORRELATION WITH MARKET
Peer group average	27.23%	0.45
Peer group high	113.95%	0.69
Peer group low	12.65%	0.11

The three-year period of the TSR Plan that commenced on October 1, 2003 was completed on September 30, 2006. The final rank for this three-year period was a combination of the percentile rankings for the periods before and after the spin-off of Novelis. As such, the employees participating during this three-year period have earned a payout of 41.74% of the target. During the fourth quarter of 2006, $4 will be paid to these employees.

On January 6, 2005, all Novelis employees who were Alcan employees immediately prior to the spin-off ceased to actively participate in and accrue benefits under this plan. No cash payments were made to these employees as a result of the spin-off nor does Alcan have any liability to make future cash payments to these individuals.

As described below, under the Executive Deferred Share Unit Plan (ESDUP), executive officers based in Canada may elect, at least 12 months prior to the end of the three-year period of the TSR Plan, to receive Executive Deferred Share Units (EDSUs) for their total award earned under the TSR Plan for that period instead of a cash payment. For all TSR awards issued on or after September 20, 2006, and subject to the approval of the Canadian tax authorities, these eligible executive officers, who make this election, and are based in Canada, will also receive from the Company an additional 20% of EDSUs for their TSR payout exchanged as a company incentive to encourage these participants to commit to a long-term investment in the Company. For the third quarter and nine months ended September 30, 2006, 32 and 74 units, respectively, were granted to eligible executive officers. At September 30, 2006, 7,192 units were outstanding.

Restricted Share Unit Plan

The Alcan Restricted Share Unit Plan (RSU Plan) is a new long term incentive plan introduced during the third quarter of 2006 and will be used as a long term incentive plan instead of the Alcan Executive Share Option Plan and the Stock Price Appreciation Unit Plan.

Under the RSU Plan, eligible participants may be granted Restricted Share Units (RSUs). The RSUs will have a vesting period of no longer than three years. The grant price of a RSU shall be the fair market value (defined as the average of the closing prices of the Company's common shares on the New York Stock Exchange over the previous 21 consecutive trading days). The participants will also be credited additional RSUs corresponding to dividends declared on common shares. The RSUs will be redeemed in cash at the end of the vesting period based on the Fair Market Value on that date multiplied by the number of RSUs held by the participant.

Subject to the approval of the Canadian tax authorities and as described below, under the EDSUP, eligible participants based in Canada may elect, at least 12 months prior to the end of the vesting period of the RSU Plan, to receive EDSUs in exchange for their RSU award earned under the RSU Plan for that period instead of a cash payment. These eligible participants, who make this election, will also receive from the Company an additional 20% of EDSUs for the RSUs exchanged as a Company incentive to encourage these participants to commit to a long-term investment in the Company.

For both the third quarter and nine months ended September 30, 2006, 1,075,650 units were granted and nil units were redeemed. At September 30, 2006, 1,075,650 units were outstanding.

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

The Company is currently reviewing the status of approximately 200,000 units granted to employees in France in order to optimize the benefits for both the Company and its employees.

Executive Deferred Share Unit Plan

Under the EDSUP, eligible executive officers based in Canada may elect, prior to the beginning of any particular year, to receive EDSUs for their Executive Performance Award (EPA) in respect of that year, instead of a cash payment.

Eligible executive officers based in Canada may also elect, at least 12 months prior to the end of the three-year period of the TSR Plan, to receive EDSUs for their TSR payout for that period, instead of a cash payment. For all TSR awards issued on or after September 20, 2006, and subject to the approval of the Canadian tax authorities, these eligible executive officers, who make this election, and are based in Canada, will also receive from the Company an additional 20% of EDSUs for their TSR payout exchanged as a company incentive to encourage these participants to commit to a long-term investment in the Company.

Subject to the approval of the Canadian tax authorities and as described below, under the EDSUP, eligible participants based in Canada may elect, at least 12 months prior to the end of the vesting period of the RSU Plan, to receive EDSUs in exchange for their RSU award earned under the RSU Plan for that period instead of a cash payment. These eligible participants, who make this election, will also receive from the Company an additional 20% of EDSUs for the RSUs exchanged as a Company incentive to encourage these participants to commit to a long-term investment in the Company.

The number of EDSUs is determined by dividing the amount so elected by the average price of a common share on the Toronto and New York stock exchanges (New York Stock Exchange only for RSUs) at the end of the preceding year for the EDSUs related to the EPA, and at the end of the three-year period for the EDSUs related to the TSR Plan and the RSU Plan. Additional EDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The EDSUs are redeemable only upon termination of employment (retirement, resignation or death). The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of EDSUs by the average price of a common share on the said exchanges at the time of redemption. Under the terms of this plan, discretionary EDSUs may be granted as determined by the Board of Directors. On January 6, 2005, EDSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the third quarter and nine months ended September 30, 2006, 399 and 11,333 units, respectively, were granted and nil and 11,439 units, respectively, were redeemed. At September 30, 2006, 90,846 units were outstanding. The Company paid nil and $1 for the redemption of units for the third quarter and nine months ended September 30, 2006, respectively.

Non-Executive Directors Deferred Share Unit Plan

Under the Non-Executive Directors Deferred Share Unit Plan, non-executive directors receive 50% of compensation payable in the form of Directors’ Deferred Share Units (DDSUs) and 50% in the form of either cash or additional DDSUs at the election of each non-executive director. The number of DDSUs is determined by dividing the quarterly amount payable by the average price of a common share on the Toronto and New York stock exchanges on the last five trading days of each quarter. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The DDSUs are redeemable only upon termination (retirement, resignation or death). The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of DDSUs by the average price of a common share on the said exchanges at the time of redemption. On January 6, 2005, DDSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the third quarter and nine months ended September 30, 2006, 13,024 and 32,944 units, respectively, were granted and nil and 16,216 units, respectively, were redeemed. At September 30, 2006, 149,591 units were outstanding. The Company paid nil and $1 for the redemption of units for the third quarter and nine months ended September 30, 2006, respectively.

8.    STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION (cont’d)

Other Restricted Share Units

Prior to September 2006, and not included in the new long-term incentive plan introduced during the third quarter of 2006, a small number of employees were granted other Restricted Share Units (Other RSUs). Additional Other RSUs are credited to each holder thereof corresponding to dividends declared on common shares. Other RSUs usually vest three years after the grant date. Each Other RSU carries the right to an amount equal to the average price of a common share on the Toronto and New York stock exchanges on the five trading days ending on the vesting date. As a result of the spin-off, Other RSUs held prior to the spin-off of Novelis were converted in the same manner as described under the Alcan Executive Share Option Plan.

For the third quarter and nine months ended September 30, 2006, 7,101 and 15,550 units, respectively, were granted and nil and 7,533 units, respectively, were redeemed. At September 30, 2006, 59,804 units were outstanding. The Company paid approximately nil for the redemption of a portion of the Other RSUs for the nine months ended September 30, 2006. The remaining Other RSU’s redeemed were converted to Alcan common shares.

These Other RSUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as the majority will be settled in cash. These awards are measured at their fair value at grant date, and remeasured at each reporting period, until the Other RSUs are settled. The fair value of the award is amortized over the requisite service period of three years.

Total Stock-Based Compensation Cost

Total stock-based compensation costs (income) for the third quarter and nine months ended September 30, 2006 are ($3) and $58, respectively (2005: $8 and $5). These costs include stock-option expense of $3 and $39 for the third quarter and nine months ended September 30, 2006, respectively (2005: $4 and $14) and other stock-based compensation costs (income) of ($6) and $19 for the third quarter and nine months ended September 30, 2006, respectively (2005: $4 and ($9)). Included in total stock-based compensation expense is $27 for the nine months ended September 30, 2006 due to the recognition of compensation expense related to retired and retirement-eligible employees.

As a result of the adoption of SFAS No. 123(R), the Company recognizes compensation expense immediately for all stock options and other stock-based compensation issued on or after January 1, 2006 to retirement eligible employees. For stock options and other stock-based compensation issued prior to this date, all unrecognized compensation expense is recognized immediately upon the employee’s retirement.

9.    INCOME TAXES

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Current	73	15	310	141
Deferred	73	86	300	128
	146	101	610	269

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2005: 32%).

The Company’s effective tax rate on income from continuing operations was 26% and 32% for the third quarter and nine months ended September 30, 2006, respectively. The effective tax rate was favourably impacted during the third quarter of 2006 as a result of settling a number of open taxation years with various tax authorities.

10.    OTHER EXPENSES (INCOME) - NET

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Asset impairment charges not included in restructuring
programs	11	1	16	13
Loss (Gain) on disposal of businesses and investments -
net	(4)	(5)	(8)	11
Provision for (Recoveries of) legal claims	1	1	(53)	12
Environmental provisions	-	-	9	8
Interest revenue	(12)	(7)	(27)	(38)
Exchange losses (gains) - net	(9)	31	74	(9)
Derivative losses (gains) - net	7	16	(37)	21
Other	17	(14)	8	(8)
	11	23	(18)	10

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provisions for (Recoveries of) legal claims.

11.    INVENTORIES

	September 30, 2006	December 31, 2005
Aluminum operating segments
Aluminum	1,051	912
Raw materials	764	704
Other supplies	469	365
	2,284	1,981
Packaging operating segments
Raw materials and other supplies	337	297
Work in progress	161	133
Finished goods	322	323
	820	753
	3,104	2,734

12.    SUPPLEMENTARY INFORMATION

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Income Statement
Interest on long-term debt	79	88	247	254
Capitalized interest	(22)	(8)	(56)	(18)

	September 30, 2006	December 31, 2005
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	1,918	1,855
Other accrued liabilities	1,617	1,520
Derivatives	635	508
Income and other taxes	234	116
Accrued employment costs	588	609
	4,992	4,608

13.    COMMITMENTS AND CONTINGENCIES

The Company has guaranteed the repayment of approximately $182 of indebtedness by third parties. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted joint ventures, obligations relating to businesses sold, employee housing loans and potential environmental remediation at former Alcan sites.

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

Alcan has agreed to indemnify Novelis and each of its directors, officers and employees against liabilities relating to:

•  liabilities of the Company other than those of an entity forming part of Novelis or otherwise assumed by Novelis pursuant to its separation agreement with Novelis;
•  any liability of the Company or its subsidiaries, other than Novelis, retained by Alcan under the separation agreement; and
•  any breach by the Company of its separation agreement with Novelis or any of its ancillary agreements with Novelis.

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties in 2006. Any gain or loss resulting from post-transaction adjustments will be recorded as an adjustment to total Shareholders’ equity.

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

14.    COMPREHENSIVE INCOME

	Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005
Net income	456	81	1,364	490
Other comprehensive income (loss):
Net change in deferred translation adjustments	83	4	479	(555)
Net change in excess of market value over book value of
"available-for-sale" securities	2	-	2	(4)
Net change in unreleased gains and losses on
derivatives, net of tax of ($46) and $3, respectively,
for the quarter and nine months ended
September 30, 2006 (2005: $23 and ($6))
Net change from periodic revaluations	52	(55)	(136)	(12)
Net amount reclassified to income	44	6	142	26
Net change in minimum pension liability, net of tax of
$4 and $13, respectively, for the quarter and nine
months ended September 30, 2006 (2005: ($4) and
($16))	(10)	12	(28)	8
	171	(33)	459	(537)
Comprehensive income (loss)	627	48	1,823	(47)

14.    COMPREHENSIVE INCOME (cont’d)

	September 30, 2006	December 31, 2005
Accumulated other comprehensive income (loss)
Deferred translation adjustments	743	264
Unrealized gain on "available-for-sale" securities	6	4
Unreleased loss on derivatives	(209)	(215)
Minimum pension liability	(478)	(450)
Accumulated other comprehensive income (loss)	62	(397)

15.    SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

Acquisitions

On January 3, 2006, the Company announced that it has acquired the packaging assets and business of Recubrimientos y Laminaciones de Papel, S.A. de C.V. (Relapasa), of Monterrey, Mexico for $22.

On March 10, 2006, the Company acquired the operating assets of Daifu Industries Co. Ltd. of Phetchaburi, Thailand, a leading supplier of foil and plastic lidding for food packaging in Thailand, offering prepress, printing, laminating, hot melt coating, embossing and die cutting, for an initial investment of $8. An additional amount of $3 was paid during the second and third quarters of 2006 (Q2: $1; Q3: $2) based on the audited value of the acquiree’s assets.

During the second quarter of 2006, the Company increased its ownership in Alcan Packaging Mohammedia to 97.2% by purchasing an additional 34.4% for $8. Alcan Packaging Mohammedia, located in Morocco, is specialized in dairy packaging.

Sales

On February 7, 2006, the Company completed the sale of its Froges, France, rolling mill to Industrie Laminazione Alluminio S.p.A. based in Sardinia, Italy for net proceeds of ($5), resulting in a gain on disposal of $1.

In March 2006, the Company completed the sale of selected assets of its North American Food Packaging Plastic Bottle business to Ball Corporation for net proceeds of $182, resulting in a loss on disposal of $4.

On March 2, 2006, the Company completed the sale of its high-purity activity at the Mercus processing mill in France to Praxair Inc. for net proceeds of $2, resulting in a gain on disposal of $2.

On March 2, 2006, the Company completed the sale of its food packaging plant in Zaragoza, Spain, to Kostova System, S.L., for net proceeds of $7, resulting in a gain on disposal of $1. During the fourth quarter of 2005, the Company had recorded an impairment charge of $4 as a result of the expected divestiture.

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

On June 9, 2006, the Company completed the sale of its Lir France beauty packaging facility in France for net proceeds of ($3), resulting in a gain on disposal of $1. A provision of $9 was recorded in the fourth quarter of 2005 based on the expected loss on disposal.

On July 10, 2006, the Company completed the sale of its 51% ownership in the joint venture Baotou Pechiney and Baolu High Purity Aluminium Company Limited, located in China, for net proceeds of $3, resulting in a gain on disposal of $4.

15.    SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS (cont’d)

On July 28, 2006, the Company completed the sale of its Cebal Aerosol business to its current management team and to Natexis Investissement Partners, a part of Natexis Private Equity investment fund for net proceeds of $16, resulting in a loss on disposal of $3. An impairment charge of $20 was recorded in the fourth quarter of 2005 as a result of the expected divestiture.

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

Components of Net Periodic Benefit Cost

	Pension Benefits				Other Benefits
	Third Quarter		Nine Months		Third Quarter		Nine Months
Periods ended September 30	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	51	42	151	124	4	3	12	9
Interest cost on benefit obligation	140	136	418	411	14	14	42	42
Expected return on plan assets	(153)	(137)	(457)	(412)	-	-	-	-
Amortization:
Actuarial (gains) losses	29	23	85	71	4	-	12	(2)
Prior service cost	18	16	54	46	-	-	-	-
Net periodic benefit cost	85	80	251	240	22	17	66	49

The expected long-term rate of return on plan assets is 6.9% in 2006.

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $246 in aggregate to its funded pension plans in 2006. The contributions are expected to be fully comprised of cash. As at September 30, 2006, $190 has been contributed, and the Company expects to contribute an additional $65 over the remainder of the year. The Company expected to pay in 2006 $65 of unfunded pension benefits and lump sum indemnities from operating cash flows. As at September 30, 2006, $51 has been paid, and the Company expects to pay an additional $18 over the remainder of the year.

17.    LONG TERM DEBT

Effective June 16, 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility with a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks: a $2,000 five-year tranche, and a $1,000 364-day tranche, which may be extended by two years at the Company’s option. The facility is available for general corporate purposes and is primarily used as backup for commercial paper.

During the third quarter of 2006, the Company entered into interest rate derivatives to swap interest payments on $300 of its long term debt from fixed to floating rate. The fair market value of these derivatives was $5 as at September 30, 2006. In October 2006, the Company entered into an additional $200 of interest rate derivatives. These derivatives have been designated as fair value hedges.

18.    PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

19.    SUBSEQUENT EVENTS

On October 3, 2006, Alcan announced that its Board of Directors has authorized a share repurchase program of up to 5% of the Company’s 376 million total common shares outstanding. This initiative follows Alcan’s 33% quarterly dividend increase from $0.15 to $0.20 per share announced on August 2, 2006 (refer to note 5 - Earnings Per Share). As at November 7, 2006, Alcan had repurchased a total of 2,300,000 shares on the Toronto Stock Exchange and the New York Stock Exchange.

On October 19, 2006, Alcan announced that it is in advanced discussions with GrafTech International Ltd to acquire the remaining 70% stake of Carbone Savoie and certain related technology and equipment for approximately $130 to $140. Under the current structure, Alcan owns 30% of Carbone Savoie, a global leader in the design and production of cathode blocks. The proposed transaction will be submitted to the Works Council consultation process in France and is expected to be completed in the fourth quarter of 2006, following regulatory approval.

On November 1, 2006, Alcan announced that it has entered into an agreement-in-principle to acquire the business and assets of Penske Composites, LLC, a leading manufacturer of reinforced structural urethane core material products for the marine and industrial markets. The transaction is expected to be completed in early December 2006, subject to execution of a definitive purchase and sale agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions of US$, except per common share amounts, aluminum prices and as otherwise stated)

This Management’s Discussion and Analysis (MD&A) includes some measures for which no meaning is prescribed by generally accepted accounting principles (GAAP). Refer to the section “Definitions” for an explanation of these measures.

Overview

The Company reported third quarter income from continuing operations of $460 or $1.21 per common share versus $72 or $0.19 per common share a year earlier and $454 or $1.21 per common share in the second quarter of 2006. Income from continuing operations increased $388 year-over-year as the Company benefited from higher aluminum prices, a favorable variance in foreign currency balance sheet translation effects and a lower charge for Other Specified Items (OSIs), partly offset by increased raw materials and energy costs, as well as the negative impact of a stronger Canadian dollar. The marginal increase in income from continuing operations from the second quarter of 2006 reflected a favorable variance in foreign currency balance sheet translation effects and better pricing and mix in Engineered Products, largely offset by lower metal prices and volumes, and higher input costs in Packaging. The terms “Other Specified Items” and “Foreign Currency Balance Sheet Translation” are defined under “Definitions” at the end of MD&A.

Income from continuing operations for the third quarter of 2006 included a nil amount for the effects of foreign currency balance sheet translation compared to an after-tax loss of $115 or $0.31 per common share in the year-ago quarter and an after-tax loss of $100 or $0.27 per common share in the second quarter of 2006. Foreign currency balance sheet translation charges for the year-ago third quarter and the second quarter of 2006 reflected the largely non-cash impact of the strengthening Canadian dollar on the Company’s deferred income taxes. Also included in income from continuing operations for the third quarter was a net after-tax charge for OSIs of $1 or $0.01 per common share compared to an after-tax charge of $10 or $0.03 per common share in the year-ago quarter and an after-tax charge of $2 or nil per common share in the second quarter of 2006. A detailed OSI schedule is provided below.

	Third Quarter		Second Quarter	Nine Months Ended September 30
	2006	2005	2006	2006	2005

Included in income from continuing operations are:
Foreign currency balance sheet translation	-	(115)	(100)	(109)	(81)
Other Specified Items (OSIs)	(1)	(10)	(2)	(13)	(137)

Income from continuing operations	460	72	454	1,368	488
Income (Loss) from discontinued operations	(4)	9	1	-	2
Cumulative effect of accounting change	-	-	-	(4)	-
Net income	456	81	455	1,364	490
Basic earnings per common share ($ per common share)
Income from continuing operations	1.21	0.19	1.21	3.63	1.30
Net income	1.20	0.21	1.21	3.62	1.31
Average number of common shares outstanding (millions)	376.1	370.3	375.1	374.7	370.2

	Third Quarter		Second Quarter	Nine Months Ended September 30
	2006	2005	2006	2006	2005

Sales & operating revenues	5,769	4,887	6,103	17,422	15,271
Volumes (Kt)
Ingot products *	728	801	765	2,242	2,269
Aluminum used in engineered products & packaging	323	311	341	1,001	974
Total aluminum volume	1,051	1,112	1,106	3,243	3,243
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,598	1,959	2,709	2,587	2,017
Average LME 3-month price (1-month lag)	2,528	1,811	2,661	2,519	1,843
* The bulk of Alcan’s ingot product sales are based on the LME 3-month price with a one month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $5,769 were up $882 compared to the year-ago quarter mainly reflecting higher aluminum prices, and favourable pricing, mix and volume in downstream businesses. Compared to the second quarter of 2006, sales and operating revenues declined by $334 mainly as a result of lower metal prices and volumes, partially offset by pricing and mix improvements in Engineered Products.

Total aluminum volume was down 61kt from the year-ago quarter mainly due to lower sales in Europe, reflecting the closure of the Steg smelter in Switzerland and the production interruption at the ISAL smelter in Iceland. Volumes were down 55kt sequentially also as result of lower sales in Europe, including the impact of lost production at the ISAL smelter.

The average realized price on sales of ingot products during the third quarter was up $639 per tonne from the year-ago quarter and down $111 per tonne from the second quarter of 2006. The increase over the year-ago quarter reflected the impact of higher LME aluminum prices while the sequential quarter decline reflected lower aluminum prices.

	Third Quarter		Second Quarter
	2006	2005	2006

Other Specified Items (after-tax)
Synergy costs	-	(15)	-
Restructuring charges	(17)	(10)	(42)
Asset impairments	(7)	(1)	(24)
Gains (losses) from non-routine sales of assets, businesses and
investments	7	15	8
Tax adjustments	16	4	63
Other	-	(3)	(7)
Other Specified Items	(1)	(10)	(2)

The most significant items included in OSIs in the third quarter of 2006 were after-tax restructuring charges of $17 principally for certain Packaging businesses largely offset by a favorable tax adjustment resulting from the settlement of a number of open taxation years with various tax authorities. The principal items included in OSIs in the third quarter of 2005 included after-tax restructuring charges of $10 principally for the closure of the Sogerem fluorspar mining operations in France, after-tax costs of $15 related to the realization of Pechiney synergy benefits and a net after-tax gain of $15 for the sale of certain assets. The most significant items included in OSIs in the second quarter of 2006 were after-tax charges totaling $66 associated mainly with previously announced restructuring initiatives across all business groups, largely offset by tax adjustments of $63 mainly related to a deferred tax benefit arising from a reduction in the Canadian Federal tax rates enacted in June 2006.

Included in income from continuing operations for the third quarter of 2006 were mark-to-market gains on derivatives of $0.03 per common share as compared to losses of $0.04 a year earlier and gains of $0.03 in the second quarter of 2006. Results for the third quarter of 2006 included non-cash pre-tax expenses of $3 for stock options as compared to $4 in the year-ago quarter and $11 in the second of 2006.

Net Income

Including results from discontinued operations, the Company reported net income of $456 or $1.20 per common share, compared to net income of $81 or $0.21 per common share a year earlier and $455 or $1.21 per common share in the second quarter of 2006.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	Third Quarter		Second Quarter	Nine Months Ended September 30
	2006	2005	2006	2006	2005
Business Group Profit (BGP)
Bauxite and Alumina	198	98	126	453	306
Primary Metal	675	364	774	2,207	1,220
Engineered Products	101	106	144	399	322
Packaging	161	157	134	441	490
Subtotal	1,135	725	1,178	3,500	2,338
Equity accounted joint venture eliminations	(87)	(61)	(86)	(244)	(212)
Change in fair market value of derivatives	16	(19)	7	37	11
	1,064	645	1,099	3,293	2,137
Corporate Items
Intersegment, corporate offices and other	(159)	(131)	(159)	(425)	(379)
Depreciation & amortization	(273)	(266)	(258)	(782)	(806)
Interest	(63)	(92)	(69)	(208)	(267)
Income taxes	(146)	(101)	(195)	(610)	(269)
Equity income	41	16	37	106	73
Minority interests	(4)	1	(1)	(6)	(1)
Income from continuing operations	460	72	454	1,368	488

Bauxite and Alumina: BGP for the third quarter was a record high of $198, an increase of $100 compared to the year-ago quarter. Excluding OSIs and balance sheet translation effects, the year-over-year increase in BGP was $76 or 63%. This improvement mainly reflected higher LME-linked contract prices for alumina (reflecting the normal one-quarter lag) and insurance recoveries of $36 related to production losses at Gove during the past year, partially offset by lower volumes, mainly at QAL, commercial activities and higher operating and raw material costs. Because most of the insurance claims were made against Alcan’s internal insurance company, they were largely offset on a consolidated basis through a corresponding charge at the corporate level (see Corporate Items below). On a sequential basis, BGP for the B&A group was $72 above the previous quarter. Excluding OSIs and balance sheet translation effects, BGP increased by $52 or 36% reflecting higher LME-linked contract prices and insurance benefits at Gove. Results for the fourth quarter of 2006 are expected to be lower than the third quarter as a result of lower LME-linked contract prices and the non-recurrence of insurance recoveries recorded in the third quarter.

Primary Metal: BGP for the third quarter at $675 increased by $311 as compared to the year-ago quarter. The improvement mainly reflected the higher LME price, partially offset by the impact of higher input costs due mainly to alumina prices, energy costs and fuel-related raw materials, as well as lower metal shipments, mainly in Europe. The latter included the impact of closing the Steg smelter in Switzerland. On a sequential quarter basis, BGP decreased by $99 or 13%, mainly reflecting the 5% drop in LME prices, higher input costs due to the one-quarter lag in alumina prices, and higher energy and other fuel-related raw materials costs. These increases were partly offset by lower operating costs. Based on current metal prices, results for the fourth quarter of 2006 are expected to increase slightly as higher metal prices are partly offset by seasonal increases in scheduled maintenance.

Engineered Products: BGP for the third quarter was $101, down $5 or 5% from the year-ago third quarter. The negative year-over-year impact of higher costs for purchased aluminum and other key inputs was largely offset by strong performances from the group’s Cable and Composites businesses, which were buoyed by robust pricing and demand. On a sequential quarter basis, BGP declined $43 or 30% mainly due to normal summer slowing in Europe and an absence of the metal inventory timing benefits that had contributed to results in the second quarter, offset in part by stronger pricing and mix, mainly in Cable. With a normal seasonal pick-up in demand anticipated in Europe, results for the fourth quarter are expected to be moderately higher than the third quarter.

Packaging: BGP in the third quarter of $161 was up $4 or 2% from the prior year quarter. Excluding the impact of OSIs, foreign currency balance sheet translation effects and lost contributions from divested businesses, BGP improved by $10 or 6%. Growth across most businesses and cost reduction programs more than offset the adverse impact of raw material price increases, mainly in aluminum. On a sequential quarter basis, BGP improved by $27 or 20%. Excluding the impact of OSIs and balance sheet translation, BGP improved by $3 or 2%. Normal seasonal volume weakness and negative timing differences on the pass through of raw-material costs were more than offset by the benefits of restructuring and cost-reduction programs. For the fourth quarter of 2006, BGP is expected to be lower mainly due to seasonal volume declines and planned maintenance shut-downs.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum. Included in this category was a $30 inter-company charge from the Bauxite and Alumina group to Alcan’s internal insurance company for claims related to lost production at the Gove refinery during the past year.

Depreciation and amortization expenses were $7 higher than in the year-ago quarter and $15 higher than in the second quarter, primarily reflecting an adjustment to charges at the Lynemouth smelter in the United Kingdom.

Interest expense, net of capitalized interest, was $29 lower than in the year-ago quarter reflecting a higher level of capitalized interest as well as lower debt levels. In the third quarter, capitalized interest was $22, mainly related to the Gove expansion, compared to $8 a year ago. Compared to the second quarter, interest expense declined $6 due mainly to lower debt levels and capitalized interest.

The Company's effective tax rate on income from continuing operations was 26% in the third quarter and 32% year to date. The effective tax rate was favourably impacted in the quarter as a result of settling a number of open taxation years with various tax authorities. This impact has been reported in Other Specified Items.

Share Repurchase Program

In accordance with its announcement on October 3, 2006, Alcan has established a share repurchase program. The Company will purchase up to 18,800,000 Common Shares, representing approximately 5% of the outstanding Common Shares at October 27, 2006, i.e. 376,407,558 Common Shares under a Normal Course Issuer Bid. The Common Shares purchased under the program will be cancelled.

Purchases may be made on the Toronto Stock Exchange and the New York Stock Exchange. Purchases could, if considered advisable by the Company, commence on November 2, 2006 and will terminate at the latest on November 1, 2007. As at November 7, 2006, Alcan had repurchased a total of 2,300,000 shares on the Toronto Stock Exchange and the New York Stock Exchange.

The Company considers the purchase and cancellation of Common Shares under this program to be an appropriate and desirable investment for Alcan.

From time to time, when Alcan does not possess material non-public information about itself or its securities, it may enter into a pre-determined plan with its securities broker to allow for the repurchase of Shares at times when Alcan ordinarily would not be active in the market due to its own internal calendar-based restricted trading policies. Any such plans entered into with Alcan’s securities broker will be adopted in accordance with the requirements of applicable Canadian securities laws and Rule 10b5-1 under the U.S. Securities Exchange Act of 1934.

Liquidity and Capital Resources
	Third Quarter		Second Quarter	Nine Months Ended September 30
	2006	2005	2006	2006	2005

Cash flow from operating activities in continuing operations	803	655	771	1,936	747
Dividends	(79)	(59)	(59)	(197)	(175)
Capital expenditures	(576)	(405)	(469)	(1,471)	(1,103)
Free cash flow from continuing operations	148	191	243	268	(531)

Operating Activities
Cash flow from operating activities in continuing operations increased by $148 compared to the year-ago quarter. The increase mainly reflected higher earnings, partially offset by an unfavourable change in working capital largely attributable to receivables and inventory valuations based on higher metal prices. After dividends of $79 and capital expenditures of $576, free cash flow from continuing operations was $148 for the third quarter of 2006. In the year-ago quarter, after dividends of $59 and capital expenditures of $405, free cash flow from continuing operations was $191. The term “Free cash flow” is defined under "Definitions" at the end of MD&A.

Financing Activities
	September 30		June 30
Debt as a Percentage of Invested Capital	2006	2005	2006

Debt
Short-term borrowings	346	284	349
Debt maturing within one year	40	841	105
Debt not maturing within one year	5,399	5,503	5,570
Debt of operations held for sale	-	1	-
Total debt	5,785	6,629	6,024
Equity
Minority interests	67	73	65
Redeemable non-retractable preference shares	160	160	160
Common shareholders’ equity	11,293	9,963	10,750
Total equity	11,520	10,196	10,975
Total invested capital	17,305	16,825	16,999
Debt as a percent of invested capital (%)	33%	39%	35%

The term “Debt as a percentage of invested capital” is defined under "Definitions" at the end of MD&A.

Debt as a percentage of invested capital as at September 30, 2006 was 33%, down from 35% at the end of the second quarter.

Effective in June 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility with a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks: a $2,000 five-year tranche, and a $1,000 364-day tranche, which may be extended by two years at the Company’s option. The facility is available for general corporate purposes and is primarily used to support Alcan’s commercial paper programs.

As at November 8, 2006, Alcan has $1.2 billion of commercial paper outstanding, and as a result, the unused portion of the credit facility was $1.8 billion. Based on the Company's forecasts, the Company believes that the cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events.

Investment Activities

In the third quarter of 2006, cash used for investment activities was $499 compared to $295 in the year-ago quarter. Both the current and year-ago quarter balances mainly reflect capital expenditures of $576 and $405, respectively. Excluding capital expenditures on the Gove expansion, capital spending was 101% and 56% of depreciation and amortization expense for the third quarter and prior-year quarter, respectively.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at September 30, 2006. There are no material off-balance sheet arrangements.

Contractual Obligations As at September 30, 2006	Payments due by Period
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt	5,439	40	496	49	4,854
Interest payments (1)	3,839	86	602	555	2,596
Capital lease obligations	17	2	8	-	7
Operating leases	491	45	174	110	162
Purchase obligations	4,890	562	963	616	2,749
Unfunded pension plans (2)	2,326	18	128	131	2,049
Other post-employment benefits (2)	2,602	17	150	167	2,268
Funded pension plans (2),(3)	(3)	65	528	545	(3)
Guarantees (4)	182	9	101	-	72
Total		844	3,150	2,173
(1) Interest payments were calculated using the interest rate in effect and the outstanding debt balance as at September 30, 2006.
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

Selected Annual Information
Selected financial data for each of the Company's three most recently completed financial years is as follows:
	31 December
	2005	2004	2003

Sales and operating revenues	20,320	24,948	13,850

Income from continuing operations	155	243	262

Net income	129	258	64

Total assets	26,638	33,341	31,948

Total long-term debt	6,067	6,914	7,778

($ per common share)

Income from continuing operations - basic and diluted	0.40	0.64	0.79

Net income - basic and diluted	0.33	0.69	0.18

Dividends	0.60	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q3-06	Q2-06	Q1-06	Q4-05	Q3-05	Q2-05	Q1-05	Q4-04

Sales and operating revenues	5,769	6,103	5,550	5,049	4,887	5,206	5,178	6,536

Income (Loss) from continuing operations	460	454	454	(333)	72	208	208	(347)

Net income (Loss)	456	455	453	(361)	81	191	218	(346)

($ per common share)

Income (Loss) from continuing operations - basic	1.21	1.21	1.21	(0.91)	0.19	0.56	0.56	(0.95)

Income (Loss) from continuing operations - diluted	1.21	1.20	1.20	(0.91)	0.19	0.56	0.56	(0.95)

Net income (Loss) - basic	1.20	1.21	1.21	(0.98)	0.21	0.52	0.58	(0.94)

Net income (Loss) - diluted	1.20	1.20	1.20	(0.98)	0.21	0.52	0.58	(0.94)

Commitments and Contingencies

The Company's commitments and contingencies are described in note 13 - Commitments and Contingencies, to the Consolidated Financial Statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method. These transactions are undertaken on an arm’s length, negotiated basis. For more details, refer to note 13 - Commitments and Contingencies, to the Consolidated Financial Statements in the most recent Annual Report on Form 10-K.

Accounting Policies

The preparation of financial statements in conformity with United States GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are associated with the critical accounting policies relating to post-retirement benefits; environmental liabilities; property, plant and equipment; goodwill; income taxes; and business combinations. These critical accounting policies are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company's critical accounting policies are more fully described in note 3 - Summary of significant accounting policies, to the Consolidated Financial Statements and in MD&A, contained in the most recent Annual Report on Form 10-K.

Cautionary Statement

Statements made in this document which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "anticipates" or the negative thereof or other variations thereon. All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, operations, reorganization plans, expenditures and financial results are forward-looking statements. Such statements may be based on the Company’s own research and analysis. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Reference should be made to the Company’s most recent Annual Report on Form 10-K for a list of factors that could cause such differences.

Important factors which could cause such differences include: changes in global supply and demand conditions for aluminum and other products; changes in aluminum ingot prices and changes in raw material costs and availability; changes in the relative value of various currencies; cyclical demand and pricing within the principal markets for the Company's products; changes in government regulations, particularly those affecting environmental, health or safety compliance; fluctuations in the supply of and prices for power in the areas in which the Company maintains production facilities; the consequences of transferring most of the aluminum rolled products businesses operated by the Company to Novelis Inc.; potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration or disposition of businesses; major changes in technology that affect the Company’s competitiveness; the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives; changes in prevailing interest rates and equity market returns related to pension plan investments; potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war; the effect of international trade disputes on the Company’s ability to import materials, export its products and compete internationally; economic, regulatory and political factors within the countries in which the Company operates or sells its products; relationships with, and financial and operating conditions of, customers and suppliers; the effect of integrating acquired businesses and the ability to attain expected benefits; and; other factors affecting the Company's operations including, but not limited to, litigation, labour relations and negotiations and fiscal regimes.

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

Definitions

“$” all amounts are in U.S. dollars.

“Business Group Profit” (BGP) comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives, that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. Financial information for individual business groups includes the results of certain joint ventures and other investments accounted for using the equity method on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, the BGP of these joint ventures and equity-accounted investments is removed from total BGP for the Company and the net after-tax results are reported as equity income. The unrealized change in the fair market value of derivatives has been removed from individual business group results and is shown on a separate line within total BGP. This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company’s portfolio approach to risk management.

“Debt as a percentage of invested capital” does not have a uniform definition. Because other issuers may calculate debt as a percentage of invested capital differently, Alcan’s calculation may not be comparable to other companies’ calculations. The figure is calculated by dividing borrowings by total invested capital. Total invested capital is equal to the sum of borrowings and equity, including minority interests. The Company believes that debt as a percentage of invested capital can be a useful measure of its financial leverage as it indicates the extent to which it is financed by debt holders. The measure is widely used by the investment community and credit rating agencies to assess the relative amounts of capital put at risk by debt holders and equity investors.

“Derivatives” including forward contracts, swaps and options are financial instruments used by the Company to manage the specific risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Mark-to-market gains and losses on derivatives will be offset over time by gains and losses on the underlying exposures.

“Foreign currency balance sheet translation” effects largely arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into U.S. dollars for reporting purposes. Although these effects are primarily non-cash in nature, they can have a significant impact on the Company’s net income.

“Free cash flow from continuing operations” consists of cash from operating activities in continuing operations less capital expenditures and dividends. Management believes that free cash flow, for which there is no comparable GAAP measure, is relevant to investors as it provides an indication of the cash generated internally that is available for investment opportunities and debt service.

“GAAP” refers to Generally Accepted Accounting Principles.

“LME” refers to the London Metal Exchange.

“Other Specified Items” (OSIs) include, for example: restructuring and synergy charges; asset impairment charges; gains and losses on non-routine sales of assets, businesses or investments; unusual gains and losses from legal claims and environmental matters; gains and losses on the redemption of debt; income tax reassessments related to prior years and the effects of changes in income tax rates; and other items that, in Alcan’s view, do not typify normal operating activities.

All tonnages are stated in metric tonnes, equivalent to 2,204.6 pounds.

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the U.S. Securities and Exchange Commission's site at www.sec.gov. All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report. The number of common shares outstanding as at November 1, 2006 is 376,407,559.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company’s cash flow. See risk factors described in Item 1A on page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rates

The impact of a 10% increase in interest rates on the Company’s variable rate debt outstanding and on the fixed rate debt that has been converted to variable rate debt through interest rate swaps at September 30, 2006 and September 30, 2005 net of its invested surplus cash and time deposits at September 30, 2006 and September 30, 2005 would be to reduce annual net income by $6 and $3, respectively for the variable rate debt and would be to reduce annual net income by $1 and nil, respectively for the fixed rate debt converted to variable rate debt through interest rate swaps. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 3 - Summary of Significant Accounting Policies on page 70 of the Company's most recent Annual Report on Form 10-K.

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward contracts) outstanding as at September 30, 2006.

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value
FORWARD CONTRACTS
To buy USD against the foreign currency

GBP	Nominal amount	5	-	-	-	-	-	5	-
	Average contract rate	0.536	-	-	-	-	-

CHF	Nominal amount	29	2	-	1	-	-	32	1
	Average contract rate	1.219	1.237	-	1.166	-	-

JPY	Nominal amount	25	1	-	-	-	-	26	1
	Average contract rate	112.2	113.6	-	-	-	-

MXN	Nominal amount	6	4	1	-	-	-	11	-
	Average contract rate	11.01	10.97	11.29	-	-	-

DKK	Nominal amount	3	1	-	-	-	-	4	-
	Average contract rate	5.883	5.788	-	-	-	-

Other	Nominal amount	3	1	-	-	-	-	4	-

To sell USD against the foreign currency

GBP	Nominal amount	23	-	-	-	-	-	23	-
	Average contract rate	0.529	-	-	-	-	-

AUD	Nominal amount	21	-	-	-	-	-	21	1
	Average contract rate	1.378	-	-	-	-	-

BRL	Nominal amount	12	45	-	-	-	-	57	8
	Average contract rate	2.54	2.669	-	-	-	-

CHF	Nominal amount	7	3	-	-	-	-	10	-
	Average contract rate	1.217	1.207	-	-	-	-

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value

ISK	Nominal amount	6	-	-	-	-	-	6	-
	Average contract rate	70.92	-	-	-	-	-

Other	Nominal amount	1	-	-	-	-	-	1	-

To buy EUR against the foreign currency

USD	Nominal amount	644	23	-	-	-	-	667	34
	Average contract rate	1.211	1.204	-	-	-	-

GBP	Nominal amount	12	2	-	-	-	-	14	-
	Average contract rate	0.684	0.687	-	-	-	-

JPY	Nominal amount	4	3	-	-	-	-	7	-
	Average contract rate	148.7	147.1	-	-	-	-

CAD	Nominal amount	2	2	-	-	-	-	4	-
	Average contract rate	1.509	1.525	-	-	-	-

PLN	Nominal amount	-	3	-	-	-	-	3	-
	Average contract rate	-	3.977	-	-	-	-

To sell EUR against the foreign currency

USD	Nominal amount	592	26	12	1	1	2	634	(31)
	Average contract rate	1.213	1.224	1.113	1.333	1.349	1.373

GBP	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.681	-	-	-	-	-

CHF	Nominal amount	25	15	4	-	-	-	44	(1)
	Average contract rate	1.555	1.545	1.506	-	-	-

CZK	Nominal amount	8	3	-	-	-	-	11	-
	Average contract rate	28.37	28.32	-	-	-	-

							2011
							and	Nominal	Fair
(in US$ millions, except contract rates)		2006	2007	2008	2009	2010	Thereafter	Amount	Value

To buy GBP against the foreign currency

JPY	Nominal amount	-	2	-	-	-	-	2	-
	Average contract rate	-	206.7	-	-	-	-

To sell GBP against the foreign currency

CHF	Nominal amount	7	-	-	-	-	-	7	-
	Average contract rate	2.336	-	-	-	-	-

To sell CHF against the foreign currency

MXN	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	8.921	-	-	-	-	-

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward and option contracts) outstanding as at September 30, 2005.

							2010
							and	Nominal	Fair
(in US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value
FORWARD CONTRACTS
To buy USD against the foreign currency

GBP	Nominal amount	17	6	-	-	-	-	23	-
	Average contract rate	0.562	0.571	-	-	-	-

CHF	Nominal amount	7	26	-	-	-	-	33	1
	Average contract rate	1.220	1.233	-	-	-	-

JPY	Nominal amount	3	3	-	-	-	-	6	-
	Average contract rate	111.5	108.9	-	-	-	-

MXN	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	10.91	-	-	-	-	-

To sell USD against the foreign currency

GBP	Nominal amount	59	3	-	-	-	-	62	(1)
	Average contract rate	0.560	0.540	-	-	-	-

CHF	Nominal amount	4	1	-	-	-	-	5	-
	Average contract rate	1.231	1.313	-	-	-	-

AUD	Nominal amount	94	156	-	-	-	-	250	2
	Average contract rate	1.338	1.332	-	-	-	-

ISK	Nominal amount	12	-	-	-	-	-	12	-
	Average contract rate	63.01	-	-	-	-	-

Other	Nominal amount	2	-	-	-	-	-	2	-

To buy EUR against the foreign currency

USD	Nominal amount	181	64	20	-	-	-	265	6
	Average contract rate	1.211	1.101	1.201	-	-	-

GBP	Nominal amount	17	26	1	-	-	-	44	-
	Average contract rate	0.695	0.697	0.694	-	-	-

CHF	Nominal amount	2	-	-	-	-	-	2	-
	Average contract rate	1.515	-	-	-	-	-

AUD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.693	-	-	-	-	-

JPY	Nominal amount	2	1					3	-
	Average contract rate	132.7	135.2	-	-	-	-

CAD	Nominal amount	2	4	2	-	-	-	8	-
	Average contract rate	1.592	1.490	1.525	-	-	-

SEK	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	9.399	-	-	-	-	-

							2010
							and	Nominal	Fair
(in US$ millions, except contract rates)		2005	2006	2007	2008	2009	Thereafter	Amount	Value

To sell EUR against the foreign currency

USD	Nominal amount	206	1,295	24	12	1	3	1,541	(28)
	Average contract rate	1.245	1.200	1.223	1.113	1.333	1.367

GBP	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	0.693	-	-	-	-	-

CHF	Nominal amount	13	25	2	1	-	-	41	(1)
	Average contract rate	1.527	1.504	1.522	1.513	-	-

CAD	Nominal amount	1	-	-	-	-	-	1	-
	Average contract rate	1.628	-	-	-	-	-

ZAR	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	8.177	8.043	-	-	-	-

To buy CHF against the foreign currency

AUD	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	1.107	1.087	-	-	-	-

JPY	Nominal amount	5	2	-	-	-	-	7	-
	Average contract rate	88.26	87.27	-	-	-	-

DKK	Nominal amount	1	1	-	-	-	-	2	-
	Average contract rate	4.857	4.847	-	-	-	-

To sell CHF against the foreign currency

Other	Nominal amount	2	-	-	-	-	-	2	-

OPTIONS
To buy USD against the foreign currency

EUR	Nominal amount	22	18	-	-	-	-	40	-
	Average contract rate	0.800	0.800	-	-	-	-

To sell USD against the foreign currency

EUR	Nominal amount	9	137	20	-	-	-	166	(1)
	Average contract rate	1.028	0.759	0.758	-	-	-

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

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and options contracts outstanding at September 30, 2006 would be to increase net income over the period ending December 31, 2007 by approximately $95 ($28 in 2006 and $67 in 2007). The $95 increase reflects a 10% reduction from the September 30, 2006, three-month LME aluminum closing price of $2,584 per tonne and assumes an equal 10% drop has occurred throughout the aluminum forward price curve existing as at September 30, 2006. As of September 30, 2005, such sensitivity would have been to increase net income over the period ending December 31, 2007 by $108 ($29 in 2005, $45 in 2006 and $34 in 2007). The Company’s aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal.

Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales being hedged. The effect of a reduction of 10% in aluminum prices on the Company’s anticipated sales and purchases of aluminum is excluded from the sensitivity analysis above.

Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 25,000 tonnes.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As at September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company’s principal executive and financial officers), of the effectiveness of the design and operation of Alcan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Alcan’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2006.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for 2006.

PART II. OTHER INFORMATION

Items 1., 1A., 3., 4. and 5.

The registrant has nothing to report under these items.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 25, 2006, the Company issued 1,595 Common Shares to a former holder of Pechiney options that resided outside the United States and Canada upon the exercise of options. The aggregate proceeds from the exercise of the options were €46,367. These proceeds were used for general corporate purposes. These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S.

Item 6.  Exhibits

(10.1)	Alcan Restricted Share Unit Plan, dated September 20, 2006. (Filed herewith.)

(10.2)	Alcan Total Shareholder Return Performance Plan, dated September 20, 2006, as amended. (Filed herewith.)

(10.3)	Alcan Executive Deferred Share Unit Plan, dated September 20, 2006, as amended. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                                                                                                                                     ALCAN INC.

                                                                                                                                                                                                                                                                     /s/ Cesidio Ricci

                                                                                                                                                                                                                                                                     Cesidio Ricci

                                                                                                                                                                                                                                                                     Vice President and Controller

                                                                                                                                                                                                                                                                     (A Duly Authorized Officer)

Dated: 9 November 2006

EXHIBIT INDEX

Exhibit
Number                                                         Description

(10.1)	Alcan Restricted Share Unit Plan, dated September 20, 2006. (Filed herewith.)

(10.2)	Alcan Total Shareholder Return Performance Plan, dated September 20, 2006, as amended. (Filed herewith.)

(10.3)	Alcan Executive Deferred Share Unit Plan, dated September 20, 2006, as amended. (Filed herewith.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.