Form 10-K
ALCAN INC
filed 2007-03-02
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ Ö ]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended 31 December 2006
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-3677

Alcan Inc.

Incorporated in:	I.R.S. Employer Identification No.:
Canada	Not applicable

1188 Sherbrooke Street West,
Montreal, Quebec, Canada H3A 3G2	Telephone: (514) 848-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, without nominal or par value	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange
4 7/8% Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  Ö      No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes          No  Ö

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:
Yes  Ö      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Ö

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No  Ö

The aggregate market value of the voting stock held by non-affiliates:	USD 17,606 million, as at 30 June 2006.

Common Stock of Registrant outstanding:	367,434,803 Common Shares, as at 26 February 2007.

Documents incorporated by reference:	Portions of the Proxy Circular for the Annual Meeting to be held on 26 April 2007 are incorporated by reference in Part III of this Form 10-K.

In this report, unless the context otherwise requires, the following definitions apply:

“Alcan”, “Company”, “Registrant” or the “Issuer” means Alcan Inc. and, where applicable, one or more Subsidiaries,

“Business Group” refers to each of Alcan’s business groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging,

“Board” or “Board of Directors” means the board of directors of Alcan,

“Director” means a director of Alcan,

“Dollars” or “$” means US Dollars, unless otherwise specified,

“Executive Officers” means the President and Chief Executive Officer, the Executive Vice Presidents, the Senior Vice Presidents, the Vice Presidents, the Treasurer, the Controller and the Corporate Secretary of Alcan,

“Financial Statements” means Alcan’s consolidated financial statements for the year ended 31 December 2006, included hereafter under Item 8 “Financial Statements and Supplementary Data”,

“Joint Venture” means an association (incorporated or unincorporated) of companies jointly undertaking a commercial enterprise, but in which Alcan does not hold or exercise a controlling interest. Joint Ventures are accounted for using the equity method, except for joint ventures over which Alcan has an undivided interest in the assets and liabilities, which are consolidated to the extent of Alcan’s participation,

“LME” means the London Metal Exchange,

“Management’s Discussion and Analysis” means Alcan’s management’s discussion and analysis of financial condition and results of operations for the year ended 31 December 2006, included hereafter under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,

“MW” means megawatts; “MWh” means megawatthours; and “kWh” means kilowatthours,

“Novelis” means Novelis Inc., a corporation incorporated under the Canada Business Corporations Act and formed to acquire, pursuant to the Novelis Spin-off, the businesses contributed by Alcan,

“Novelis Spin-off” means the transfer to Novelis of certain aluminum rolled products businesses and Novelis becoming an independent publicly-traded company on 6 January 2005,

“Proxy Circular” means the management proxy circular prepared in connection with Alcan’s Annual Meeting of Shareholders to be held on 26 April 2007, and any adjournment thereof, filed herewith under exhibit 99.1,

“Pechiney” means Pechiney, a Subsidiary of the Company following its acquisition in 2003, now know as Alcan France SAS,

“Related Company” means a company in which Alcan owns, directly or indirectly, 50% or less of the voting stock and in which Alcan has significant influence over management,

“Share” or “Common Share” means a common share in the capital of Alcan,

“Shareholder” or “Common Shareholder” means a holder of the Shares,

“Subsidiary” means a company controlled, directly or indirectly, by Alcan,

“tonne” means a metric tonne of 1,000 kilograms or 2,204.6 pounds; “kt” means kilotonne; “Mt” means millions of tonnes; “kt/y” means kilotonne per year; and “Mt/y” means millions of tonnes per year, and

“US GAAP” means US generally accepted accounting principles.

Unless otherwise expressly indicated, the financial and other information given in this report is presented on a consolidated basis.

Certain information called for by Items of this Form 10-K report is incorporated by reference to the Proxy Circular, which is filed herewith as exhibit 99.1 to this report. Such information is specifically identified herein, including by the reference “See Proxy Circular”. With the exception of information specifically incorporated by reference from the Proxy Circular, such Proxy Circular is not to be deemed filed as part of this Form 10-K report. Information incorporated by reference is considered to be part of this report, and information in reports filed later with the Securities and Exchange Commission (SEC) will automatically update and supersede this information.

Information contained in or otherwise accessed through the Company’s website, or any other website referred to in this Form 10-K report, does not form part of this Form 10-K report and any website addresses contained herein are inactive textual references only.

Special Note Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this report are forward-looking statements within the meaning of securities legislation, in particular the United States Private Securities Litigation Reform Act of 1995. Terms such as “believes”, “expects”, “may”, “will”, “could”, “should”, “anticipates”, “estimates”, “intends” and “plans” and the negatives of and variations on terms such as these signify forward-looking statements. All statements that address the Company’s expectations or projections about the future including statements about the Company’s growth, cost reduction goals, expenditures and financial results are forward-looking statements. Because these forward-looking statements include risks and uncertainties, readers are cautioned that actual results may differ materially from the results expressed in or implied by the statements.

For a listing of certain factors that could, among others, cause actual results or outcomes to differ materially from the results expressed or implied by forward-looking statements, please refer to Item 1A of this Form 10-K.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include, but are not necessarily limited to, those discussed under the heading “Risks and Uncertainties” in Management’s Discussion and Analysis in Item 7 of this Form 10-K.

Alcan undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, nor does Alcan undertake any obligation to update on an interim basis the risk factors that could cause actual results to differ materially from those in forward-looking statements.

Alcan files annual, quarterly and special reports and other information with the SEC. Any document so filed can be viewed at the SEC’s public reference room at 100 F Street, N. E., Washington, D. C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the SEC’s public reference room. The SEC maintains a website at www.sec.gov that contains our annual, quarterly and current reports, proxy and information statements, and other information Alcan files electronically with the SEC. Such documents, and amendments thereto, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are also available, as soon as reasonably practicable, after Alcan has electronically filed such materials, through its website at www.alcan.com. Alcan’s website also includes the Charters of its Board of Directors and of its four Committees of the Board of Directors: the Corporate Governance, the Audit, the Human Resources and the Environment, Health & Safety Committees, as well as its Worldwide Code of Employee and Business Conduct, available in 12 languages.

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

On 31 December 2006, Alcan employed approximately 64,700 people in 61 countries and regions, excluding 3,300 people employed in Joint Ventures.

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

1.1 Bauxite and Alumina, headquartered in Montreal (Canada), this Business Group comprises Alcan’s worldwide activities related to bauxite mining and refining into smelter-grade and specialty alumina, owning, operating or having interests in six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries and providing engineering and technology services;

1.2 Primary Metal, also headquartered in Montreal, this Business Group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries, 12 power facilities in four countries and 12 technology and equipment sales centres and engineering operations in ten countries;

1.3 Engineered Products, headquartered in Paris (France), this Business Group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 55 plants located in 12 countries. Also part of this Business Group are 33 service centres in 11 countries and 32 sales offices in 27 countries and regions; and

1.4 Packaging, also headquartered in Paris, this Business Group consists of Alcan’s worldwide food, pharmaceutical and medical, beauty and personal care, and tobacco packaging businesses operating 130 plants in 30 countries and regions. This Business Group produces packaging from a number of different materials, including plastics, aluminum, paper, paperboard and glass.

B.	HISTORY / RECENT DEVELOPMENTS

Alcan is a limited liability Canadian company, incorporated on 3 June 1902, with its headquarters and registered office in Montreal, Canada, to establish a smelter and hydroelectric power facility in Shawinigan, Canada. In 1928, Alcan became an independently-traded company. During the Second World War, substantial expansion of hydroelectric and smelting capacity took place in Quebec to supply aluminum for the war effort. In the 1950s, Alcan added hydroelectric and smelting capacity in British Columbia. During the post-war period, Alcan expanded internationally and invested in fabricating activities. Alcan continued its international expansion with the acquisitions of Alusuisse Group Ltd. in 2000 and Pechiney in 2003, both of which significantly increased the Company’s presence in the packaging industry. In 2005, the majority of the Company’s rolled products businesses were spun-off into a new independent company, Novelis.

1.	Alcan’s Recent Developments

In the past year, Alcan reported the major events related to its business and corporate governance described below.

On 3 January 2006, the Company announced that Alcan Packaging Mexico SA de CV, a wholly-owned Subsidiary, had acquired the packaging assets and business of Recubrimientos y Laminaciones de Papel, SA de CV of Monterrey (Mexico). The asset purchase includes a plant in Monterrey (Nuevo León).

On 12 January 2006, the Company announced that it would begin the closure process of its 44 kt per year aluminum smelter in Steg (Switzerland).

On 27 February 2006, the Company announced that it had reached an agreement to sell selected assets of its North American plastic bottle packaging business to Ball Corporation for $180 million. The sale included operations in Batavia (Illinois), Bellevue (Ohio), Newark (California, US) and Brampton (Ontario, Canada).

On 6 March 2006, the Company announced that it had reached an agreement in principle for the sale of its Chambéry (France) Rollbond panel manufacturing operation to Compagnia Generale Alluminio SpA.

On 13 March 2006, the Company announced that Richard B. Evans had been appointed the Company’s President and Chief Executive Officer (CEO) replacing Travis Engen, who had retired.

On 4 April 2006, the Company announced that it had sold its German automotive casting activity to AluCast GmbH, a company controlled by Parter Capital, a private equity company based in Frankfurt (Germany).

On 9 May 2006, the Company announced the reorganization of its global specialty alumina business, entailing the gradual shut-down of the Company’s specialty-calcined alumina plant in Jonquière (Quebec, Canada).

On 11 May 2006, the Company announced that it had secured 40% of the energy required for a potential expansion of its ISAL smelter in Iceland. The agreement with Reykjavik Energy, which calls for the purchase of 200 MW of geothermal power beginning in 2010, would supply an expanded smelting facility with potential future total capacity of 460 kt per year.

On 22 June 2006, the Company announced that it had entered into a Memorandum of Understanding with the Republic of Ghana for the creation of a joint venture between Alcan and Ghana to explore the feasibility of developing a bauxite mine and alumina refinery, with an initial capacity of 1.5 to 2.0 Mt/y. The joint venture will be 51% owned by Alcan. Alcan and Ghana are to undertake a preliminary concept study that is expected to be completed by early 2007, which, if successful, could then lead to feasibility studies.

On 22 June 2006, the Company announced that it had successfully launched its new advanced aerospace plate installation and equipment at its Issoire (France) Aerospace, Transportation and Industry facility.

On 30 June 2006, the Company announced that its Quebec employees represented by the Canadian Auto Workers union had ratified a new collective labour agreement. The agreement covers an initial five-year period with an additional four-year term available.

On 4 July 2006, the Company announced the opening of its AUD 20 million Stelvin® aluminum wine closure facility in Adelaide (Australia).

On 12 July 2006, the Company announced that it had begun consultations with union and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France).

On 12 July 2006, the Company announced that it would close two UK sites: the Workington Aerospace, Transportation and Industry hard alloy extrusion plant and the Midsomer Norton food packaging plant.

On 21 July 2006, the Company announced the opening of the Packaging Group’s $33 million labels plant in Edgewood (New York, US).

On 24 July 2006, the Company’s Packaging Business Group announced that it had signed an agreement to sell its Cebal Aerosol business to its current management team and to Natexis Investissement Partners.

On 2 August 2006, the Company announced that it was raising its quarterly dividend from $0.15 to $0.20 per Common Share.

On 14 August 2006, the Company announced its intention to modernize its Kitimat (British Columbia, Canada) smelter through an approximate $1.8 billion investment subject to final Board approval and to the condition of obtaining a new labour agreement, environmental permits and regulatory approval of the British Columbia Utilities Commission (BCUC) of the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro. On 22 January 2007, the Company announced that it had filed leave to appeal the BCUC’s decision of 29 December 2006 to reject the amended and restated Long-Term Electricity Purchase Agreement.

On 24 August 2006, the Company officially opened its new $42.6 million packaging facility in Reidsville Industrial Park (North Carolina, US) which produces printed packaging, including folding cartons and labels, for key customers in Alcan Packaging’s global tobacco business.

On 14 September 2006, the Company announced that the Queensland government had given approval for the commencement of mining operations on Alcan’s Ely bauxite deposit near Weipa, on Australia’s Western Cape York Peninsula. The deposit has a reserve of close to 50 Mt which is expected to be mined over a period of approximately 25 years.

On 29 September 2006, the Company announced that it will build a $180 million aluminum spent pot lining recycling plant in Quebec’s Saguenay — Lac-Saint-Jean region. The plant is expected to begin pot lining treatment operations in the second quarter of 2008.

On 3 October 2006, the Company announced that its Board of Directors had authorized a share repurchase program of up to 5% of the Company’s total outstanding Common Shares.

On 23 October 2006, the Company announced that its Pechiney Nederland NV Subsidiary will conduct a strategic review of alternatives, including the potential sale of the aluminum smelter in Vlissingen (Netherlands), in which it holds an 85% interest.

On 30 October 2006, the Company announced the appointments of Michel Jacques, 54, as President, Alcan Primary Metal Group and Christel Bories, 42, as President, Alcan Engineered Products, a post that was previously occupied by Mr. Jacques. Mr. Jacques replaced Cynthia Carroll who announced her resignation on 24 October 2006.

On 6 November 2006, the Company announced the appointment of Ilene Gordon, 53, as a Senior Vice President of Alcan Inc. and President, Alcan Packaging. Ms. Gordon, who was previously President of Alcan’s Food Packaging Americas business unit, succeeds Christel Bories.

On 9 November 2006, the Company announced that it had signed a Memorandum of Understanding with Access Madagascar Sarl, a Malagasy company holding exploration rights in Madagascar’s south eastern Manantenina District, to jointly study the development of a bauxite mine and alumina refinery, which would have an initial capacity of 1 to 1.5 Mt/y of alumina.

On 9 November 2006, the Company announced that it had entered into an agreement to sell its Wheaton Science products business in New Jersey (US) to River Associates Investments, LLC, a private equity group.

On 24 November 2006, the Company announced that it had secured a long-term supply agreement with South African energy firm, ESKOM Holdings Limited, for the purchase of up to 1,340 MW of electricity for its proposed 720 kt greenfield Coega aluminum smelter project, which will have a total estimated cost of $2.7 billion.

On 29 November 2006, the Company announced that it will invest $27.5 million for an expansion project in its Pharma Center in Shelbyville (Kentucky, US).

On 6 December 2006, the Company announced that it had completed the acquisition of the remaining 70% stake of Carbone Savoie that it did not already own, and certain related technology and equipment, from GrafTech International Ltd. for $135 million less certain price adjustments.

On 14 December 2006, the Company announced plans to build a $550 million pilot plant at its Complexe Jonquière site in Canada to develop the Company’s proprietary AP50 smelting technology. The pilot plant, which is expected to produce 60 kt of aluminum annually, is the first step in a planned $1.8 billion investment program in Quebec’s Saguenay — Lac-Saint-Jean region. On the same date, the Company also announced the launch of a research and development initiative centred at its R&D centre in Voreppe (France), and focused on the AP series aluminum smelting technology.

On 27 December 2006, the Company announced that it had signed a collective labour agreement with the United Steelworkers union representing the Alma primary aluminum smelter in Quebec. The agreement covers an initial five year term.

On 22 January 2007, the Company revised its cost estimate for the expansion of the Gove alumina refinery in Australia’s Northern Territory to $2.3 billion and indicated that the start-up date would be in the second quarter of 2007, reflecting limited availability of labour and materials in the Australian construction market, the appreciation of the Australian dollar, additional construction requirements and weather-related delays. On 22 September 2006, the Company announced that it expected a 20 to 25% increase over the original $1.5 billion cost. Expanded production is expected to start progressively during the second quarter of 2007 and continue through the first quarter of 2008, at which time the refinery is expected to attain its full expanded capacity of 3.8 Mt.

C.	ALCAN BUSINESS GROUPS

Alcan has four Business Groups: Bauxite and Alumina, Primary Metal, Engineered Products and Packaging.

1.	Bauxite and Alumina

A recognized leader and supplier of alumina refinery technology, the Bauxite and Alumina Business Group comprises all Alcan bauxite mines and deposits, smelter-grade alumina refineries and specialty alumina plants.

1.1	Products and Services / Business Units

1.1.1 Bauxite:  Aluminum is one of the most abundant metals in the earth’s crust but is never naturally found in its pure form. Bauxite is the basic aluminum-bearing ore, mostly found in tropical and sub-tropical regions of the world. Once extracted, bauxite is sent to alumina plants.

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

In 2006, Alcan used 11.4 Mt of bauxite to produce 4.9 Mt of smelter-grade alumina, which were either transferred to its current smelting operations through direct intersegment sales, or sold to third parties directly or through swap agreements. The balance of the smelter requirements, 1.7 Mt of alumina, was purchased from third parties. Alcan also produced and sold 600 kt of specialty aluminas to third parties.

In 2006, the Bauxite and Alumina Business Group had third party sales and operating revenues of approximately $1.8 billion, representing approximately 7.8% of Alcan’s 2006 sales and operating revenues.

For further information concerning the Bauxite and Alumina Business Group’s sales, business group profit, and total assets, see note 33 — Information by Operating Segments to the Financial Statements, prepared in accordance with US GAAP, as well as Management’s Discussion and Analysis — Operating Segment Review — Bauxite and Alumina.

1.2	Alumina Plants

With respect to smelter-grade alumina and specialty alumina, Alcan operates the following production facilities:

Smelter-Grade Alumina Refineries

		% of
		Ownership	Annual Capacity		2006 Production
Locations		by Alcan	(in kt)		(in kt)

Australia	Gladstone, Queensland (QAL)	41.4	1,640	*	1,601	*
	Gove, Northern Territory	100	2,000		1,615
Brazil	São Luis (Alumar)	10	145	*	144	*
Canada	Jonquière, Quebec	100	1,300		1,305
France	Gardanne	100	200		191

Total Smelter-Grade Alumina			5,285		4,856

*	Represents Alcan’s share.

Specialty Alumina Plants

		% of
		Ownership	Annual Capacity		2006 Production
Locations		by Alcan	(in kt)		(in kt)

Canada	Brockville, Ontario	100	20		16
	Jonquière, Quebec*	100	80	**	169
France	Gardanne	100	435		445
	Beyrède	100	28		25
	La Bâthie	100	31		27
Germany	Teutschenthal	100	28		24

Total Specialty Alumina			622		706

*	Decision taken in 2006 to shut down part of production capacity.

**	Capacity is at 31 December 2006.

1.3	Source Materials

1.3.1	Bauxite Mines / Deposits

Alcan produces bauxite through its Subsidiaries, Joint Ventures and consortium companies. The Company also obtains bauxite from third party suppliers. In 2006, the Company produced 13.9 Mt of bauxite, while consuming 12.8 Mt to produce smelter-grade alumina and specialty alumina. Based on bauxite deposits in numerous locations around the world, Alcan has more than sufficient bauxite reserves to meet its needs and does not believe that availability of bauxite will constrain its operations in the foreseeable future.

Bauxite Mines / Deposits

		% of
		Ownership	Annual Capacity		2006 Production
Locations		by Alcan	(in kt)		(in kt)

Australia	Gove, Northern Territory	100	6,000		4,767
	Ely, Queensland	100	0	**	0	**
Brazil	Porto Trombetas (MRN)	12.5	2,100	*	2,130	*
Ghana	Awaso	80	1,000	*	793	*
Guinea	Conakry (CBG)	22.9	6,200	*†	6,205	*
India	Orissa (UTKAL)	45	N/A	***	0	***

Total Bauxite			15,300		13,895

*	Represents Alcan’s Share.

**	Operations commenced in January 2007.

***	Bauxite extraction not yet in operation.

†	Approximately 6.2 Mt of the bauxite produced at Conakry are reserved for Alcan’s needs.

Bauxite processed into alumina at the Gove refinery is shipped to the QTX and Kitimat smelters. Bauxite from CBG is processed at the Gardanne and Vaudreuil refineries. Gardanne supplies alumina to the European smelters. MRN bauxite is processed at the Alumar refinery and at Vaudreuil. Bauxite from Ghana is also processed at Vaudreuil, which in turn supplies alumina to the Quebec smelters. Bauxite from Ely is processed at the QAL refinery, which supplies alumina to the QTX, Kitimat and Tomago smelters. The Company purchases both bauxite and alumina from third parties, sells bauxite from CBG and Ghana and sells alumina from all refineries.

1.3.2	Chemicals and Other Materials

Certain chemicals and other materials required for the production of alumina, such as caustic soda, fuel oil, natural gas, lime and flocculents are purchased from third parties.

     1.3.3  Services

Alcan generates additional revenues through sale, to both internal and external customers, of technology and engineering services associated with bauxite and alumina processing. With an overarching focus on innovation, process sustainability and excellence in environment, health and safety, the Company’s services range from modernization and optimization of existing refineries to comprehensive design of new ones.

1.4	Recent Developments

Australia:  In September 2006, the Queensland government gave approval for the commencement of mining at Alcan’s Ely bauxite mine in Cape York, Queensland, which has a reserve of close to 50 Mt and is expected to be mined over a period of approximately 25 years.

On 22 January 2007, the Company revised its cost estimate for the expansion of the Gove alumina refinery in Australia’s Northern Territory to $2.3 billion and indicated that the start-up date would be in the second quarter of 2007, reflecting limited availability of labour and materials in the Australian construction market, the appreciation of the Australian dollar, additional construction requirements and weather-related delays. On 22 September 2006, the Company announced that it expected a 20 to 25% increase over the original cost of $1.5 billion. Expanded production is expected to start progressively during the second quarter of 2007 and continue through the first quarter of 2008, at which time the refinery is expected to attain its full expanded capacity of 3.8 Mt.

Brazil:  Construction is currently under way on an expansion that should increase the annual capacity of the Alumar alumina refinery by 2.1 Mt. The Company’s throughput is expected to come on stream in the second half of

2009. Alcan owns a 10% interest in Consorcio de Alumínio do Maranhão, the legal entity operating the Alumar alumina refinery in São Luis.

Canada:  On 9 May 2006, the Company announced the reorganization of its global specialty alumina business, entailing the gradual shut-down of the Company’s specialty-calcined alumina plant in Jonquière (Quebec, Canada).

Guinea:  On 10 January 2007, a country-wide general strike was initiated, consequently disrupting mining operations at Compagnie des Bauxites de Guinée (CBG) in which the Company has an indirect 22.9% interest. The strike brought a stop to bauxite mining, drying, rail transportation and ship loading operations for a period of 18 days in January and for another four days in February. On 16 February, CBG bauxite mine operations resumed on a limited basis. The political unrest is yet to be resolved as negotiations are underway between union leaders and government officials.

Ghana:  On 22 June 2006, the Company entered into a Memorandum of Understanding with the Republic of Ghana for the creation of a joint venture between Alcan and Ghana to explore the feasibility of developing a bauxite mine and alumina refinery, with an initial annual capacity of 1.5 to 2 Mt. The joint venture would be 51% owned by Alcan.

Madagascar:  On 9 November 2006, the Company signed a Memorandum of Understanding with Access Madagascar Sarl, a Malagasy company holding exploration rights in Madagascar’s south eastern Manantenina District, to jointly study the development of a bauxite mine and alumina refinery, which would have an initial capacity of 1 to 1.5 Mt/y of alumina.

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

2.1.1 Power Operations:  The smelting of one tonne of aluminum requires between 13.5 and 18.5 MWh of electric energy to separate the aluminum from the oxygen in alumina. Alcan produces electricity at its own generating plants in Canada, the UK and Norway. The Company also has an interest in a power plant in China.

2.1.2 Smelter Operations:  Primary aluminum is produced through the electrolytic reduction of alumina. Approximately two tonnes of alumina yield one tonne of metal. Alcan operates and/or has interests in 22 smelters in 11 countries. Products include sheet ingot, extrusion billet, rod, foundry ingot and remelt ingot for conversion into fabricated products for end-use markets in consumer goods, transportation, building and construction as well as other industrial applications. Approximately 25% of the primary aluminum produced in Alcan’s smelters was sold at market prices to Alcan’s fabricating facilities, primarily in the form of sheet ingot, extrusion billet and molten metal. Approximately 25% of the primary aluminum produced in 2006 was sold to Novelis. The remainder was sold to third party customers in North America, Europe, Africa and Asia, in the form of value-added ingot, primarily extrusion billet, sheet ingot, rod, foundry ingot or remelt ingot.

Average ingot product realizations were $2,618 per tonne in 2006, compared to $2,036 per tonne in 2005, and $1,876 per tonne in 2004.

2.1.3 Trading:  Alcan trading operations are conducted by wholly-owned Subsidiaries, which trade on behalf of other Subsidiaries. They also engage in limited aluminum and related trading activities for third parties. Trading services include several main activities: sales of excess raw materials, such as internal supplies, managing risk exposures through LME transactions, and managing the supply logistics between smelters and fabricating plants. The Company’s third party trading function focuses on aluminum transactions.

2.1.4 Technology Sales, Equipment Sales and Engineering Services:  This unit provides smelter technology, equipment and engineering services to third parties and Subsidiaries. The main areas of activity are:

—	Technology Sales: Aluval, which is located in Voreppe (France), provides advanced smelter technology in terms of productivity (production capacity and energy consumption), such as AP18-22 and the AP3X families of smelter technologies, and the newly-announced AP50 technology, to third parties. This sector is supported by a strong research and development program. The services include the sale of licenses of primary aluminum smelting technology, engineering and start-up support, and technical assistance;

—	Equipment Sales: Électricité Charpente Levage (ECL) is a major supplier of cranes and potroom equipment for the aluminum industry. In addition, it provides cranes for baking furnaces and rodding shop equipment. ECL operations are located in France, Canada, South Africa, Australia, Bahrain, the Netherlands, Mozambique, China and India; and

—	Engineering Services: Alcan Alesa Engineering (Alesa) provides services and custom-made engineering solutions on a global basis to Subsidiaries as well as third parties. Alesa subsidiaries maintain engineering offices in Switzerland and Canada. The main areas of activity include raw materials technologies, materials handling technologies and process automation.

2.1.5 Other Production facilities:  The Primary Metal Business Group carries on other related activities including the production of calcined coke, anodes, cathode blocks and aluminum fluoride, which are used in the production and recycling of aluminum, as well as the refining of high-purity aluminum.

In 2006, the Primary Metal Business Group recorded intersegment sales and operating revenues of approximately $2.5 billion and third party sales and operating revenues of approximately $8.7 billion, the latter representing 36.7% of Alcan’s 2006 sales and operating revenues. For specifics on the percentage of the Business Group’s sales and operating revenues attributable to Novelis, please see note 33 — Information by Operating Segments to the Financial Statements. For a percentage of the Company’s revenues by principal product type, please see the table “Revenues by Market” in Management’s Discussion and Analysis.

For further information concerning the Primary Metal Business Group’s sales, business group profit and total assets, see note 33 — Information by Operating Segments to the Financial Statements, prepared in accordance with US GAAP, as well as Management’s Discussion and Analysis — Operating Segments Review — Primary Metal.

2.2	Production Facilities and Sales Centres

2.2.1 Smelter Operations:  As at 31 December 2006, Alcan operated and/or had interests in 22 primary aluminum smelters with a nominal rated capacity of 3,468 Mt/y (where ownership is shared, this number represents Alcan’s share only).

Primary Metal Smelter Locations

		% of
		Ownership	Annual Capacity		2006 Production
Locations		by Alcan	(in kt)		(in kt)

Australia	Tomago, New South Wales	51.5	268	(1)	268	(1)
Cameroon	Edea (Alucam)(2)	46.7	47	(1)	42	(1)
Canada	Alma, Quebec	100	415		410
	Sept-Iles, Quebec (Alouette)	40	229	(1)	228	(1)
	Beauharnois, Quebec	100	52		52
	Bécancour, Quebec	25	101	(1)	101	(1)
	Kitimat, British Columbia	100	277		238
	Grande-Baie, Quebec	100	207		206
	Laterrière, Quebec	100	228		227
	Shawinigan, Quebec	100	99		98
	Arvida, Quebec	100	166		165
China	Qingtongxia	50	76	(1)	77	(1)
France	Dunkerque	100	259		259
	Lannemezan(3)	100	50		47
	Saint-Jean-de-Maurienne	100	135		134
Iceland	Reykjavik (ISAL)	100	179		168
Netherlands	Vlissingen(4)	85	181	(1)	179	(5)
Norway	Husnes (SORAL)	50	82	(1)	82	(1)
Oman	Sohar	20	N/A	(6)	0	(6)
Switzerland	Steg(7)	100	N/A	(7)	12
United Kingdom	Lynemouth	100	178		173
	Lochaber	100	43		43
United States	Sebree, Kentucky	100	196		194

Total Smelting Operations			3,468		3,403

(1)	Represents Alcan’s share.

(2)	Alcan’s direct ownership in Edea is 46.7%; however, the Company obtains 70 to 80% of the production of the plant as the major industrial shareholder.

(3)	In the process of being closed.

(4)	Strategic review underway — See sub-heading 2.4 “Recent Developments” hereunder.

(5)	Represents 100% of the Vlissingen smelter’s production.

(6)	Smelter not yet in operation; Alcan’s 20% proportionate share of the smelter’s expected capacity of 350 kt/y would be 70 kt/y.

(7)	Closed during the course of 2006.

2.2.2 Technology Sales, Equipment Sales Centres (ECL) and Engineering Services:

Technology and Equipment Sales Centres and Engineering Services

Country	Location	Business

Australia	Eagle Farm, Queensland	ECL
Bahrain	Bahrain	ECL
Canada	Quebec City, Quebec Montreal, Quebec	ECL Engineering Services
China	Shanghai	ECL
France	Ronchin Voreppe	ECL Technology Sales
India	Bhubaneshwar	ECL
Mozambique	Matola	ECL
Netherlands	Ritthem	ECL
South Africa	Richards Bay	ECL
Switzerland	Zurich	Engineering Services

2.2.3	Other Production Facilities:

Other Production Facilities

			% of
			Ownership
Locations		Output/Type of Facility	by Alcan

Canada	Dubuc, Quebec	Engineered cast products	100
	Strathcona, Alberta	Calcined coke	61
	Arvida, Quebec	Calcined coke and cathode blocks	100
	Vaudreuil, Quebec	Fluoride plant	100
France	Compiègne*	Recycling	100
	Carbone Savoie	Cathodes	100
Netherlands	Rotterdam	Anode facility	58.5
Norway	Vigelands	High purity metal refinery	50
Sweden	Helsingborg	Fluoride plant	50

*	In the process of being closed.

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

The following items, in addition to alumina, are the major source materials for the production of aluminum. The Company does not believe that the availability of the foregoing materials will be materially constrained in the foreseeable future.

2.3.1 Electrical Power:  In Canada, Alcan’s plants have an aggregate installed generating capacity of 3,583 MW, of which about 2,830 MW may be considered to be hydraulically available over the long-term. These facilities supply electricity to Alcan’s Canadian smelters. All water rights pertaining to Alcan’s hydroelectric installations are owned by Alcan, except for those relating to the Peribonka River in Quebec which are leased. In 1984, Alcan and the Quebec Government signed a lease extending the Company’s water rights relating to the Peribonka River to 31 December 2033 against an annual charge based on sales realizations of aluminum ingot, with an option to extend the term to 2058. On 13 December 2006, the Company and the Quebec Government amended the Peribonka lease to specify that the terms and conditions of the lease extension would be the same as those applicable for the lease’s initial term. Moreover, the lease amendment states that the electricity generated by the power plant subject to the lease would be used to supply Alcan’s industrial needs in Quebec or sold to Hydro-Quebec (a provincially-owned electric utility) at a price to be approved by the Quebec Government. In Quebec, royalties are payable to the Quebec Government based on total energy generation, escalating at the same rate as the Consumer Price Index in Canada. In British Columbia, water rentals for electricity used in smelting and related purposes are directly tied to the sales realizations of aluminum produced at the Kitimat smelter. For electricity sold to third parties, Alcan pays provincial water rentals at rates that are fixed by the British Columbia Government, similar to those paid by BC Hydro (a provincially-owned electric utility). Any electricity that is surplus to Alcan’s needs under the agreements is sold to neighbouring utilities or customers under both long-term and short-term arrangements.

One-third of Alcan’s installed hydroelectric capacity in Canada was constructed prior to 1943, another third between 1943 and 1956 and the remainder between 1956 and 1968. All these facilities, which are regularly maintained and upgraded, are expected to remain fully operational over the foreseeable future.

In Canada, in addition to electricity generated at its own plants, as described above, Alcan is a party to a long-term agreement with Hydro-Quebec for the annual supply to Alcan of up to three billion KWh of electrical energy beginning in 2001. On 13 December 2006, the Company and Hydro-Quebec agreed to enter into an additional long-term electricity agreement for the supply of two billion KWh per year, effective in 2010. The Alouette smelter, which is 40% owned by Alcan, purchases its electricity from Hydro-Quebec pursuant to two long-term supply contracts. The Aluminerie de Bécancour smelter, which is 25% owned by Alcan, also purchases its electricity from Hydro-Quebec.

For smelters located outside of Canada, electricity is obtained from a variety of sources. The smelters in England and Scotland operate their own coal-fired and hydroelectric generating plants, respectively. In Norway, the Vigelands metal refinery (50% owned by Alcan) obtains its power from the Vigelands hydroelectric power stations owned by Alcan. The smelter in the US purchases electricity under a long-term contract as well as through short-term contracts. The smelter in Iceland is supplied with hydroelectric power from Iceland’s national power company under a long-term contract. The two smelters in France (Dunkerque and Saint-Jean-de-Maurienne) are supplied with power under long-term contracts. The smelter in the Netherlands, which is 85% owned by Alcan, has a number of short-term contracts for energy supply. The Australian smelter, which is 51.5% owned by Alcan, purchases its power needs under two long-term contracts. The smelter in Cameroon, which is 46.7% owned by Alcan, is also supplied with hydroelectric power under a long-term contract. The smelter in China, which is 50% owned by Alcan, is supplied by a coal-fired power plant that is 43.5% owned by the Qingtongxia Joint Venture in which Alcan has a 50% participation. In regards to the smelter under construction in Oman, in which Alcan owns a 20% interest, a new gas-fired power plant will provide a dedicated long-term supply of power.

Power Generation

		% of
		Ownership	Installed Capacity
Locations		by Alcan	(MW)

Canada	Quebec Power Stations	100	2,687
	Isle-Maligne
	Chute-à-Caron
	Shipshaw
	Chute du Diable
	Chute à la Savane
	Chute-des-Passes
	Kemano, British Columbia	100	896
China	Daba power plant (coal-fired)	21.8	261	*
Norway	Vigelands	100	26
United Kingdom	Lynemouth (coal-fired)	100	420
	Highlands Power Stations	100	80
	Lochaber
	Kinlochleven

Total Power Generation			4,370

*	Represents Alcan’s share, through its Joint Venture interest.

2.3.2 Anodes:  Anodes are used and consumed in the smelting process. Most of Alcan’s smelters produce their anodes at their own on-site facilities. Anodes are also produced in a stand-alone facility, Aluminium & Chemie Rotterdam BV, located in the Netherlands (Aluchemie). Alcan directly holds 53% of Aluchemie while Sor-Norge Aluminium AS (SORAL), a Joint Venture in which Alcan has a 50% participation, owns a further 11%. The remainder of the shares are held by Hydro Aluminium AS. Each of the shareholders in Aluchemie is entitled to a volume of anodes corresponding to its participation at prices determined by formula. Alcan’s share of anodes produced by Aluchemie is currently used at the ISAL (Iceland) and SORAL smelters or sold to third party customers.

The main raw materials for anode production are calcined petroleum coke and pitch. The production process involves the mixing of the raw materials followed by cold shaping of the anode and baking of the anode at elevated temperatures.

2.3.3 Cathodes:  Cathode blocks are one of the main components of the cell-lining materials used in the aluminum smelting process. The cathode blocks are used as a refractory container for molten aluminum and electrolyte and as an electricity conductor in the smelting process. The cathode blocks are made from a mix of carbon aggregates and pitch binder. At Alcan, the cathode materials are produced in Arvida (Canada) and at Carbone Savoie’s stand-alone facilities in Notre-Dame-de-Briançon and Vénissieux (France). As of 1 December 2006, Alcan acquired the remaining 70% stake in Carbone Savoie and all related technology and equipment required for the production of a full range of cathode products. Carbone Savoie is a major producer of cathode materials (graphitized, semi-graphitic cathode blocks, as well as sidewall blocks and ramming paste) required by the aluminum industry. Approximately 25% of the production from Carbone Savoie is dedicated to Alcan’s plants and 75% is sold to third parties.

2.3.4 Chemicals and Other Materials:  Certain chemicals and other materials (e.g. aluminum fluoride, caustic soda, fuel oil, fluorspar and petroleum coke) required for the production of aluminum at Alcan’s smelters are produced by its chemical operations or purchased from third parties.

  2.4  Recent Developments

Canada:  On 14 August 2006, the Company announced its intention to modernize its Kitimat smelter through an approximate $1.8 billion investment. The modernization would increase Kitimat’s current annual production levels by more than 60% to approximately 400 kt, thereby increasing Alcan’s global primary aluminum production by more than 4% and making Kitimat one of the three largest smelters in North America. The modernized facility would use the latest smelting technology within the AP35 series. The investment is subject to final Board approval and is conditional upon obtaining a new labour agreement, environmental permits and regulatory approval of acceptable terms for the sale of power to BC Hydro. On 29 December 2006 the British Columbia Utilities Commission’s (BCUC) decided to reject the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro. The Company announced on 22 January 2007 that it had filed leave to appeal this decision.

On 29 September 2006, the Company announced that it will build a $180 million aluminum spent pot lining recycling plant in Quebec’s Saguenay — Lac-Saint-Jean region. The plant is expected to begin pot lining treatment operations in the second quarter of 2008.

On 14 December 2006, the Company announced plans to build a $550 million pilot plant smelter at its Complexe Jonquière site to develop the Company’s proprietary AP50 smelting technology. The pilot plant is expected to produce 60 kt of aluminum annually. Engineering for the pilot plant is ongoing and construction is expected to begin in 2008.

The AP50 pilot plant is the first step in a planned ten-year $1.8 billion investment program in Quebec’s Saguenay — Lac-Saint-Jean region, involving up to an additional 390 kt of new smelting capacity by 2015, developed by Alcan with the support of the Quebec Government. The Government in an agreement has provided financial support by means of research and development tax incentives and loans, and has made available up to two billion KWh per year of additional power to support the investment program. Support from the Government of Canada is expected to be provided through existing research and development incentive programs. The agreement with the Quebec Government also reinforces Alcan’s electrical power position through the long-term extension of hydraulic leases and new power contracts which, taken together with Alcan’s proprietary generation system, provide a secure supply of approximately 2,600 MWh of low-cost power through the year 2045.

In connection with the above-mentioned agreement with the Company, the Quebec Government has retained various rights which allow it to cancel some or all of the new entitlements and benefits relating to water and power, including the financial support contemplated thereby, should there be either an acquisition of control of Alcan or a change in the location of its headquarters which has a negative impact on its commitment to or presence in Quebec. The Board of Directors has, however, a significant role in the management of any process relating to the determination of any such negative impact.

France:  On 6 December 2006, the Company announced that it had completed the acquisition of the remaining 70% stake of Carbone Savoie that it did not already own, and certain related technology and equipment, from GrafTech International Ltd. for $135 million less certain price adjustments.

Also on 14 December 2006, the Company announced the launch of a research and development initiative based at its R&D centre in Voreppe (France), and focused on the AP series aluminum smelting technology with a target of developing a 20% more energy efficient and environmentally friendly cell through the accelerated introduction of new innovative technologies.

Iceland:  On 11 May 2006, the Company announced that it had secured 40% of the energy required for a potential expansion of its ISAL smelter in Iceland. The agreement with Reykjavik Energy, which calls for the purchase of 200 MW of geothermal power beginning in 2010, would supply an expanded smelting facility with potential future total capacity of 460 kt/y.

Netherlands:  On 23 October 2006, the Company announced that its Pechiney Nederland NV Subsidiary will conduct a strategic review of alternatives, including the potential sale of the aluminum smelter in Vlissingen, in which it holds an 85% interest.

South Africa:  On 24 November 2006, the Company secured a long-term supply agreement with South African firm ESKOM Holdings Limited, for the purchase of up to 1,340 MW of electricity for the Company’s proposed 720 kt greenfield Coega aluminum smelter project, which is expected to have a total cost of $2.7 billion. Should this project proceed, Alcan currently plans to retain between 25 to 40% of the equity. The definitive position of the Company on the size of any retained interest, which may be greater, will necessarily depend on its final assessment of the various opportunities offered by the project.

3.	Engineered Products

3.1	Products / Business Units

Alcan’s Engineered Products Business Group manufactures engineered or fabricated aluminum products, including rolled, extruded and cast aluminum products, wire and cable as well as composites materials for a broad range of applications for customers in the automotive, mass transportation, aerospace, marine and beverage container markets. It also supplies the architectural, electrical and building markets as well as the markets for electrical industrial and electromechanical applications and the display, leisure and wind-power industries. Also part of this group are 33 service centres in 11 countries that supply customers with products as well as advanced fabrication tailored to their requirements, and 32 sales offices in 27 countries and regions selling and sourcing specialty products and materials for industrial applications.

The Engineered Products Business Group’s product range is divided into the following business units:

3.1.1 Aerospace, Transportation & Industry (ATI):  ATI supplies high value-added plate, sheet, extruded and precision cast products for customers in the aerospace, marine, automotive and mass transportation markets and engineering industry. It offers a comprehensive range of products and services, including technical assistance, design and delivery of cast, rolled, extruded, rolled pre-cut or shaped parts, and the recycling of customers’ machining scrap metal. ATI is also a key supplier of new alloy solutions, such as Aluminum-Lithium. ATI includes Alcan Rolled Products — Ravenswood.

3.1.2 Composites:  This business unit manufactures and sells lightweight multi-material composites that are made using a combination of technologies and materials, including aluminum, plastic, foam board, paper and balsa wood. An example is a sandwich panel made of two aluminum faces and a plastic core material. Principal applications for composites include building facades, transportation, displays for visual communication, signage and wind power installations, for which composites have a number of advantages over more traditional materials because of their low weight-to-rigidity ratio, ease of application, design and surface variety.

3.1.3 Cable:  This business unit produces cable, whereby aluminum is cast and rolled into rod and then drawn into wire and stranded into cable. Its cable products are used for applications in the utility, commercial, institutional, industrial and residential construction markets. Its rod products are also used for mechanical applications such as screen, wire and other fine wire drawing applications. Its strip products are predominantly used for armouring electrical cables. The business unit also provides its customers with a complete wiring system from feeder to outlet in the commercial construction market.

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

3.1.5 Engineered and Automotive Solutions (EAS):  This business unit serves major automotive and transportation manufacturers with advanced technology and produces engineered shaped products including aluminum crash management systems, cockpit carriers, suspension parts, and other structural components. EAS serves customers in Europe and North America with innovative and cost-effective solutions based on aluminum extrusion, forging or casting and reinforced composites.

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

3.1.7 Alcan International Network (AIN):  This sales organization comprises 32 offices in 27 countries and regions selling and sourcing specialty products and materials for industrial applications in 65 countries and regions. It provides marketing and sourcing services for both Alcan and its customers. AIN’s product portfolio includes primary aluminum for the aluminum and steel industries, semi-fabricated products for the construction, transportation, general engineering, packaging and other industrial sectors, minerals for the glass, ceramics and refractories industries, and specialty chemicals for industrial and healthcare applications.

3.1.8 Specialty Sheet:  This business unit provides coils and sheet to customers for beverage and closures, automotive, customized industrial sheet solutions, and high-quality bright surface products markets. It includes world-class rolling and recycling operations, as well as dedicated research and development capabilities.

In 2006, the Engineered Products Business Group had third party sales and operating revenues of approximately $7.1 billion, representing approximately 30.2% of Alcan’s sales and operating revenues for the year.

The Engineered Products Business Group has relationships with certain major customers in the aerospace and beverage can industries, the loss of any of which could have a material impact on the operations of the Business Group.

For further information concerning the Engineered Products Business Group’s sales, business group profit and total assets, see note 33 — Information by Operating Segments to the Financial Statements, prepared in accordance with US GAAP, as well as Management’s Discussion and Analysis — Operating Segment Review — Engineered Products.

3.2	Production and Services Facilities

Alcan’s Engineered Products Business Group consists of 120 sites, including 55 production facilities, 33 service centres and 32 AIN commercial offices around the world.

Engineered Products Locations

Locations		Products / Business Units

Austria	Hallein	Service Centres
	St. Johann im Pongau	Service Centres
	Vienna	Alcan International Network; Service Centres
Belgium	Brussels	Alcan International Network; Service Centres
	Gent	Alcan International Network
Brazil	Camaçari	Composites
	São Paulo	Alcan International Network
Canada	Concord, Ontario	Cable
	Lapointe, Quebec	Cable
	Saguenay, Quebec	Engineered and Automotive Solutions
	Shawinigan, Quebec	Cable
China	Beijing	Alcan International Network
	Hong Kong	Alcan International Network
	Shanghai	Alcan International Network; Composites
	Taipei	Alcan International Network
Czech Republic	Dečin	Extruded Products
	Prague	Alcan International Network
	Strojmetal	Engineered and Automotive Solutions (Partnership)
Ecuador	Guayaquil	Composites
	Quevedo	Composites
	Santo Domingo de los Rios	Composites
	Manta	Composites
	Plantations Raw Materials	Composites

Locations		Products / Business Units

Engineered Products Locations (Cont’d)
Egypt	Cairo	Alcan International Network
France	Carquefou	Aerospace, Transportation & Industry
	Chassieu	Service Centres
	Ham	Extruded Products
	Issoire	Aerospace, Transportation & Industry
	Montreuil-Juigne	Aerospace, Transportation & Industry
	Nantes	Service Centres
	Neuf-Brisach	Specialty Sheet
	Nuits-Saint-Georges	Extruded Products
	Ozoir-la-Ferrière	Service Centres
	Paris	Alcan International Network
	Sabart	Aerospace, Transportation & Industry
	Saint-Florentin	Extruded Products
	Satma/Goncelin	Other
	Ussel	Aerospace, Transportation & Industry
Germany	Bad Salzungen	Service Centres
	Burg	Extruded Products
	Crailsheim	Extruded Products
	Dahenfeld	Engineered and Automotive Solutions
	Düsseldorf	Alcan International Network; Service Centres
	Fellbach	Service Centres
	Frankfurt	Service Centres
	Gera	Service Centres
	Gottmadingen	Engineered and Automotive Solutions
	Hamburg	Service Centres
	Hannover	Service Centres
	Hebsack	Service Centres
	Hohenacker	Service Centres
	Immendingen	Service Centres
	Landau	Extruded Products
	Köln	Service Centres
	Mannheim	Service Centres
	Munich	Service Centres
	Nürnberg	Service Centres
	Osnabrück	Composites
	Singen*	Composites; Extruded Products; Specialty Sheet; Engineered and Automotive Solutions
Greece	Athens	Alcan International Network
Hungary	Budapest	Alcan International Network; Service Centres
Italy	Bologna	Service Centres
	Florence	Service Centres
	Milan	Alcan International Network
	Padova	Service Centres
	Treviglio	Service Centres
Japan	Tokyo	Alcan International Network
Mexico	Mexico City	Alcan International Network
	Monterrey	Alcan International Network
Netherlands	Amsterdam	Alcan International Network
	Breda	Service Centres
Portugal	Lisbon	Alcan International Network
Romania	Bucharest	Alcan International Network
	Bihor	Service Centres

Locations		Products / Business Units

Engineered Products Locations (Cont’d)
Russia	Moscow	Alcan International Network
Singapore	Singapore	Alcan International Network
Slovakia	Levice**	Extruded Products
Slovenia	Koper	Engineered and Automotive Solutions
(Joint Venture)
	Ljubljana	Service Centres
South Africa	Johannesburg (Sandton)	Alcan International Network
South Korea	Seoul	Alcan International Network
Spain	Barcelona	Alcan International Network; Service Centres
	Madrid	Alcan International Network; Service Centres
Switzerland	Altenrhein	Engineered and Automotive Solutions
	Dagmersellen	Service Centres
	Niederglatt	Service Centres
	Sierre***	Extruded Products; Aerospace, Transportation & Industry
	Sins	Composites
Sweden	Goteborg	Alcan International Network
Thailand	Bangkok	Alcan International Network
United Arab Emirates	Dubai	Alcan International Network
United Kingdom	Chelmsford	Composites
	Slough-Berkshire	Alcan International Network
	Workington****	Aerospace, Transportation & Industry
United States	Benton, Kentucky	Composites
	Chatsworth, California	Cable
	Glasgow, Kentucky	Composites
	Mt. Juliet, Tennessee	Composites
	Northvale, New Jersey	Composites
	Novi, Michigan	Engineered and Automotive Solutions
	Ravenswood, West Virginia	Aerospace, Transportation & Industry; Alcan Rolled Products — Ravenswood
	Roseburg, Oregon	Cable
	Sedalia, Missouri	Cable
	St. Louis, Missouri	Composites
	Stamford, Connecticut	Alcan International Network
	Statesville, North Carolina	Composites
	Vernon, California****	Aerospace, Transportation & Industry
	Williamsport, Pennsylvania	Cable

*	Shared site with the Packaging Business Group.

**	Facility not yet in operation.

***	Shared site with Novelis.

****	Facility to be closed.

3.3	Source Materials

Aluminum used to produce engineered products is purchased from the Primary Metal Business Group and from third party suppliers, which include producers and traders. Recycled metal is also purchased from customers and third party suppliers, which include traders. The Company does not believe that any source material constraints will have a material impact on the Business Group’s results.

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

The Packaging Business Group is divided into six sectors:

4.1.1 Food Packaging Europe, Americas and Asia:  In these three sectors, Alcan Packaging manufactures a wide range of packaging products for the food, meat, dairy and beverage industries, and is a leading producer of flexible and rigid specialty packaging in Europe, the Americas and Asia, converting plastics, plastic film, foil and paper materials into value-added packaging. Alcan Packaging benefits from dedicated flexible food packaging research and development centres in North America and Europe. This allows Alcan Packaging to provide packaging solution expertise in wide ranging markets around the world including for products such as beverages, biscuits, cookies, cereals, confectionery, dairy products, fresh and frozen food, instant products, pet food, retorted foods and snacks. It also produces caps and over-caps for wine, champagne and liquor bottles.

The principal activities of these sectors are printing, coating, rolling and lamination of plastic film, aluminum foil, containers and paper to manufacture into primary packaging materials for food manufacturers. These sectors also produce their own engineered films. The main processes used are rotogravure and flexographic printing, lamination using adhesive, wax or plastic extrusion and various coating processes to add barrier properties, sealability or gloss. The Food Packaging sectors also produce capsules and closures in aluminum and tin.

4.1.2 Global Pharmaceutical and Medical Packaging:  Alcan Packaging is a leading supplier of packaging to the pharmaceutical industry, with production sites and research and development expertise in Europe, Asia and the Americas. Products and services include flexible packaging, caps and closures, contract packaging, folding cartons, glass vials, ampoules and tubing products, medical flexible packaging and plastic bottles.

4.1.3 Global Beauty and Personal Care Packaging:  This sector is a world leader in the manufacture and supply of beauty packaging products for the make-up, fragrance and personal care markets, including collapsible tubes, mascara and lipstick packaging and beauty promotional items.

4.1.4 Global Tobacco Packaging:  Alcan Packaging is a leading supplier to the global tobacco industry with manufacturing operations around the world. Tobacco packaging products include folding cartons and flexible packaging.

Packaging sales to third parties were approximately $6.0 billion in 2006. The Packaging Business Group’s sales and operating revenues represented approximately 25.2% of Alcan’s 2006 sales and operating revenues.

For further information concerning the Packaging Business Group’s sales to third parties, business group profit and total assets, see note 33 — Information by Operating Segments to the Financial Statements, prepared in accordance with US GAAP, as well as Management’s Discussion and Analysis — Operating Segment Review — Packaging.

  4.2  Production Facilities

Alcan has 130 packaging plants in 30 countries and regions.

Eight plants are shared between the Global Pharmaceutical and Medical Packaging and the Food Packaging business sectors: one in each of France, Germany, Italy, Spain, Switzerland, the US and two in China.

Packaging Plants

Locations		Packaging Sector

Argentina	Chivilcoy	Food Americas
Australia	Adelaide, South Australia	Food Europe
Belgium	Grace-Hollogne (Veramic)	Pharmaceutical and Medical
Brazil	Diadema, São Paulo	Pharmaceutical and Medical
	Maua, São Paulo	Food Americas
	Mogi das Cruzes, São Paulo	Beauty and Personal Care
	São Paulo, São Paulo	Beauty and Personal Care
	Suape, Pernambuco	Beauty and Personal Care
Canada	Baie d’Urfe, Quebec	Pharmaceutical and Medical
	Brampton, Ontario	Beauty and Personal Care
	Lachine, Quebec	Tobacco
	Saint-Cesaire, Quebec	Food Europe
	Weston, Ontario	Food Americas
	Woodbridge, Ontario	Pharmaceutical and Medical
Chile	Santiago de Chile	Food Europe
China	Beijing	Food Asia
	Chengdu	Food Asia
	Foshan	Beauty and Personal Care
	Huizhou	Food Asia; Pharmaceutical and Medical
	Jiangyin	Food Asia; Pharmaceutical and Medical
	Suzhou	Beauty and Personal Care
	Zhongshan	Beauty and Personal Care
Czech Republic	Skrivany	Food Europe
France	Albertville	Beauty and Personal Care
	Arras	Food Europe
	Aumale	Pharmaceutical and Medical
	Authon-du-Perche (2 plants)	Pharmaceutical and Medical
	Bernaville	Beauty and Personal Care
	Challes	Beauty and Personal Care
	Chalon-sur-Saone	Food Europe
	Dax	Food Europe
	Dijon	Food Europe
	Froges	Food Europe
	Lucenay-les-Aix	Pharmaceutical and Medical
	Mareuil-sur-Ay	Food Europe
	Montreuil-Bellay	Pharmaceutical and Medical
	Moreuil	Food Europe
	Plouhinec	Beauty and Personal Care
	Sainte-Menehoud (2 plants)	Beauty and Personal Care
	Saint-Maur	Pharmaceutical and Medical
	Saint-Seurin-sur-l’Isle	Food Europe
	Sarrebourg	Food Europe
	Sélestat	Food Europe; Pharmaceutical and Medical
	Uchaux	Food Americas
	Vandieres	Beauty and Personal Care
	Vienne-le-Chateau	Beauty and Personal Care
Germany	Neumunster	Tobacco
	Schesslitz	Beauty and Personal Care
	Singen	Food Europe; Pharmaceutical and Medical
	Teningen	Food Europe
Indonesia	Demak	Beauty and Personal Care
	Tangerang	Food Asia

Locations		Packaging Sector

Packaging Plants (Cont’d)
Ireland	Dublin	Food Europe
Italy	Arenzano	Food Europe
	Lainate	Food Europe
	Lugo di Vicenza	Food Europe; Pharmaceutical and Medical
	Tortona	Beauty and Personal Care
	Verderio Superiore	Beauty and Personal Care
Kazakhstan	Almatinskaya Oblast	Tobacco
Malaysia	Rawang	Tobacco
Mexico	Matamoros, Tamaulipas	Beauty and Personal Care
	Mexico City	Beauty and Personal Care
	Monterrey, Nuevo Leon	Food Americas
	Reynosa, Tamaulipas	Beauty and Personal Care
	Tlaquepaque, Jalisco	Food Americas
	Zacapu, Michoacan de Ocampo	Food Americas
Morocco	Mohammedia	Food Europe
Netherlands	Brabant (Bergen Op Zoom)	Tobacco
	Zutphen	Food Europe
New Zealand	Wellington	Food Asia
Philippines	Cainta	Tobacco
Poland	Lodz	Beauty and Personal Care
	Zlotow	Food Europe
Portugal	Carvalhos	Food Europe
Puerto Rico	Cayey	Pharmaceutical and Medical
Russia	Moscow*	Food Europe
	St. Petersburg*	Tobacco
Spain	Alzira	Food Europe; Pharmaceutical and Medical
	Barcelona	Beauty and Personal Care
Switzerland	Kreuzlingen	Food Europe; Pharmaceutical and Medical
	Rorschach	Food Europe
Thailand	Bangplee	Food Asia
	Phetchaburi	Food Asia
	Sriracha	Food Asia
Turkey	Istanbul	Food Europe
	Izmir	Tobacco
United Kingdom	Bristol	Tobacco
	Cramlington	Pharmaceutical and Medical
	Midsommer Norton**	Food Europe
	Workington (Cumbria)	Food Europe

Locations		Packaging Sector

Packaging Plants (Cont’d)
United States	Akron, Ohio	Food Americas
	American Canyon, California	Food Europe
	Asheville, North Carolina	Pharmaceutical and Medical
	Atlanta, Georgia	Tobacco
	Batavia, Illinois	Food Americas
	Bellwood, Illinois	Food Americas
	Bethlehem, Pennsylvania	Pharmaceutical and Medical
	Boscobel, Wisconsin (2 plants)	Food Americas
	Chase City, Virginia	Pharmaceutical and Medical
	Commerce, California	Pharmaceutical and Medical
	Des Moines, Iowa	Food Americas
	Des Plaines, Illinois	Pharmaceutical and Medical
	Edgewood, New York	Food Americas
	Joplin, Missouri	Food Americas
	Lincoln Park, New Jersey**	Beauty and Personal Care
	Marshall, North Carolina	Pharmaceutical and Medical
	Menasha, Wisconsin	Food Americas
	Millville, New Jersey (4 plants)	Pharmaceutical and Medical
	Milwaukee, Wisconsin	Pharmaceutical and Medical
	Minneapolis, Minnesota	Food Americas
	Morristown, Tennessee	Beauty and Personal Care
	Neenah, Wisconsin	Food Americas
	Newark, California	Food Americas
	New Hyde Park, New York	Food Americas
	Reidsville Industrial Park,	Tobacco
North Carolina
	Richmond, Virginia	Tobacco
	Russellville, Arkansas	Food Americas
	Shelbyville, Kentucky	Food Americas; Pharmaceutical and Medical
	Shelbyville, Tennessee	Beauty and Personal Care
	St. Louis Park, Minnesota***	Food Americas
	Syracuse, Nebraska	Pharmaceutical and Medical
	Tulsa, Oklahoma	Food Americas
	Washington, New Jersey	Beauty and Personal Care
	Westport, Indiana	Pharmaceutical and Medical
	Youngsville, North Carolina	Pharmaceutical and Medical

*	Greenfield facility.

**	To be closed.

***	Counted as part of the Minneapolis facility.

4.3	Source Materials

Packaging is made from a variety of materials including aluminum, plastics, paper, paper board and glass. Aluminum foil stock used in packaging is in part purchased from other Business Groups. Other source materials are purchased from many third party suppliers. The Company does not believe that the availability of source materials will be materially constrained in the foreseeable future.

D.	INFORMATION BY GEOGRAPHIC AREAS

See note 32 — Information by Geographic Areas to the Financial Statements for financial information by geographic area.

E.	RESEARCH AND DEVELOPMENT

Alcan’s research and development (R&D) comprises a system of research laboratories, applied engineering centres and plant technical departments covering all major markets and regions. Alcan invested $220 million, $227 million and $239 million in R&D in 2006, 2005 and 2004, respectively.

With the acquisition of Pechiney in 2003, the Company’s R&D capability was significantly strengthened by the addition of specialized laboratories and a leading R&D presence in the aerospace sector.

Alcan’s R&D laboratories collaborate on projects with leading universities in various parts of the world and the Company’s scientists and engineers regularly publish articles on research topics in peer-reviewed journals. The Company also funds research activities at several universities.

1.1 Research laboratories performing work for the Bauxite and Alumina Business Group are located in Gardanne (France), Saguenay (Quebec, Canada) and Brisbane (Australia).

1.2 Research laboratories performing work for the Primary Metal Business Group are located in Saguenay (Quebec, Canada), Voreppe and Saint-Jean-de-Maurienne (France). To support the new $550 million AP50 pilot plant announced by the Company on 14 December 2006 (see section C.2.4), the Arvida Research and Development Centre in Saguenay will lead the ongoing R&D related to the industrialization of the Company’s proprietary AP50 smelting technology. Since its acquisition of Pechiney, Alcan has continued to develop this technology at its Saint-Jean-de-Maurienne R&D facility. The Company intends to move its AP50 technology from the research phase to industrial development. The Company’s R&D centre in Voreppe will continue to focus on the AP series with a target of developing more energy-efficient and environmentally-friendly aluminum smelting technology.

1.3 Research laboratories performing work for the Engineered Products Business Group are located in Neuhausen (Switzerland) and Voreppe (France). Applied engineering centres specialized in the automotive industry are located in Detroit (Michigan, US) and Singen (Germany). A technical centre dedicated to aluminum cable is located in Williamsport (Pennsylvania, US). These applied engineering and technical centres, which support Alcan’s research activities, focus on product applications and provide technical development support to customers. The centres draw extensively on the resources and specific competencies of the central laboratories.

1.4 Research laboratories performing work for the Packaging Business Group are located in Neenah (Wisconsin, US), Gennevilliers (France) and Neuhausen (Switzerland).

In addition to innovations from operations personnel, the central laboratories are complemented by the technical departments in various plants as well as by technical and applied engineering centres located close to key markets and operating divisions.

F.	ENVIRONMENT, HEALTH AND SAFETY/ALCAN INTEGRATED MANAGEMENT SYSTEM

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

Alcan competes against other producers who may not be subject to the same environmental laws and regulations or who may not have the same high environmental standards and practices.

In 2003, Alcan implemented the Alcan Integrated Management System built on four key components, namely Value-Based Management, Continuous Improvement, EHS FIRST and People Advantage, intended to ensure that the same focus on value, improvement, environment, health and safety, and employees is found in each of the Company’s operations.

EHS FIRST represents a focus on environment, health and safety throughout the Company and requires certification according to ISO 14001, a globally accepted environmental standard, and OHSAS 18001, an international occupational health and safety certification. By the end of 2006, 100% of the sites were ISO 14001 and OHSAS 18001 certified. Newly acquired facilities are required to be fully compliant with all corporate and Business Group standards within two years of their acquisition. EHS capital expenditures in 2006 were $145 million and are projected to be $267 million and $116 million in 2007 and 2008, respectively. Expenditures charged against income for environmental protection were $193 million in 2006, and are expected to be $189 million and $187 million in 2007 and 2008, respectively.

In addition to the certification requirements mentioned above, EHS FIRST provides a diverse platform of tools which form the basis for performance and risk management. Over the past six years, Alcan has seen a reduction of 77% in its Recordable Case Rate, which includes a reduction of 79% in the rate of lost time injuries. Serious injuries have been reduced by 15% in the last year. Health promotion and environmental management are also key aspects of EHS FIRST against which Alcan sets standards and measures performance.

Continuous Improvement initiatives at Alcan were formalized under a common system in 2003 with the aim of maximizing opportunities by improving the Company’s competitive position and efficiency. Alcan’s Continuous Improvement system integrates two complementary approaches, Lean Manufacturing and Six Sigma, and is applied in many EHS FIRST projects throughout the Company.

G.	EMPLOYEES

Alcan has approximately 23,000 employees in North America, 29,500 in Europe, 2,700 in South America, 7,200 in Asia/Pacific, 1,600 in Australia and 700 in Africa and the Middle East. A majority of the shop-floor employees are represented by labour unions.

There are 26 collective labour agreements in effect in Canada. Labour agreements for unionized employees at Alcan facilities in Quebec were renewed in 2006 and are set to expire in December 2011, with a possible extension until December 2015. In British Columbia, the collective labour agreement at Kitimat was renewed in 2005 and is now set to expire in 2008.

Following the acquisition of Pechiney in 2003, Alcan has a large number of employees in France. Employment conditions are defined by French law and by four national collective agreements relating to various industrial sectors: chemicals, mechanics, plastic transformation and cardboard transformation. Additional specific agreements exist at each individual company. Pension liabilities are not included in collective agreements, as pensions in France mostly result from a compulsory system managed at the national level. Complementary pensions for some individuals result from their specific contracts.

In all other locations, collective agreements are negotiated on a site, regional or national level, and are of varying durations.

H.	PATENTS, LICENSES AND TRADEMARKS

Alcan owns, directly or through Subsidiaries, a large number of patents in the US, the European Union, Canada and Australia as well as in other countries, which relate to the products, uses and processes of its businesses. The life of a patent is most commonly 20 years from the filing date of the patent application. Alcan is continually filing new patent applications. All significant patents will be maintained until their formal expiration. Therefore, at any point in time, the range of life of the Company’s patents will be from one to 20 years.

Alcan owns a number of trademarks that are used to identify its businesses and products. The Company’s trademarks have a term of three to ten years. As a result, at any point in time, the Company will have trademarks at the end of their term while other trademarks will be at the beginning of a full ten-year term. At the end of their term, significant trademarks will be renewed for a further three to ten years.

Alcan has also acquired certain intellectual property rights under licenses from others for use in its businesses.

Alcan’s patents, licenses and trademarks constitute valuable assets; however, the Company does not regard any single patent, license or trademark as being material to its sales and operations viewed as a whole. The Company has no material licenses or trademarks the duration of which cannot, in the judgment of management, be extended or renewed as necessary.

I.	COMPETITION AND GOVERNMENT REGULATIONS

The aluminum, engineered products and packaging businesses are highly competitive in price, quality and service. The Company experiences competition from a number of companies in all major markets. In particular, the primary aluminum business is concentrated in the hands of a small number of first-tier producers, including the Company. In addition, aluminum products face competition from products fabricated from several other materials such as plastic, steel, iron, copper, glass, wood, zinc, lead, tin, titanium, magnesium, cement and paper. The Company believes that its competitive standing in aluminum production is enhanced by its primary metal technology and by its ability to supply its own power to many smelters at low cost.

The operations of the Company, like those of other international companies, including its access to and cost of raw materials and repatriation of earnings, may be affected by such matters as fluctuations in monetary exchange rates, currency and investment controls, withholding taxes and changes in import duties and restrictions. Imports of ingot and other aluminum products into certain markets may be subject to import duties and regulations. These affect the Company’s sales realizations and may affect the Company’s competitive position. Shipments of the Company’s products are also subject to the anti-dumping laws of some importing countries, which prohibit sales of imported merchandise at less than defined fair values.

ITEM 1A  RISK FACTORS

The following factors, among others, could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements and could adversely affect the Company’s financial performance and, consequently, the value of the Shares:

Alcan is exposed to volatility in the aluminum industry and in aluminum end-use markets, which may adversely affect its financial results because such volatility may significantly reduce revenues without resulting in corresponding cost savings.

Alcan is an important global producer of aluminum and aluminum fabricated products. The aluminum industry is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. Prices have been historically volatile and Alcan expects such volatility to continue. Although Alcan may use contractual arrangements with customers, employ certain measures to manage its exposure to the volatility of LME-based prices, and is product and segment diversified to a significant extent, Alcan’s results of operations could be materially adversely affected by material adverse changes in economic or aluminum industry conditions generally.

Fluctuations in currency exchange rates may negatively affect Alcan’s financial results and cost structure.

Economic factors, including foreign currency exchange rates, could affect Alcan’s revenues, expenses and results of operations. A substantial portion of Alcan’s revenue is determined in US dollars while a significant portion of Alcan’s costs related to those revenues are incurred in Canadian and Australian dollars and in Euros. Fluctuations in exchange rates between the US dollar and these currencies give rise to currency exposure.

Alcan conducts operations and owns assets worldwide and transacts business in a variety of currencies. Adverse changes in the relative values of currencies can impact Alcan’s ability to sell its products or increase the cost of imports, and can reduce the value of Alcan’s assets in relative terms.

Alcan’s operations are energy-intensive and, as a result, its profitability may be adversely affected by rising energy costs or by energy supply interruptions.

Alcan consumes substantial amounts of energy in its operations. Although Alcan generally expects to meet the energy requirements for its aluminum smelters and alumina refineries from internal sources or from long-term contracts, the following factors could materially adversely affect Alcan’s energy position:

•	the unavailability of hydroelectric power due to droughts;

•	significant increases in the costs of supplied electricity or other energy;

•	interruptions in energy supply due to equipment failure or other causes; or

•	the inability to extend contracts for the supply of energy on economical terms upon expiration.

Alcan obtains significant amounts of electricity and other energy under contracts that Alcan may not be able to renew or replace on comparable terms following their expiry.

Alcan’s profitability could be adversely affected by increases in the costs of and disruptions in the availability of raw materials.

The raw materials that Alcan uses in manufacturing its products include alumina, aluminum, caustic soda, plastics, calcinated petroleum coke and resin. The prices of many of the raw materials Alcan uses depend on supply and demand relationships at a worldwide level, and are therefore subject to continuous volatility.

Prices for the raw materials that Alcan requires may increase from time to time and, if they do, Alcan may not be able to pass on the entire cost of the increases to its customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause Alcan’s profitability to decline. In addition, there is a potential time lag between changes in prices under Alcan’s purchase contracts and the point when Alcan can implement a corresponding change under its sales contracts with its customers. As a result, Alcan may be exposed to fluctuations in raw material prices since, during the time lag period, Alcan may have to temporarily bear the additional cost of the change under its purchase contracts, which could have a negative impact on its profitability.

Alcan participates in highly competitive markets.

Alcan is a participant in the market for packaging materials. The acquisition of Pechiney increased the importance of the packaging business to Alcan’s overall results. The packaging market is highly competitive, with competition based on cost and innovation. Alcan’s operating results could be adversely affected if Alcan cannot compete effectively in this market or if the market experiences weakness.

Alcan is subject to risks caused by changes in interest rates.

Increases in benchmark interest rates will likely increase the interest cost associated with Alcan’s variable interest rate debt in a rising rate environment and will increase the cost of future borrowings, which could harm Alcan’s financial condition and results of operations.

Alcan could be required to make large contributions to its defined benefit pension plans as a result of adverse changes in interest rates and the equity markets.

Alcan sponsors defined benefit pension plans for its employees in Canada, the US, the UK, Switzerland and certain other countries. Alcan’s pension plan assets consist primarily of listed stocks and bonds. Alcan’s estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Alcan’s results of operations, liquidity or shareholders’ equity in a particular period could be materially adversely affected by equity market returns that are less than their expected long-term rate of return or a decline of the rate used to discount future benefits.

If the assets of Alcan’s pension plans do not achieve expected investment returns for any fiscal year, such deficiency would result in one or more charges against earnings. In addition, changing economic conditions, poor pension investment returns or other factors may require Alcan to make substantial cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.

Alcan has a unionized workforce, and union disputes and other employee relations issues could harm its financial results.

The majority of Alcan’s shop-floor employees are represented by labour unions under a large number of collective labour agreements in various countries, including France, Canada and the US. Alcan may not be able to satisfactorily renegotiate its collective labour agreements when they expire. In addition, existing labour agreements may not prevent a strike or work stoppage at its facilities in the future, and any such work stoppage could have a material adverse effect on Alcan’s financial condition and results of operations.

Alcan’s operations are affected by conditions and events beyond its control in countries where Alcan has operations or sells products.

Economic and other factors in the many countries in which Alcan operates, including inflation, fluctuations in currency and interest rates, competitive factors, and civil unrest and labour problems, could affect its revenues, expenses and results of operations. Alcan’s operations could also be adversely affected by government actions such as controls on imports, exports and prices, new forms of taxation, expropriation and increased government regulation in the countries in which Alcan operates or services customers.

Alcan is exposed to market and credit risks from its derivatives portfolio and trading activities.

Where judged appropriate, Alcan uses derivatives to hedge, among other things, exposure to changes in exchange rates, interest rates and metal prices. Alcan is engaged in trading activities in respect of alumina and metals. The Company uses derivatives as one way to protect against losses related to price fluctuations in trading activities. Alcan’s use of derivatives makes it subject to certain market and credit risks. These risks could result in credit or derivative-related charges and losses independent of the relative strength of Alcan’s core businesses. Alcan is therefore exposed to risks associated with trading activities and with the derivatives themselves, including counterparty credit risks and the risk of significant losses if prices move contrary to expectations or if Alcan’s risk management procedures prove to be inadequate. The risks from its trading businesses may result in material losses which could adversely affect its results of operations, liquidity and financial position.

Alcan may be exposed to significant legal proceedings or investigations.

Alcan’s results of operations or liquidity in a particular period could be affected by significant adverse legal proceedings or investigations, including environmental, product liability, health and safety and other claims, as well as commercial or contractual disputes with suppliers or customers.

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

Alcan uses a variety of hazardous materials and chemicals in its manufacturing processes, as well as in connection with Alcan’s manufacturing facilities, including the maintenance thereof. In the event that any of these substances or related residues proves to be toxic, Alcan may be liable for certain costs, including, among others, costs for health-related claims or removal or retreatment of such substances.

Alcan is, and may be in the future, subject to suits regarding product liability, commercial disputes and claims by individuals, corporations and governmental entities related to its past and current activities and the activities of companies that Alcan has acquired and may acquire in the future.

Alcan is involved in the manufacture of numerous products, including complex component and finished products. The production of such products, used in a variety of end-uses and integrated into separately manufactured end products, entails an inherent risk of suit and liability relating to product operation and performance. Companies that Alcan has acquired and that Alcan may acquire in the future may be subject to similar risk of suit and to pending litigation. Alcan maintains product liability and other insurance to cover liability contingencies. Alcan’s policies, however, are subject to deductibles and recovery limitations, as well as limitations on contingencies covered. Suits against Alcan could be resolved in a manner that materially and adversely affects its financial condition, and Alcan could be subject to future material product liability, tort or contractual suits, and to proceedings imposed by governmental entities.

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

Alcan commonly undertakes significant capital projects with respect to its own production capacity, and participates in the development of large capital projects with third parties. Recent activity involving large capital expenditure commitments includes the expansion of the Gove alumina refinery in Australia, the announced planned investments in Jonquière and Kitimat in Canada, and in Guinea, Cameroon, Iceland and South Africa, and the smelter project in Oman. Alcan’s involvement in large capital investments subjects it to certain risks, including risks of unanticipated delays, complications and increased costs related to project execution. Alcan may be required to commit to capital spending for particular projects over the course of several years during which market conditions may change, which could reduce the attractiveness of the project relative to other potential investments.

Alcan is subject to risks related to the Novelis Spin-off.

Alcan derives significant cash flows under metal supply agreements and other arrangements with Novelis, an important customer whose operations encompass most of Alcan’s former rolled products businesses that Alcan spun off to its shareholders in January 2005. Should Novelis’ business be subject to downturns or disruptions, Alcan’s cash flows could be negatively affected.

Alcan does not control Novelis and cannot provide any assurance regarding its operations. Novelis may make strategic decisions that are disadvantageous to Alcan’s ongoing commercial relationship with it or with third parties.

Alcan must compete with other market participants for continued business from Novelis. In addition, Novelis, and any acquirer of Novelis’ business operations, could become a competitor to Alcan.

Alcan could be adversely affected by changes in the business or financial condition of significant customers.

A significant downturn in the business or financial condition of its significant customers could materially adversely affect Alcan’s results of operations. In addition, if Alcan’s existing relationships with significant customers materially deteriorate or are terminated in the future, and Alcan is not successful in replacing business lost to such customers, Alcan’s results of operations may be harmed.

The markets for Alcan’s products are highly competitive and the willingness of customers to accept substitutions for Alcan’s products is high.

The markets for aluminum and packaging products are highly competitive. In addition, aluminum competes with other materials, such as steel, plastics and glass, among others, for various applications in Alcan’s key customer sectors. The willingness of customers to accept substitutions for Alcan’s products, the ability of large customers to apply buyer power in the marketplace to affect the pricing for fabricated aluminum or packaging products, or other developments could adversely affect Alcan’s results of operations.

Future acquisitions or divestitures may adversely affect Alcan’s financial condition.

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

Unexpected events may increase Alcan’s cost of doing business or disrupt Alcan’s operations.

Unexpected events, including, but not limited to, supply disruptions, labour disputes, failure of equipment or processes to meet specifications, war or terrorist activities may increase the cost of doing business or otherwise impact Alcan’s financial performance.

The above list of important factors is not all-inclusive or necessarily in order of importance.

ITEM 1B  UNRESOLVED STAFF COMMENTS

The Company has nothing to report under this Item.

ITEM 2  PROPERTIES

Alcan believes that its properties, most of which are owned, are suitable for its operations. For additional information concerning specific properties, as broken down by Alcan Business Group, see Item 1 sub-headings 1.2 and 1.3 (Bauxite and Alumina), 2.2 and 2.3 (Primary Metal), 3.2 (Engineered Products) and 4.2 (Packaging).

ITEM 3  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in either a defendant or plaintiff capacity. In certain circumstances, the amounts at stake in the proceedings, whether such proceedings are pending or potential, are not quantifiable for various reasons. Nothing set out below should, unless expressly stated to the contrary, be interpreted as a confirmation or admission of liability on the part of either the Company or any Subsidiary. The outcome of any legal proceeding, whether pending or potential, will not, in management’s opinion, have a material adverse effect on the financial position of the Company.

A.	ENVIRONMENTAL MATTERS

1.	Cases

Omega Chemical Site.  In February 1996, the Company’s UK Subsidiary, British Alcan Aluminium plc (British Alcan), sold its investment in Luxfer USA Limited. As part of the sale, British Alcan agreed to indemnify the purchaser for certain liabilities, including those arising out of the following proceeding. Luxfer is a participant in a joint defense group being sued by the US Environmental Protection Agency (EPA) in the District Court, Central District of California, in regard to waste Luxfer sent, from 1976 to 1991, to the Omega chemical waste Superfund site, a third party disposal site in Whittier (California, US). Large waste generators are cleaning up the site. Luxfer is a small contributor. In 2000, Luxfer and other members of the joint defense group entered into a consent decree with the EPA to complete the remediation. In addition, Howmet Corporation is also named as a potentially responsible party at this site (see “Howmet Sites” below). Both British Alcan and Howmet agreed to be parties to the Second Amendment to the Consent Decree.

Millville, New Jersey Plant.  In 1997, Wheaton USA Inc., now Alcan Global Pharmaceutical Packaging Inc. (AGPP), a wholly-owned Subsidiary, began building new furnaces at its Millville (New Jersey, US) glass plant that were alleged to violate air emission regulations. The New Jersey Department of Environmental Protection (NJDEP) issued a citation for violation of permits. The EPA issued an information request to which Alcan responded. AGPP made modifications to the two furnaces, which are now covered by a Title V Air Permit.

Shulton, Mays Landing Landfill.  Shulton, an adjacent manufacturing neighbour to AGPP’s coated products operation in Mays Landing (New Jersey, US), alleged that in the 1970s AGPP had disposed of hazardous waste in a landfill area thereby causing leaching in other sites. After an investigation by the NJDEP, AGPP was required to perform remediation and monitoring at the site. The soil remediation has been completed. An investigation of ground water is continuing and could result in long-term monitoring of the site. Monitoring costs are not projected to be high.

Williams Landfill.  Wheaton Industries, now AGPP, was sued in 1990 by the NJDEP involving a Superfund Site in Cape May County (New Jersey, US). The matter was resolved through a Consent Decree in 1999 which specifically excluded liability for natural resource damages. In June 2006, the New Jersey Attorney General’s office contacted AGPP by telephone to inform the Company that NJDEP was planning on pursuing Natural Resource Damages. AGPP is waiting for a formal demand in this regard.

Clifton, New Jersey Facility.  Lawson Mardon USA plc, now Alcan Packaging Food & Tobacco Inc. (APF&T), a wholly-owned Subsidiary, is undertaking a site investigation and clean-up of the land at its Clifton (New Jersey, US) plant, in compliance with a NJDEP permit. According to studies, off-site contamination was not a result of APF&T’s operations. APF&T has reached an agreement with the NJDEP for alleged on-site contamination whereby APF&T would isolate the area and would monitor the ground water for two years. APF&T completed the remediation and ground water monitoring in 2004 and concluded an agreement with the NJDEP. In 2005, APF&T submitted a ground water remediation work plan to the NJDEP. Once the plan is approved, APF&T will have certain ground water treatment and monitoring to complete by 2012.

LM Trentesaux Site.  In 1999, an investigation was carried out at a site owned by a Subsidiary, Lawson Mardon Trentesaux SA (LM Trentesaux), in Tourcoing (France). The land was found to be contaminated by solvent, fuel and chemical products resulting from engraving and packaging activities. An estimate of the clean-up costs was established. The investigation was also conducted to determine whether the contamination was the sole responsibility of LM Trentesaux and whether the migration of the contamination was possible. Ground contamination caused by solvent was treated and further treatment for other substances may be required. The site was remeditated and sold in 2006.

Algoods Ontario Remediation.  Beginning in 1995, environmental investigations have been conducted into the presence of oil, gasoline and volatile organic compounds (VOCs) in the soil and groundwater at the Algoods plant site in Ontario (Canada) and third party properties adjacent to this site. Algoods was sold in 1996 and under the terms of the agreement, the Company retains liability for this case. A remediation plan was approved with the Ontario Ministry of Environment (MOE) for the oil removal and an additional recovery well was installed in 2005. A gasoline recovery system was commissioned by Alcan and accepted by the owner of the affected property. MOE requested and has received from Alcan a delineation study with respect to VOCs in the surrounding area. In 2004, MOE advised the Company that additional work was required. The remediation plan, which included the installation of recovery wells, was fully put in place by September 2005. Alcan continues remediation efforts at the site.

Howmet Sites.  Under the stock purchase agreement between Pechiney and Blade Corporation for the divestiture of certain Pechiney subsidiaries (Pechiney Corporation, Howmet Corporation, Howmet Cercast) dated 12 October 1995, Pechiney agreed to indemnify Blade Corporation, without limitation in time or a ceiling on the indemnification amount, with respect to certain environmental matters that exceeded a reserve of $6 million on the pro-forma 1995 balance sheet of Pechiney. Alcoa, Inc., the legal successor in interest to Blade Corporation and beneficiary of the indemnification clause, asked Pechiney in 2002 to pay for the remediation costs exceeding the $6 million provision concerning the environmental risks at several sites (Howmet Sites). In addition to the Dover and Combe Fill South, New Jersey sites (see below), the Howmet Sites include the LaPorte Casting facility in Indiana, the Pellestar Superfund site in Michigan, as well as other sites in Connecticut, Texas and Wisconsin.

Dover, New Jersey Site.  In 1997, Howmet notified Pechiney of high PCB readings at Dover (New Jersey, US). There are other possible environmental concerns at the Dover site as well. In April 1991, Howmet entered into an administrative order with the State of New Jersey for a remedial investigation/feasibility study. That process is not complete and a remedy has yet to be selected. Additionally, Howmet received oral notification in January 2004 that the State of New Jersey was seeking natural resources damages for alleged impact on the site ground water. The State of New Jersey is thus asking for money damages for the impact on the ground water separate and above the remediation costs. Pechiney submitted a Remedial Selection Report and met with the State of New Jersey in October 2006.

Combe Fill South Landfill.  In 1998, the US Government and the NJDEP sued Howmet and other parties for damages and response costs in relation to the environmental conditions at the Combe Fill South Landfill in New Jersey. The governments claim both past and future costs for remediation. An alternative dispute resolution process is underway under the supervision of the US District Court for the District of New Jersey. Howmet submitted its position paper on allocation in January 2004. There are hundreds of parties involved in the suit; allocations are not yet final. The parties met in December 2006 to discuss settlement scenarios.

Holden Mine Site.  In a 1993 settlement agreement, Pechiney had agreed to indemnify Alumax for certain claims, including in connection to environmental matters relating to the Holden Mine. Holden Mine was an underground copper mine that Howe Sound Company operated from 1936 until 1957. It is located in a remote wilderness area in the Wenatchee National Forest in the State of Washington. The US Forest Service, together with officials of the State of Washington and the EPA, requested a remedial investigation. An administrative order was entered in 1997. The remedial investigation identified several remedial scenarios with a wide range in cost. Total site costs (including investigation costs) and natural resource damages may exceed $30 million. Alcan submitted its final draft feasibility study in February 2004 and meetings took place at several times up to September 2005 without an agreement on remedy. A new proposal was submitted in November 2005.

Blackbird Mine.  In 1994 and 1995, Pechiney signed a consent decree with the US Forest Service, National Oceanic and Atmosphere Administration, the EPA and the State of Idaho, as well as two administrative orders with the EPA for a remedial investigation/feasibility study and early action clean-up of the Blackbird Mine. Pechiney must pay a significant portion of the total cost of the Blackbird Mine clean-up. The US Government must pay a smaller portion of the remediation expenses with a cap. The removal actions, which began in 1995, are largely but not entirely complete. The US Government investigated arsenic contamination at neighboring Panther Creek Inn and a soil removal remediation was performed in 1998. In August 2002, the EPA issued its proposed remedial plan for Blackbird Mine, which included copper and cobalt actions. In Spring 2003, the EPA issued a Record of Decision (ROD). Negotiations with the various agencies concerning the ROD and the consent decree were held during 2003. The EPA issued a unilateral administrative order which became effective on 10 August 2003. The EPA estimated the ROD remedy cost at $15.4 million in addition to what had already been spent. The parties have complied with a request by the EPA to supply $25 million in financial assurance. In 2005, the EPA decided that treatment for cobalt was not required. The parties negotiated regarding additional work in 2006 but did not reach an agreement.

Tungsten Mine Site.  In April 2000, the North Carolina Department of Environment & Natural Resources, Division of Waste Management, sought cooperation for the removal of drummed hazardous substances and for the monitoring, testing, analyzing and reporting on the Tungsten Mine Site, in Vance County (North Carolina, US). Pechiney is the successor to Haile Mining Company, which it is believed mined the site from approximately 1945 through the late 1950s. A first meeting of potentially responsible parties took place in October 2001. In October 2004, the State of North Carolina met with the potentially responsible parties and presented a proposed remedial plan to which they must respond. In 2005, Pechiney submitted its own remedial plan. In August 2006, the State of North Carolina offered the parties an Administrative Agreement for State-directed remedial action. Howmet provided the State-suggested revisions to the Agreement in September 2006. The Agreement has not been finalized to date.

Pohatcong Valley Site.  The US Department of Interior notified Pechiney Plastic Packaging Inc. (PPPI) on 19 November 1999 that it wanted to geophysically log certain wells at the Washington (New Jersey, US) facility as it sought to identify possible contributors of a specific contaminant — trichloroethylene — to the Pohatcong Valley Superfund Site. This matter involves both an on-site remediation of the Washington Plant, which is near completion, and a Superfund Site. Pursuant to a remedial investigation and ground water report, the EPA published a proposed plan calling for remedies that would cost $12.4 million. PPPI is working on alternative remedies that it believes would be more effective and cost substantially less. The EPA issued a Record of Decision on groundwater contamination in July 2006. In October 2006, PPPI representatives met with EPA representatives to continue negotiations for a PPPI-designed remedy.

High Point Sanitary Landfill.  PPPI is one of four parties that had entered into a 1998 consent order with the NJDEP for the remediation of a former landfill in Franklin County (New Jersey, US). Negotiations continue between the parties and the NJDEP with respect to PPPI’s share of remediation costs. Since 2001, the NJDEP has reduced PPPI’s required funding share on several occasions. In 2006, the NJDEP approved a Work Plan for the new refuse area.

Spill at Port Installations.  Alcan received two fine notices on 27 October 2006 from the Quebec Solicitor General regarding a caustic soda spill in the Saguenay River which occurred on 20 and 21 March 2006 during the unloading of cargo at Alcan’s port facilities in La Baie (Quebec, Canada). Alcan pleaded not guilty and obtained disclosure of the evidence from the Province.

Guelph, Ontario.  The Company maintained outdoor salt cake storage from 1985 to 1996 on a site it had purchased in 1979. In December 1996, Alcan sold the facility to Philip Enterprises, contractually retaining liability, which then sold the facility to Wabash Alloy in 1998. Alcan performed soil removal activities in 1998 and 1999 and established monitoring wells. In June 2006, the Ontario Ministry of the Environment agreed to Alcan’s work plan to manage the sodium and chloride impacts on groundwater. The work plan includes installation of additional monitoring wells.

Muzin River.  In September 2003, two agents of the local fishing council reported white traces of aluminum hydroxide on the Muzin River to the prosecuting attorney of Dijon (France). A hearing took place in December 2006, during which the prosecuting attorney sought to fine the Softal plant manager EUR 1,000. The plant manager has until early 2007 to accept the offer or face criminal proceedings. Pechiney Softal, a Subsidiary of the Company, may then be prosecuted. It is believed that the amount of aluminum hydroxide measured in the river is unlikely to have had any negative impact on the environment.

Centralia.  In December 2006, AGPP received a letter form the Illinois Attorney General’s office, threatening to file suit on 20 December 2006 to recover costs incurred in addressing the continued presence of hazardous substances at former Prior 1.2.3.4, Prior/Blackwell, and CESi Landfills located near Centralia (Illinois, US). AGPP is a relatively small contributor to the landfill sites.

2.	Reviews and Remedial Actions

From time to time, the Company is subject to environmental reviews and investigations. The Company has established procedures for reviewing environmental investigations and any possible remedial action on a regular basis. Although the Company cannot reliably estimate all of the costs which may ultimately be borne by it, the Company has no reason to believe that any remedial action will materially impair its operations, materially affect its financial condition or materially affect the Company’s liquidity.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not submitted any matter to a vote of security holders, through solicitations of proxies or otherwise, during the fourth quarter of the year ended 31 December 2006.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal markets for trading in Alcan’s Common Shares are the New York and Toronto stock exchanges. The Common Shares are also traded on the London, Paris and Swiss stock exchanges. The transfer agents for the Common Shares are CIBC Mellon Trust Company in Montreal, Toronto, Regina, Calgary and Vancouver, and Mellon Investors Services LLC in New York. Common Share dividends, if declared, are paid quarterly in March, June, September and December to Shareholders of record in February, May, August and November, respectively.

The number of holders of record of Common Shares on 26 February 2007 was approximately 16,100.

While the Company currently intends to pursue a policy of paying quarterly dividends, the payment and level of future dividends will be determined by the Board of Directors in light of earnings from operations, capital requirements and the financial condition of the Company. The Company’s cash flow is generated principally from operations and also by dividends and interest payments from Subsidiaries, Joint Ventures and Related Companies. These dividend and interest payments may be subject, from time to time, to regulatory or contractual restraints, withholding taxes and foreign governmental restrictions affecting repatriation of earnings.

On 2 August 2006, the Company announced that it was raising its quarterly dividend from $0.15 to $0.20 per Common Share.

Dividends paid on Common Shares held by non-residents of Canada will generally be subject to Canadian withholding tax which is levied at the basic rate of 25%, although this rate may be reduced depending on the terms of any applicable tax treaty. For residents of the US, the treaty-reduced rate is currently 15%.

All dividends received by shareholders of Alcan (including Common Shareholders and holders of preference shares) in 2006 and later are eligible dividends as defined in amendments to section 89 of the Canada Income Tax Act and, accordingly, entitle an individual Alcan shareholder resident in Canada to a higher dividend gross-up and dividend tax credit.

	Dividend ($)	New York Stock Exchange* ($)				Toronto Stock Exchange** (CAN$)
		High	Low	Close	Avg. Daily Volume	High	Low	Close	Avg. Daily Volume

2006 Quarter
First	0.150	51.55	40.64	45.73	1,567,674	59.25	47.05	53.43	1,534,425
Second	0.150	59.20	41.55	46.94	2,900,325	64.99	46.05	52.29	1,804,657
Third	0.200	48.50	37.48	39.87	975,374	54.95	41.78	44.55	1,335,986
Fourth	0.200	51.31	38.32	48.74	1,220,320	58.95	43.25	56.78	1,264,882

Year	0.700

		High	Low	Close	Avg. Daily Volume	High	Low	Close	Avg. Daily Volume

2005 Quarter
First	0.150	47.50	35.75	37.92	1,269,532	58.27	43.35	46.00	1,268,361
Second	0.150	39.13	28.75	30.00	1,207,673	47.89	36.56	36.78	1,468,538
Third	0.150	36.78	30.21	31.37	1,231,066	44.18	35.38	36.85	1,492,671
Fourth	0.150	41.92	29.49	40.95	1,233,368	48.60	34.86	47.76	1,678,781

Year	0.600

*	As reported by the New York Stock Exchange — Consolidated Trading.

**	As reported by the Toronto Stock Exchange.

Performance Graph

The information required is incorporated by reference to the Proxy Circular in the section entitled “Performance Graphs” on page 27.

Purchases of Equity Securities

Alcan established a share repurchase program that commenced on 2 November 2006 and will terminate at the latest on 1 November 2007. Under the program, the Company may purchase up to 18,800,000 Common Shares, representing approximately 5% of the outstanding Common Shares at 27 October 2006. Purchases may be made on the Toronto Stock Exchange and the New York Stock Exchange. The Common Shares purchased under the program will be cancelled.

The Company intends that the program comply with Rule 10b-18 under the US Securities Exchange Act of 1934 and the Normal Course Issuer Bid rules of the Toronto Stock Exchange. A copy of the notice to the public of the plan, announced on 3 October 2006, is available at www.sedar.com or may be obtained by contacting the Corporate Secretary’s Office.

The following table provides information on purchases of equity securities.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
2006 Period	Shares Purchased	per Share	Announced Program	the Program

1 Oct. – 31 Oct.	0	—	0	18,800,000
1 Nov. – 30 Nov.	9,781,200	47.42	9,781,200	9,018,800
1 Dec. – 31 Dec.	50,000	47.92	50,000	8,968,800

Total	9,831,200	47.42	9,831,200	—

Sales of Unregistered Securities

In 2006, the Company issued 12,852 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options. These Common Shares were not registered under the US Securities Act of 1933, as amended in reliance on Regulation S. The dates of sale and amounts of Common Shares in the fourth quarter of 2006 are set forth below:

Number
Dates	of Shares

23 October 2006	2,596
8 November 2006	682
9 November 2006	723
20 November 2006	1,638
1 December 2006	405
12 December 2006	4,828
18 December 2006	1,980

The Pechiney options are described at page 30 of the Proxy Circular.

ITEM 6  SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA
(In millions of dollars, except for per share amounts)

	Years Ended December 31
	2006	2005	2004	2003	2002

US GAAP
Sales and operating revenues	23,641	20,320	24,948	13,850	12,483

Income (Loss) from continuing operations	1,786	155	243	262	421
Income (Loss) from discontinued operations	4	(26)	15	(159)	(21)
Cumulative effect of accounting changes	(4)	—	—	(39)	(748)

Net income (Loss)	1,786	129	258	64	(348)

Earnings (Loss) per share:
Basic:
Income (Loss) from continuing operations	4.75	0.40	0.64	0.79	1.29
Income (Loss) from discontinued operations	0.01	(0.07)	0.05	(0.49)	(0.07)
Cumulative effect of accounting changes	(0.01)	—	—	(0.12)	(2.32)

Net income (Loss) per share	4.75	0.33	0.69	0.18	(1.10)

Diluted:
Income (Loss) from continuing operations	4.74	0.40	0.64	0.79	1.29
Income (Loss) from discontinued operations	0.01	(0.07)	0.05	(0.49)	(0.07)
Cumulative effect of accounting changes	(0.01)	—	—	(0.12)	(2.32)

Net income (Loss) per share	4.74	0.33	0.69	0.18	(1.10)

Cash dividends per share	0.70	0.60	0.60	0.60	0.60

Total assets	28,939	26,638	33,341	31,948	17,761

Long-term debt (including current portion)	5,512	6,067	6,914	7,778	3,369

On 1 January 2004, the Company adopted US GAAP as its primary reporting standard for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with US GAAP.

On 6 January 2005, the Company completed the Novelis Spin-off. Unaudited pro-forma condensed consolidated financial information giving effect to the Novelis Spin-off as at 1 January 2004 for the statement of income and as at 31 December 2004 for the balance sheet is presented in note 6 — Spin-off of Rolled Products Businesses of the Financial Statements included under Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

The accounting policies adopted by the Company during the years 2004 to 2006 are described in note 3 — Accounting Changes of the Financial Statements.

In 2004, the Company retroactively adopted the fair value recognition provisions of Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation. Beginning 1 January 1999, all periods have been restated to reflect compensation cost as if the fair value method had been applied for awards issued after 1 January 1995.

In 2003, the Company retroactively adopted SFAS No. 143, Asset Retirement Obligations. An after-tax charge of $39 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating primarily to costs for spent potlining disposal for pots currently in operation. See note 22 of the Financial Statements, prepared in accordance with US GAAP.

In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. An after-tax charge of $748 million for the cumulative effect of accounting change was recorded as a result of the new standard, relating to impairment of goodwill.

The data presented above should also be read in conjunction with Management’s Discussion and Analysis, included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Please also refer to the Financial Statements and the Notes to the Financial Statements, included under Item 8 “Financial Statements and Supplementary Data” in this Form 10-K.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management’s Discussion and Analysis (MD&A) provides management’s perspective on the Company’s operations, core businesses, performance and financial condition. The MD&A includes Alcan’s operating and financial results for 2006, 2005 and 2004 and should be read in conjunction with the Financial Statements for the year ended 31 December 2006, which are prepared in accordance with US GAAP. Unless otherwise indicated, all amounts are in US dollars. Certain prior year data has been reclassified to conform with the current year’s presentation.

In addition to the information contained in this MD&A, a brief description of the business can be found on page 6 as well as detailed descriptions of the Business Groups on pages 9 to 26 of this Form 10-K.

The aluminum market overview contained in this MD&A is based on research that includes information from sources believed to be reliable, but Alcan does not make any representation that it is accurate in every detail. The aluminum market overview represents the Company’s views as at 28 February 2007.

Accounting Estimates and Assumptions

The Company believes that our estimates for determining the valuation of our assets and liabilities are appropriate. However, given the uncertainties involved, it is possible that they will be significantly revised in the future, which could have material adverse effects on the Company’s reported earnings and financial condition. The Company’s significant accounting policies are presented in note 2 — Summary of Significant Accounting Policies to the Financial Statements. The critical accounting policies and estimates described on page 74 are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. They have been reviewed and approved by the Audit Committee, in consultation with management, as part of their review and approval of our significant accounting policies and estimates.

OVERVIEW

For Alcan, 2006 represented a landmark year in many respects. Driven by increased strength in aluminum fundamentals and a sharpened focus following several years of major portfolio transformation, the Company achieved record financial results and made significant advances in key strategic growth initiatives. All-time records were set as net income reached $1,786 million ($4.75 per Common Share), while cash from operating activities topped the $3-billion mark. The Company’s long-term corporate financial targets, based on currency and metal forward rates as at September 2005, were all exceeded, in many cases by a healthy margin. In addition, the Company raised its quarterly dividend by a third and initiated a share repurchase program for up to 5% of its outstanding Common Shares.

Strategically, Alcan took several key steps toward securing a balanced alumina position and leveraging its technology and wholly-owned power advantages to ensure sustainable, low-cost growth in aluminum production. The 1.8-million tonne per year (Mt/y) expansion of the Gove alumina refinery in Australia continued at a strong pace, albeit in the face of substantial cost pressures due mainly to the overheated Australian construction sector. Meanwhile, as construction on the Company’s smelting Joint Venture in Oman continued on schedule and on budget, announcements were made throughout the second half of the year concerning key smelting projects in British Columbia, South Africa and Quebec, which together with the Oman project represent a potential total capacity increase of close to 1 Mt/y, or around 30% of the Company’s current capacity. In addition, the Quebec project incorporates the world’s first industrial scale pilot smelter based on Alcan’s proprietary AP50 technology, which is expected to generate incremental cost savings and superior environmental performance over the existing industry leading AP35 configuration.

At the macro-economic level, the first half of 2006 reflected very strong growth in most of the world’s economies, including the four largest: the US, Japan, Germany and China. However, declining auto sales and production and a sharp downturn in the housing market combined to restrain the US economy as the year progressed. By the fourth quarter of 2006, softening conditions had become evident around the world, partly caused by reduced exports to the US. Even in China, industrial production growth slipped from over 17% in the first half of 2006 to under 15% in the fourth quarter of 2006, reflecting monetary restraints.

Boosted by the strong economic growth through much of 2006, global primary aluminum demand grew by almost 7%. World primary production grew at just over 6% due both to a limited number of expansions and to closures caused by high power prices in late 2005 and extremely high spot alumina prices in the first half of 2006. As a result, the market went from being balanced in 2005 to a 162-thousand tonne per year (kt/y) estimated deficit in 2006. In terms of weeks of Western World* shipments, unwrought inventories fell from an already low 5.8 weeks at the beginning of 2006 to a record low of 4.7 weeks late in the year. This, coupled with even greater price increases for other base metals, caused aluminum prices to soar. The benchmark 3-month price on the London Metal Exchange (LME) reached an all-time high of $3,310 per tonne in May 2006 and averaged a record $2,594 for the calendar year in nominal terms.

MARKET REVIEW

World Primary Aluminum Balance

Supply and Demand

World primary aluminum demand grew by about 6.9% in 2006 to 34.1 Mt/y; a much stronger pace than the 4.6% growth experienced in 2005. The highest growth rate of about 20% came from China, the largest consumer and producer of aluminum. Growth in Western World primary aluminum demand was under 1.5%.

* Defined as the world excluding the Commonwealth of Independent States (CIS), Eastern Europe and China.

World primary aluminum production growth eased slightly to 6.4% in 2006, reaching about 33.9 Mt/y. In the Western World, production grew only 1.7% as modest expansions in Brazil, Dubai, Iceland and India were partially offset by closures in Europe and the US in late 2005 and early 2006. In sharp contrast, Chinese production grew by over 20% to about 9.3 Mt/y. Plummeting spot alumina prices in the second half of 2006 led to major restarts of idled capacity and, by year-end, China was producing at a rate of over 10.5 Mt/y or about 30% of global output. Production in the CIS during 2006 was up about 2.5% over the prior year.

World Primary Aluminum Supply and Demand

Balance and Prices

After the balanced market in 2005, primary aluminum demand grew slightly faster than supply during 2006. As a result, unwrought inventories on the LME, New York Mercantile Commodities Exchange (COMEX) and held by aluminum producers declined by 162 kt/y during 2006 to reach 2.34 Mt/y or about five weeks of Western World supply. Including producer wrought stocks, total inventories fell 232 kt/y to 3.66 Mt/y. This along with higher production costs led to a record high nominal average price for the benchmark LME 3-months aluminum contract of $2,594 per tonne, up 37% from 2005. The benchmark LME contract also hit a record intra-day high of $3,310 on 11 May 2006. Prices of some other base metals rose even more, with zinc up 133%, copper 91% and nickel 59% in 2006.

Total Aluminum Inventories and Ingot Prices

* International Aluminium Institute

Outlook

After a year in which growth in consumption exceeded that for production, the situation is expected to reverse in 2007. Low prices for alumina, improved power availability in many parts of the world, and continuing high aluminum prices are encouraging smelter expansions and restarts. New smelter capacity in China, Russia, Iceland,

Dubai, and South America, along with restarts in the US and Western Europe are expected to boost primary production by almost 8%. Balancing this against an expected primary consumption growth rate only slightly less than the 2006 figure of 6.9%, mainly due to a slower US economy, should give rise to a primary surplus of approximately 200 kt, although inventories, especially in terms of weeks of shipments, will remain relatively low.

Total Aluminum Consumption

Total global aluminum consumption (including semi-fabricated aluminum, castings, forgings and the like) grew by an estimated 6.4% in 2006 to 45.5 Mt/y. Of this, about 34 Mt/y was sourced from primary aluminum with the other 11.5 Mt/y coming from secondary/recycled metal.

Total aluminum consumption growth continued to be strongest in China and the CIS at around 17% to 18% in 2006. China is the largest consumer at roughly 11.2 Mt/y or 25% of the world. For the Western World, consumption growth increased to 2.8% (from 2% in 2005) led by Asia and Latin America at over 5%. Total consumption increased by 3.2% in Western Europe, while North American consumption remained flat compared to 2005 due to declines in housing starts and automobile production, and has still not returned to the levels of 1999-2000.

Aluminum consumption was up in every end-use market. At between 6.3% and 9.4% year-over-year growth, the strongest sectors were packaging (mainly foil), machinery and equipment, transportation (heavy trucks, aerospace, buses, trains and ships) and electrical. In the two largest markets, building and construction, and automobiles, growth in 2006 was 5.5% to 6.0%, held back by the weak US market. Consumer durables were up about 4% and beverage cans 2%. The latter is a mature market with gains from substitution for tin-plated steel but losses to polyethylene terephalate (PET) bottles.

Total Global Consumption by End-Use Market

	2006	2005	2004

Containers and Packaging	15%	16%	16%
Building and Construction	20%	20%	18%
Electrical	10%	10%	8%
Transportation	27%	27%	31%
Consumer Durables	7%	7%	6%
Machinery and Equipment	8%	8%	8%
Other	13%	12%	13%

Total	100%	100%	100%

Total Global Consumption by Geographic Market

	2006	2005	2004

North America	23%	24%	25%
Western Europe	21%	22%	22%
Asia (excl. China)	20%	21%	21%
Latin America	5%	5%	5%
Africa and Oceania	2%	2%	2%

Western World	71%	74%	75%

China	25%	22%	21%
Eastern Europe	2%	2%	2%
CIS	2%	2%	2%

Total	100%	100%	100%

Alcan’s Revenues by Geographic Market*

	2006	2005	2004

North America	37%	36%	35%
Europe	45%	47%	45%
Asia/Pacific/Africa	17%	16%	16%
South America	1%	1%	4%

Total	100%	100%	100%

* Point of destination

RESULTS OF OPERATIONS

Presentation of Financial Information

Novelis Spin-Off

Information for the year 2004 presented in this MD&A includes the results of operations for businesses transferred to Novelis on 6 January 2005.

Earnings Summary

Income from Continuing Operations

*	Other Specified Items (OSIs) include, for example: restructuring and synergy charges; asset impairment charges; gains and losses on non-routine sales of assets, businesses or investments; unusual gains and losses from legal claims and environmental matters; gains and losses on the redemption of debt; income tax reassessments related to prior years and the effects of changes in income tax rates; and other items that, in Alcan’s view, do not typify normal operating activities.

Net Income

	For the Year Ended
	2006	2005	2004
	(In millions of US$)

Included in income from continuing operations are:
Foreign currency balance sheet translation	(12)	(86)	(153)
Other Specified Items:
Synergy costs	—	(57)	(44)
Restructuring charges	(115)	(162)	(41)
Asset impairments	(51)	(314)	(66)
Goodwill impairment	—	(122)	(154)
Gains (losses) from non-routine sales of assets, businesses and investments, net	(23)	36	54
Tax adjustments	79	(37)	13
Novelis costs	—	(21)	(31)
Legal and environmental provisions	—	—	(7)
Pechiney financing-related losses	—	—	(2)
Purchase accounting and related adjustments	—	—	(122)
Other	12	7	(4)

Total Other Specified Items	(98)	(670)	(404)

Income from continuing operations	1,786	155	243
Income (Loss) from discontinued operations	4	(26)	15
Cumulative effect of accounting change	(4)	—	—

Net Income	1,786	129	258

2006 vs. 2005

In 2006, income from continuing operations was $1,786 million, an increase of $1,631 million compared to 2005. The significant increase in income reflected improved results across most business segments, most notably Primary Metal due to higher aluminum prices (LME aluminum prices were up on average 37% compared to 2005 reflecting extremely strong industry fundamentals), as well as reduced charges for OSIs of $572 million and foreign currency balance sheet translation of $74 million, offset in part by increased costs for key inputs across all businesses and the negative effects of the weaker US dollar on operating costs. In 2006, the Company benefited not just from higher aluminum prices, but also from improved sales mix and pricing as well as increased volumes in the downstream businesses. As in 2005, cost pressures were most significant in the Packaging business where prices for raw materials, most notably aluminum, experienced a sharp increase. This effect continued to be mitigated by increases in selling prices and operational improvements in the Packaging business.

Included in income from continuing operations for 2006 were foreign currency balance sheet translation losses of $12 million, a decrease of $74 million compared to 2005. Foreign currency balance sheet translation effects arise from translating monetary items (principally deferred income taxes and long-term liabilities) denominated in Canadian and Australian dollars into US dollars for reporting purposes. Although balance sheet translation effects are primarily non-cash in nature, they can have a significant impact on the Company’s net income. At 31 December 2006, the closing value of the US dollar against the Canadian dollar was approximately the same compared to the value at 31 December 2005. At 31 December 2006, the closing value of the US dollar was 8% higher against the Australian dollar than the value at 31 December 2005.

Income from continuing operations for 2006 included a net after-tax charge of $98 million for OSIs, a decrease of $572 million compared to 2005. In 2006, OSIs included after-tax charges of $115 million mainly related to restructuring initiatives across all Business Groups, asset impairment charges of $51 million mainly related to the Affimet aluminum recycling plant in Compiègne (France) and the Gove alumina refinery in Australia, a net loss on business divestments of $23 million principally in relation to the sale of the Packaging bottles business, partially offset by favourable tax adjustments of $79 million, principally related to a deferred tax benefit arising from a reduction in the Canadian federal tax rates enacted in June 2006 and a gain of $41 million arising on the sale of bankruptcy claims against Enron.

After including the results of discontinued operations and the cumulative effect of an accounting change, the Company’s net income was $1,786 million in 2006, an increase of $1,657 million compared to 2005.

2005 vs. 2004

In 2005, income from continuing operations was $155 million, a decrease of $88 million compared to 2004. Lower results for 2005 reflected increased charges for OSIs of $266 million, offset in part by a positive year-over-year change in foreign currency balance sheet translation of $67 million. In 2005, the Company benefited from higher prices, an improved sales mix and increased volumes in the primary aluminum and engineered products businesses, as well as synergy gains associated with the Pechiney acquisition. LME aluminum prices were up on average 10% compared to 2004 reflecting further improvement in industry fundamentals. Offsetting these positive factors were substantially higher costs for key inputs across all businesses, the negative effects of the weaker US dollar on operating costs and the loss of contribution from the rolled products businesses spun-off into Novelis on 6 January 2005. Cost pressures were especially severe in the Packaging business where prices for raw materials, most notably resins and films, experienced a sharp increase since mid-2004. The Packaging Business Group was largely successful in mitigating the resulting pressure on margins through selling price increases and operational improvements.

Included in income from continuing operations for 2005 were foreign currency balance sheet translation losses of $86 million compared to losses of $153 million in 2004. While lower than in the previous year, the translation losses in 2005 reflected the continued weakening of the US dollar against the Canadian dollar, partially offset by the appreciation of the US dollar against the Australian dollar. At 31 December 2005, the closing value of the US dollar was 3% lower against the Canadian dollar than the value at 31 December 2004. At 31 December 2005, the closing value of the US dollar was 7% higher against the Australian dollar than the value at 31 December 2004.

Income from continuing operations for 2005 included a net after-tax charge of $670 million for OSIs compared to a charge of $404 million in 2004. In 2005, OSIs included restructuring and asset impairment charges of $162 million and $314 million respectively, mainly for the restructuring of certain Packaging businesses, notably Global Beauty Packaging and Food Packaging Europe, the closures of the Steg and Lannemezan smelters in Europe and the rationalization of certain Engineered Products operations, including the Vernon (California, US) cast plate facility. Also included in OSIs was a goodwill impairment charge of $122 million. As required under US GAAP, the Company annually tests for goodwill impairment. Due to an increasingly competitive environment for Global Beauty Packaging, the Company concluded that part of the goodwill associated with this business should be written down. OSIs also reflected costs of $57 million incurred in connection with the capture of Pechiney acquisition synergies.

The most significant OSIs in 2004 included: a goodwill impairment charge of $154 million mainly related to European fabricating assets in the Engineered Products group, acquired as part of Pechiney; purchase accounting and other adjustments related to Pechiney of $122 million, primarily on inventory; asset impairment charges of $66 million related to two rolling mills in Italy; restructuring charges of $41 million mainly related to the closures of two rolled products facilities in the UK and Belgium; synergy costs of $44 million related to the Pechiney and FlexPac acquisitions; gains of $54 million on the sale of assets and investments principally related to the dilution in the Company’s interest in an anode-producing operation in the Netherlands; and expenses of $31 million related to the Novelis Spin-off.

After including the results of discontinued operations and the cumulative effect of an accounting change, the Company’s net income was $129 million in 2005, a decrease of $129 million compared to 2004.

Sales and Operating Revenues

Revenues and Aluminum Volumes

*	Includes ingot shipments (primary, secondary and scrap) and, in respect of 2004, rolled products shipments.

Sales Price Realizations

2006 vs. 2005

Sales and operating revenues were $23.6 billion in 2006, an increase of $3.3 billion, or 16%, compared to 2005. The increase principally reflected higher aluminum prices, improved sales mix and pricing as well as higher downstream volumes. LME aluminum prices were up on average 37% compared to 2005 reflecting extremely strong industry fundamentals. Improved sales mix and pricing were mainly attributable to price increases in the downstream businesses to recover raw material price escalation, most notably in respect of aluminum. Increased volumes across most Engineered Products businesses and the Food Americas and Tobacco Packaging businesses also contributed to higher revenues.

2005 vs. 2004

Sales and operating revenues were $20.3 billion in 2005, a decrease of $4.6 billion, or 19%, compared to 2004. The decrease reflected the impact of the Novelis Spin-off. Sales and operating revenues increased by 4% in 2005 compared to 2004 based on Alcan’s pro forma 2004 sales of $19.6 billion as shown in note 6 — Spin-Off of Rolled Products Businesses to the Financial Statements. After giving effect to the Novelis Spin-off, the increase was mainly due to higher LME aluminum prices, which were up on average 10% compared to 2004, increased ingot shipments and higher prices and volumes in downstream businesses.

Revenues by Market

	2006	2005	2004

Packaging	27%	30%	37%
Aluminum Ingot	33%	30%	17%
Beverage Cans	3%	3%	10%
Building and Construction	3%	3%	6%
Electrical	3%	3%	3%
Transportation	7%	8%	8%
Other	24%	23%	19%

Total	100%	100%	100%

Costs and Expenses

Over the last three years, Alcan’s costs have increased due to escalating prices for energy, freight and key raw materials such as coke, pitch, plastics and resins as well as from the impact of the weaker US dollar. Alcan has been able to partially offset the cost penalty through higher selling prices for end products, productivity improvements and more efficient use of raw materials. While the depreciation of the US dollar was not as pronounced in 2006 compared to prior years, it nonetheless had an unfavourable impact on costs incurred in other currencies, which are translated into US dollars for reporting purposes. The economic impact of the depreciation in the US dollar over the last three years has been marked in countries such as Canada and Australia, where the Company’s bauxite, alumina and aluminum smelting operations have a local currency cost base but US dollar revenues. This has resulted in escalating costs in US dollar terms without any offsetting increase in revenues in US dollar terms, inflating overall costs as a percentage of sales.

Continuous Improvement (CI) remains a core component of Alcan’s Integrated Management System (AIMS). It equips Alcan entities with the tools necessary to consistently maximize improvement opportunities and thereby enhance the Company’s competitive position. Alcan estimates that improvement initiatives have contributed over $250 million to Business Group Profit (BGP) since the introduction of CI in 2003. Refer to the Operating Segment Review on page 59 for a definition of BGP. Alcan now has about 3,000 trained CI experts, known as Black Belts and Green Belts, throughout the Company.

Costs and Expenses

	For the Year Ended
		% of		% of		% of
	2006	Sales	2005	Sales	2004	Sales
	(In millions of US$, except where indicated)

Cost of sales and operating expenses	17,990	76.1	16,135	79.4	20,270	81.2
Depreciation and amortization	1,043	4.4	1,080	5.3	1,337	5.4
Selling, administrative and general expenses	1,475	6.2	1,402	6.9	1,615	6.5
Research and development expenses	220	0.9	227	1.1	239	1.0
Interest	284	1.2	350	1.7	346	1.4
Restructuring charges — net	179	0.8	685	3.4	87	0.3
Other expenses (income) — net	77	0.3	(4)	—	321	1.3

Total Aluminum Volume and Purchases

*	Includes ingot shipments (primary, secondary and scrap) and, in respect of 2004, rolled products shipments.

2006 vs. 2005

In 2006, cost of sales and operating expenses were 76.1% of sales and operating revenues compared to 79.4% in 2005. The improvement mainly reflected higher realized prices for aluminum and products sold through downstream businesses together with increased volumes in the downstream businesses, which more than offset increased energy and raw material costs and the negative impact of the weaker US dollar. Both the Packaging and Engineered Products businesses were successful in increasing selling prices to offset most of the increase in aluminum input prices.

Depreciation and amortization expense was $1,043 million in 2006, a decrease of $37 million compared to 2005. The slight decrease primarily reflecting the reduced asset base in the Packaging business due to business disposals and asset impairments related to the restructuring program announced in 2005.

In 2006, selling, administration & general expenses (SA&G) were $1,475 million, $73 million higher than in 2005. The increase in 2006 was mainly attributable to higher share-based compensation and a weaker US dollar, partially offset by the impact of Novelis Spin-off costs included in the prior-year expenses. SA&G as a percentage of sales and operating revenues was 6.2% in 2006 compared to 6.9% in 2005. The Company believes that it can reduce expenses as a percentage of sales to approximately 6% by the end of 2007 and that SA&G will be around $1,400 million in 2007.

Alcan’s research and development (R&D) activities continue to be closely aligned with the needs of its core businesses. The Company is focused on improving process technology as illustrated by the announcement in December 2006 of a refocusing of the Primary Metal Business Group’s R&D efforts around key centres in France and Quebec. In addition, downstream businesses are focused on developing new product applications for a diverse range of markets and customers. R&D spending at central research laboratories, technology centres and technical departments was $220 million in 2006, comparable with prior-year spending of $227 million.

2005 vs. 2004

In 2005, cost of sales and operating expenses were 79.4% of sales and operating revenues compared to 81.2% in 2004. The improvement mainly reflected higher prices for aluminum ingot and fabricated products, increased volumes, an improved product mix and Pechiney synergy benefits, which together more than offset increased energy and raw material costs and the negative impact of the weaker US dollar. During the year, the Packaging group was largely successful in passing on the higher cost of resins and films through increases in selling prices.

Depreciation and amortization expense was $1,080 million in 2005, a decrease of $257 million compared to 2004. The decrease was mainly attributable to the Novelis Spin-off.

Following the acquisition of Pechiney at the end of 2003, SA&G expenses increased as a percentage of sales and operating revenues. The percentage for 2005 was 6.9% compared to 6.5% in 2004. The increase in large part reflects the changing composition of Alcan’s structure and in particular the greater relative weight of the downstream businesses. In 2005, SA&G expenses were $1,402 million, $213 million lower than in 2004. The decrease in 2005 compared to 2004 was mainly attributable to the Novelis Spin-off.

R&D spending at central research laboratories, technology centres and technical departments was $227 million in 2005, 5% lower than in the previous year. The decrease mainly reflected the impact of the Novelis Spin-off.

Interest

Interest

2006 vs. 2005

Interest expense was $284 million in 2006, compared to $350 million in 2005. The decrease is largely attributable to a lower level of debt outstanding throughout the year as well as a larger amount of capitalized interest, which more than offset the impact of a higher cost of debt.

Alcan’s effective average interest rate on debt was 5.8% in 2006 compared to 5.6% in 2005. The increase in the rate in 2006 compared to 2005 mainly reflected higher short-term borrowing rates on commercial paper. The effective average interest rate is derived by dividing the total interest cost (interest expense and capitalized interest) on debt for the year (refer to the Liquidity and Capital Resources section for a calculation of debt) by the average quarter-end debt for the year, including the prior year-end debt balance. To calculate the effective rate for 2005, the prior year-end debt balance as at 31 December 2004 was adjusted on a pro-forma basis for the debt settlement related to the Novelis Spin-off.

2005 vs. 2004

Interest expense was $350 million in 2005, compared to $346 million in 2004. While total debt decreased by about $2.5 billion following the Novelis Spin-off, higher interest rates and a shift in the mix of borrowings toward longer-term debt led to slightly higher interest expense.

Alcan’s effective average interest rate on debt was 5.6% in 2005 compared to 3.7% in 2004. The higher rate in 2005 compared to 2004 reflected higher interest rates on floating and short-term debt and a shift in the maturity profile to longer-term debt as the Company issued $800 million of notes in May 2005 in replacement of commercial paper.

Restructuring Charges — Net

2006

In 2006, the Company recorded restructuring charges of $179 million. The most significant items included charges of $46 million in connection with the restructuring plan announced in the Packaging business in 2005; charges of $38 million related to the proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France); charges of $23 million in relation to the Midsomer Norton Packaging plant closure in the UK; charges of $13 million related to the closure of the Engineered Products’ Workington plant in the UK; charges of $12 million related to the closure of the aluminum smelter in Lannemezan (France); and charges of $12 million related to the reorganization of the Company’s global specialty aluminas business, including the closure of the specialty-calcined alumina plant in Jonquière (Quebec, Canada).

2005

In 2005, the Company recorded restructuring charges of $685 million. The most significant items included charges of $485 million in connection with plans to restructure certain Packaging businesses, notably Global Beauty Packaging and Food Packaging Europe, reflecting the continuing drive to reshape the Packaging portfolio, counter increasing competitive pressures in Western countries and improve margins; and charges of $115 million related to the closure of its aluminum smelters in Lannemezan (France) and Steg (Switzerland) due to escalating energy costs.

2004

In 2004, the Company recorded restructuring charges of $87 million. The most significant items included charges of $39 million related to exit costs incurred in connection with certain non-strategic packaging facilities located in the US and France; charges of $19 million related to the consolidation of UK aluminum sheet rolling activities in Rogerstone (UK); charges of $14 million related to the permanent shutdown of Söderberg capacity at a primary aluminum facility in Saguenay (Quebec, Canada); and charges of $7 million related to the closure of two corporate offices in the UK and Germany.

Other Expenses (Income) — Net

2006

In 2006, the Company recorded other expenses (net of other income) of $77 million. The most significant items included: asset impairment charges not related to restructuring plans of $40 million related principally to the Gove alumina refinery in Australia and certain Primary Metal and Engineered Products assets in Canada; foreign exchange losses of $31 million; losses of $27 million related to the marking-to-market of derivatives; $13 million of costs related to the sale of receivables program; and environmental provisions of $34 million principally for asset retirement obligation adjustments related to closed sites, partly offset by recoveries of $62 million for the sale of claims related to the Enron bankruptcy and interest revenue of $40 million.

2005

In 2005, the Company recorded other income (net of other expenses) of $4 million. The most significant items included: interest revenue of $73 million of which $33 million related to income tax refunds; gains of $32 million resulting from disposal of businesses and investments; asset impairment charges not related to restructuring plans of $28 million related principally to certain Bauxite and Alumina project costs in Australia and certain Engineered Products assets primarily in Germany and Brazil; losses of $115 million related to the marking-to-market of derivatives; and foreign exchange gains of $56 million.

2004

In 2004, the Company recorded other expenses (net of other income) of $321 million. The most significant items included: asset impairment charges not related to restructuring plans of $70 million principally related to certain rolling assets in Italy; severance and other exit costs of $34 million that were not part of major restructuring plans; losses of $36 million related to the marking-to-market of derivatives, foreign exchange losses of $61 million; Pechiney integration costs of $38 million; and gains of $35 million resulting from disposal of businesses and investments mainly related to a dilution in the Company’s interest in an anode-producing operation in the Netherlands.

Income Taxes

2006

Income tax expense of $665 million for 2006 represented an effective tax rate of 28%. This compares to a composite of the applicable statutory corporate income tax rate in Canada of 33%. In 2006, the difference between the effective and composite tax rates was due principally to a reduction in the Canadian Federal tax rates, as well as investment and other allowances arising mainly from tax credits on R&D expenditures.

A full reconciliation between the Canadian composite statutory tax rate and the effective tax rate is presented in note 9 — Income Taxes to the Financial Statements.

2005

Income tax expense of $257 million for 2005 represented an effective tax rate of 80%. This compares to a composite of the applicable statutory corporate income tax rate in Canada of 32%. In 2005, the difference between the effective and composite tax rates was principally due to goodwill and other impairment charges for which tax benefits could not be recorded, non-deductible foreign currency balance sheet translation losses, as well as a $42 million increase in deferred tax liabilities due to an increase in the Quebec corporate tax rate.

2004

Income tax expense of $375 million for 2004 represented an effective tax rate of 65%. This compares to a composite of the applicable statutory corporate income tax rate in Canada of 32%. In 2004, the difference in the rates was mainly due to goodwill and other impairment charges for which tax benefits could not be recorded and non-deductible foreign currency balance sheet translation losses.

Goodwill

2006 vs. 2005

At the end of 2006, Alcan had $4,599 million of goodwill on its balance sheet, compared to $4,713 million at the end of 2005. The decrease in goodwill in 2006 mainly reflected adjustments associated with a decrease in the valuation allowance related to future income tax assets acquired in the Pechiney acquisition as well as a reduction due to the disposition of various businesses throughout the year, partially offset by foreign exchange adjustments.

2005 vs. 2004

At the end of 2005, Alcan had $4,713 million of goodwill on its balance sheet, compared to $5,496 million at the end of 2004. The decrease in goodwill in 2005 reflected amounts transferred to Novelis, foreign currency translation effects and an impairment charge. As required under US GAAP, goodwill is tested for impairment on at least an annual basis. Following testing in the fourth quarter of 2005, the Company concluded that an impairment charge of $122 million should be taken in order to reflect the increasingly competitive environment in the Global Beauty Packaging business, resulting from weaker local market conditions, increased foreign competition, rising input costs and adverse foreign currency effects. In 2004, the Company’s review of goodwill resulted in an impairment charge of $154 million mainly related to European fabricating assets acquired as part of Pechiney. At the time of acquisition, Pechiney’s value was based on prevailing exchange rates and metal prices combined with Pechiney’s internal planning assumptions. In 2004, the strong appreciation of the euro and aluminum prices, together with a reassessment of plan assumptions, adversely affected the value of several fabricating facilities in the Engineered Products Business Group, mainly in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash Flow from Operating Activities and Free Cash Flow from Continuing Operations

Free Cash Flow from Continuing Operations — Reconciliation with Cash Flow from Operating Activities*

	For the Year Ended
	2006	2005	2004
	(In millions of US$)
Cash flow from operating activities in continuing operations	3,040	1,535	1,739
Dividends
Alcan shareholders (including preference)	(267)	(224)	(223)
Minority interests	(2)	(2)	(13)
Capital expenditures in continuing operations	(2,081)	(1,742)	(1,269)

Free Cash Flow from Continuing Operations	690	(433)	234

* Certain prior period amounts have been reclassified to conform with the current period presentation.

2006 vs. 2005

Up to the beginning of 2006, the Company had demonstrated several consecutive years of strong financial discipline and improving working capital management, giving rise to strong cash flows from operating activities in continuing operations. During 2006, sharply higher earnings driven primarily by increased strength in aluminum fundamentals combined with the Company’s continued financial discipline to produce a record cash flow from operating activities in continuing operations of $3,040 million. Aluminum prices on the benchmark LME averaged 37% higher than in the prior year. Operating working capital increased by $568 million in 2006 mainly reflecting increases in receivables and inventories of $443 million and $263 million, respectively, partially offset by an increase in payables of $138 million. The higher level of receivables and inventories at the end of 2006 mainly reflected the impact of rising metal prices.

Free cash flow from continuing operations consists of cash from operating activities in continuing operations less capital expenditures and dividends. Management considers this relevant information for investors as it provides a measure of the cash generated internally that is available for investment opportunities and debt service. US GAAP does not prescribe a methodology for computing free cash flow from continuing operations and, accordingly, information may not be comparable to similar measures published by other companies. The most directly comparable financial measure calculated and presented in accordance with US GAAP is cash flow from operating activities in continuing operations, as shown above.

Free cash flow from continuing operations was $690 million in 2006 compared to negative $433 million in 2005. The significant improvement in 2006 was due to much higher earnings driven by increased aluminum prices as outlined above. In August 2006, the Company announced its decision to increase the quarterly dividend from $0.15 to $0.20, an increase of 33%. Capital expenditures are further discussed under “Investment Activities”.

2005 vs. 2004

In 2005, cash flow from operating activities in continuing operations was $1,535 million, down $204 million from 2004 but a strong performance given 2004 cash flows included contributions of approximately $224 million from the Company’s former rolled products businesses spun off as Novelis on 6 January 2005. In 2005, cash flow benefited from higher prices and volumes for aluminum ingot and fabricated products. Operating working capital increased by $388 million in 2005 mainly reflecting an increase in receivables of $331 million. The higher level of receivables at the end of 2005 mainly reflected the impact of rising metal prices, which were up on average 10% from the prior year.

In 2004, cash flow from operating activities in continuing operations was $1,739 million. Operating working capital increased by $199 million in 2004 mainly reflecting an increase in receivables of $437 million, partially offset by an increase in payables of $214 million. The higher level of receivables and operating working capital at the end of 2004 mainly reflected the impact of rising metal prices, which were up on average 21% from the prior year.

Free cash flow from continuing operations was negative $433 million in 2005 compared to positive $234 million in 2004. The deterioration in 2005 compared to 2004 was principally due to increased spending on the Gove expansion in Australia and the impact of the Novelis Spin-off. Capital expenditures are further discussed under “Investment Activities”.

Financing Activities

Total Borrowings and Equity

*	Includes borrowings of operations held for sale

**	Includes minority interests and preference shares

***	Definition on page 55

2006 vs. 2005

Cash used for financing activities in continuing operations was $1,111 million in 2006, mainly reflecting debt repayments and the repurchase of Common Shares. The Company’s strong cash flows enabled the repayment of approximately half a billion dollars of debt. In October 2006, Alcan announced a share repurchase program of up to 5% of the Company’s 376,000,000 total Common Shares outstanding, reflecting the Company’s positive cash-flow outlook, disciplined approach to capital allocation and commitment to shareholder value. As at 31 December 2006 the Company had repurchased a total of 9,831,200 Common Shares for a total cost of $466 million, representing some 52% of the total number of Common Shares approved for repurchase.

Effective 16 June 2006 the Company replaced its $3-billion, multi-currency, five-year, committed global credit facility, in place since April 2004, with a new two-tranche multi-currency, committed global credit facility with a syndicate of international banks. This new facility is comprised of a $2-billion, five-year tranche, and a $1-billion, 364-day tranche that may be extended by two years at the Company’s option. This facility is available for general corporate purposes and is primarily used to support the commercial paper programs.

On 2 May 2006 the Company repaid its € 600 million 5.5% million Euro note maturing on the same day. The repayment was financed through the issuance of commercial paper.

2005 vs. 2004

Cash used for financing activities in continuing operations was $2,647 million in 2005, mainly reflecting the settlement of short-term borrowings following the Novelis Spin-off offset in part by funding requirements for the Gove expansion. Cash used for financing activities in continuing operations was $538 million in 2004, which mainly reflected the repayment of some short-term borrowings.

In addition to its existing $3-billion commercial paper program in Canada, the Company reinstated in 2005 two new commercial paper programs, one in France of € 1 billion and another in the US of $2 billion. The Company guarantees the commercial paper issued under the two new programs. Starting April 2005, Alcan Pechiney Finance SA replaced Pechiney as the commercial paper issuer in Europe. In October 2005, a new commercial paper program in the US was also initiated with Alcan Corporation as the issuer; it replaced the program of Alcan Aluminum Corporation, which was cancelled in early 2005 following the Novelis Spin-off. At any point in time, the total combined issuance limit for all three programs cannot exceed $3 billion.

In May 2005, the Company issued $500 million of 5.0% global notes, due in 2015, and $300 million of 5.75% global notes, due in 2035. The net proceeds of these offerings were used to repay outstanding commercial paper debt.

In April 2004, the Company obtained a $3-billion, multi-currency, five-year, committed global credit facility with a syndicate of international banks. The facility was replaced in June 2006. In July 2004, the Company entered into a $500-million, 18-month term loan with a group of international banks. Proceeds from the loan were used to refinance $500-million of callable two-year floating rate notes, issued in December 2003 by a then wholly-owned subsidiary, Alcan Aluminum Corporation. In December 2004, the Company entered into an additional $500-million, short-term loan with a group of international banks that was used to refinance one-year floating rate notes that were also issued by Alcan Aluminum Corporation in 2003. Both term loans were repaid in 2005.

Liquidity

As at 28 February 2007, Alcan has $0.8 billion of commercial paper outstanding. Based on the Company’s forecasts, the Company believes that cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events. Alcan’s long-term debt rating remains unchanged at BBB+ / Baa1 with short-term debt rated A2 / P2 by S&P’s and Moody’s respectively. Credit rating agencies apply their own criteria and may change the ratings at any time.

Debt as a Percentage of Capital

Debt as a percentage of invested capital does not have a uniform definition. Because other issuers may calculate debt as a percentage of invested capital differently, Alcan’s calculation may not be comparable to other companies’ calculations. The reconciliation on page 56 explains the calculation. The figure is calculated by dividing borrowings by total invested capital. Total invested capital is equal to the sum of borrowings and equity, including minority interests. The Company believes that debt as a percentage of invested capital can be a useful measure of its financial leverage as it indicates the extent to which it is financed by debtholders. The measure is widely used by the investment community and credit rating agencies to assess the relative amounts of capital put at risk by debtholders and equity investors.

Debt as a percentage of invested capital was 35% at the end of 2006, down from 40% in 2005 and 46% in 2004. The decrease in debt in 2006 compared to 2005 was due to the repayment of $540 million of debt enabled by record cash flows from operating activities. The drop in the debt balance in 2005 compared to 2004 reflected the impact of the Novelis Spin-off.

In line with its objective to maintain a solid investment grade credit rating, Alcan has a target debt to invested capital ratio of 35%. With record cash flows in 2006, the Company was able to achieve its target ratio as at the end of 2006, despite the impact of the share repurchase program and the adoption of a new accounting standard for pension and other post-retirement benefits.

Debt as a Percentage of Invested Capital

	As at 31 December
	2006	2005	2004
	(In millions of US$)

Debt
Short-term borrowings	467	348	2,486
Debt maturing within one year	36	802	569
Debt not maturing within one year	5,476	5,265	6,345
Debt of operations held for sale	—	—	5

Total debt	5,979	6,415	9,405

Equity
Minority interests	71	67	236
Shareholders’ equity
Redeemable non-retractable preference shares	160	160	160
Common shareholders’ equity	10,934	9,484	10,566

Total equity (including minority interests)	11,165	9,711	10,962

Invested capital	17,144	16,126	20,367

Debt as a Percentage of Invested Capital (%)	35	40	46

Investment Activities

2006 vs. 2005

In 2006, cash used for investment activities in continuing operations was $1,909 million, mainly reflecting capital expenditures of $2,081 million. Capital expenditures increased year over year due mainly to the expansion of the Gove alumina refinery in Australia. Spending on the Gove expansion was $993 million in 2006 compared to $769 million in 2005.

2005 vs. 2004

In 2005, cash flow from investment activities in continuing operations was $947 million. This reflected the receipt of about $2.6 billion in settlement of amounts due from Novelis, partially offset by $1,742 million of capital expenditures. Capital expenditures increased year over year due to the expansion of the Gove alumina refinery in Australia. In 2004, cash used for investment activities in continuing operations was $1,708 million, which included capital expenditures for expansions at the 40%-owned Alouette aluminum smelter in Quebec and the Gove refinery as well as the purchase of the remaining shares of Pechiney.

Capital Expenditures and Depreciation in Continuing Operations

Capital Expenditures

2006 vs. 2005

Capital expenditures for 2006 were $2,081 million, up $339 million from 2005 mainly reflecting an increase in spending on the Gove expansion. In 2006, the Company spent $993 million on the Gove expansion compared to $769 million in 2005. The total cost of the project is expected to be approximately $2.3 billion, exceeding the original budget as a result of Australian construction market conditions, additional tie-in integration requirements and weather-related costs as well as the strengthening Australian dollar since the project investment decision was made in the fall of 2004. Production start-up of the expansion is expected to commence in the second quarter of 2007.

Excluding capital expenditures on the Gove expansion and other major projects, capital spending was in line with the level of depreciation and amortization expense for the last three years, a reflection of the Company’s continuing emphasis on financial discipline. In 2007, Alcan’s capital spending excluding equity-accounted Joint Ventures is expected to be approximately $1.9 billion, including about $400 million of spending to complete the Gove expansion and $100 million for the potential Kitimat smelter modernization in Canada. The Company plans to fund these requirements using internally generated cash flow. Excluding major projects, the remaining capital expenditures are expected to be in line with depreciation.

2005 vs. 2004

Capital expenditures for 2005 were $1,742 million, up $473 million from 2004 mainly reflecting a full year of spending on the Gove alumina refinery expansion. In 2005, the Company spent $769 million on the Gove expansion compared to $100 million in 2004. The Alouette expansion was completed in early 2005 at a total cost to Alcan of approximately $400 million of which about half was spent in 2004.

Acquisitions and Divestments of Businesses and Investments

Alcan continues to take important strategic steps to significantly transform its portfolio towards higher growth and higher value-added businesses. Most notable among these steps was the acquisition of the remaining 70% stake in Carbone Savoie (a leading producer of cathode blocks) and certain related technology and equipment in December 2006, and the Novelis Spin-off in January 2005.

Acquisitions/Investments

Cash used for acquisitions was $201 million in 2006 compared to $112 million in 2005 and $466 million in 2004.

On 6 December 2006 Alcan acquired the remaining 70% stake of Carbone Savoie and certain related technology, and equipment from Graftech International Ltd. for $131 million. Aside from securing Alcan’s supply of such products for current and future operations, the acquisition is a key component of Alcan’s technology platform and will assist in Company efforts to develop potential breakthrough technologies.

During 2006 and 2005, a number of small investments were completed as part of ongoing efforts to optimize the portfolio of businesses in both the Engineered Products and Packaging Business Groups. For further details refer to the Operating Segment Review on pages 59 to 72 and note 19 — Sales and Acquisitions of Businesses and Investments to the Financial Statements.

On 24 November 2006 the Company announced that a long-term energy supply contract had been secured with South African utility ESKOM Holdings Limited, in respect of a proposed 720-kt/y smelter to be constructed at Coega (South Africa) at an estimated cost of $2.7 billion. Should this project proceed, Alcan currently plans to retain between 25% and 40% of the equity. The definitive position of the Company on the size of any retained interest, including something substantially greater, will necessarily depend on its final assessment of the various opportunities offered by the project.

During 2006, the Company, together with Oman Oil Company S.A.O.C. and the Abu Dhabi Water and Electricity Authority, commenced construction of a $1.7-billion primary aluminum smelter in Sohar (Oman). Alcan has a 20% stake in the 350 kt/y smelter, which is expected to begin production in the second quarter of 2008.

In March 2004, the Company finalized a Joint Venture agreement with Qingtongxia Aluminium Group Company Limited and Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement, Alcan has invested $110 million, for a 50% participation in a 150-kt/y modern pre-bake smelter located in the Ningxia autonomous region of China.

Divestments

Proceeds from the disposal of businesses, investments and other assets totalled $307 million in 2006 compared to $266 million in 2005 and $35 million in 2004.

During 2006, a number of divestments were completed as part of ongoing efforts to optimize the portfolio of businesses in both the Engineered Products and Packaging Business Groups. The most significant sales included selected assets of the North American Food Packaging plastic bottle business to Ball Corporation for $182 million, the Wheaton Science Products business in the US for $35 million, and the Cebal Aerosol business for proceeds of $16 million. For further details refer to the Operating Segment Review on page 59 and note 19 — Sales and Acquisitions of Businesses and Investments to the Financial Statements.

Assets and businesses disposed of in 2005 included the Company’s controlling interest in Aluminium de Grèce S.A. and Pechiney Électrométallurgie, a portfolio holding in Impress Metal for $60 million, plate operations in the UK for $51 million and a print finishing business in the UK for $29 million. Proceeds were included in cash flow from investment activities in discontinued operations.

Assets and businesses disposed of in 2004 included the packaging operations of the Boxal Group and Suner Cartons and certain assets of the ores and concentrates trading operations, including the lead and zinc trading business. Proceeds were included in cash flow from investment activities in discontinued operations.

Novelis Spin-Off

On 6 January 2005, Alcan completed the Novelis Spin-off to its shareholders. Novelis consists of substantially all of the aluminum rolled products businesses held by Alcan prior to its acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe.

The agreements giving effect to the Novelis Spin-off provided for the resolution of outstanding matters and various post-transaction adjustments, most of which were carried out by the parties in 2006.

The Spin-off transaction resulted in a net payment to Alcan by Novelis of approximately $2.5 billion shortly following the effective date of the Spin-off to settle the accounts between the two parties. These proceeds were used to reduce two term loans and Alcan’s commercial paper balance. As a result of this payment, together with the impact of the transfer of $300 million of other debt to Novelis and the termination of the receivables securitization program, Alcan’s debt was reduced by $2.5 billion during 2005. For further details, refer to note 6 — Spin-Off of Rolled Products Businesses and note 27 — Commitments and Contingencies to the Financial Statements.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at 31 December 2006. There are no material off-balance sheet arrangements.

Contractual Obligations

	Payments Due by Period
					2012 and
As at 31 December 2006	Total	2007	2008-2009	2010-2011	Thereafter
	(In million of US$)

Long-term debt(1)	5,512	36	537	1,270	3,669
Interest payments(1)	3,768	306	586	522	2,354
Capital lease obligations(2)	29	6	6	2	15
Operating leases(2)	442	74	125	86	157
Purchase obligations(2)	6,252	1,272	1,050	976	2,954
Unfunded pension plans(3)	2,455	64	137	138	2,116
Other post-employment benefits(3)	2,777	65	144	158	2,410
Funded pension plans(3)(4)	(4)	289	590	608	(4)
Guarantees(2)	279	16	191	1	71

Total		2,128	3,366	3,761

(1)	Interest payments are calculated using the interest rate in effect, including the impact of interest rate swap agreements on $600 million of fixed rate long-term debt and the outstanding debt balance as at 31 December 2006. All commercial paper borrowings and interest payments thereon have been included in 2011 when the long-term credit facility matures. Refer to note 22 — Debt Not Maturing Within One Year to the Financial Statements.

(2)	Refer to note 27 — Commitments and Contingencies to the Financial Statements.

(3)	Refer to note 31 — Post-Retirement Benefits to the Financial Statements.

(4)	Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation. Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions. Based on management’s long-term expected return on assets, annual contributions for years after 2011 are projected to be in the same range as in prior years and to grow in relation with payroll.

OPERATING SEGMENT REVIEW

Throughout 2006, the Company had four Business Groups or operating segments: Bauxite and Alumina; Primary Metal; Engineered Products; and Packaging. The Company’s measure of the profitability of its operating segments is referred to as Business Group Profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, pension actuarial gains and losses and other adjustments, as well as certain OSIs including restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges that are not under the control of the Business Groups or are not considered in the measurement of their profitability. These items are generally managed by the Company’s corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. Where necessary, the Business Group’s BGP is restated to reflect the classification of businesses as discontinued operations. A reconciliation of the

Company’s BGP to income from continuing operations is presented in note 33 — Information by Operating Segments to the Financial Statements.

Financial information for individual Business Groups presented in this section includes the results of equity-accounted Joint Ventures and certain other investments on a proportionately consolidated basis, which reflects the way the Business Groups are managed. However, as required under US GAAP, the BGP of these Joint Ventures and investments is removed under the caption “Adjustments for equity-accounted Joint Ventures and certain investments” and their net after-tax results are reported as equity income in the consolidated statement of income.

The change in the fair value of derivatives has been removed from individual Business Group results and is shown on a separate line in reconciling to income from continuing operations. The Company believes this presentation provides a more accurate portrayal of underlying Business Group results and is in line with its portfolio approach to risk management.

Following the Novelis Spin-off in January 2005, Alcan continues to operate five rolling mills in four countries. The rolled products facilities retained by Alcan are Neuf-Brisach and Issoire, both in France, Sierre (Switzerland), and Ravenswood (West Virginia, US); all of which are part of the Engineered Products Business Group. The Singen facility in Germany is shared between the Engineered Products and Packaging Business Groups. The Sierre facility in Switzerland is shared between the Engineered Products Business Group and Novelis.

Financial and operating information for businesses transferred to Novelis in January 2005 are included in Alcan’s financial statements and MD&A for 2004. For details regarding the 2004 results of entities transferred to Novelis on 6 January 2005, please refer to the 2005 Annual Report on page 55.

Additional operating segment information is presented in note 33 — Information by Operating Segments to the Financial Statements. The information that follows is reported by operating segment on a stand-alone basis. Transactions between Business Groups are conducted at arm’s length and reflect market prices. Accordingly, earnings from Bauxite and Alumina as well as from Primary Metal operations include profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company’s Engineered Products and Packaging operations. Earnings from the downstream operations represent only the value-added portion of the profit from their sales.

Bauxite and Alumina

Business Description:  The Bauxite and Alumina (B&A) Business Group is comprised of Alcan’s worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning, operating or having interests in six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries and providing engineering and technology services. B&A also purchases bauxite and alumina from third parties. At the end of 2006, the group’s smelter-grade alumina production capacity stood at 5.3 Mt/y, while its specialty aluminas production capacity stood at 0.6 Mt/y.

Business Group Target:  The Business Group aims to position its production base around low-cost bauxite and alumina assets. The Business Group target is framed by reference to relative position on the industry cost curve. Accordingly, the target is to maintain 75% of production at cost levels better than world average by 2009. This target was set based on the expectation that the Gove refinery in Australia would be converted to natural gas by 2009. By the end of 2006, it had become clear that the natural gas project upon which this target timetable depended had been effectively abandoned by its proponents, making any delivery of natural gas to Gove in the immediate future unlikely. In 2006, none of the Business Group’s refining capacity was in the first quartile while 33% of production was at costs that were lower than the world average. In 2005, close to 33% of the Business Group’s refining capacity was in the first quartile of the industry cash cost curve, while 36% of the production was at costs that were lower than the world average.

Recent Business Developments:  As part of its reorganization of its global speciality aluminas business, Alcan announced in May 2006 that it would close its specialty-calcined alumina plant in Jonquière, Quebec, and redirect operations towards smelter-grade alumina production while also transferring a portion of the specialty alumina production to its Gardanne facility in France.

In June 2006, Alcan announced the signing of a Memorandum of Understanding with the Republic of Ghana for the creation of a Joint Venture between Alcan (51%) and Ghana (49%) to explore the feasibility of developing a bauxite mine and alumina refinery, with an initial capacity of 1.5 Mt/y to 2 Mt/y.

In September 2006, Alcan announced that the Queensland Department of Natural Resources, Mines and Water had given approval for mining to commence on its Ely bauxite deposit near Weipa, on Queensland’s Western Cape York Peninsula. The Ely deposit has a reserve of close to 50 Mt/y be mined over a period of approximately 25 years.

In November 2006, Alcan signed a Memorandum of Understanding with Access Madagascar Sarl, a Malagasy Company holding exploration rights in Madagascar’s south eastern Manantenina District, to jointly study the development of a bauxite mine and alumina refinery, which would have an initial capacity of 1.0 Mt/y to 1.5 Mt/y of alumina.

The Alumar expansion project in Brazil, in which the Company holds a 10% interest, is progressing well and had reached a completion level of 40% by year-end. The expansion should increase Alumar’s production to 2.1 Mt/y. The Company’s throughput is expected to come on stream in the second half of 2009.

The 1.8-Mt/y expansion of the Gove alumina refinery in Australia, which began in late 2004, has continued at a rapid pace with production expected to ramp-up progressively beginning in the second quarter of 2007 and continuing through to the first quarter of 2008. When fully operational in 2008, the expanded facility is expected to have the capacity to produce 3.8 Mt/y of smelter grade alumina and will achieve significant efficiency and environmental performance gains. The total cost estimate of the project has been revised to $2.3 billion to account for tight market conditions in Australia for labour and materials, additional construction requirements, weather-related delays, and a stronger Australian dollar.

On 10 January 2007, a country-wide general strike was initiated in Guinea, consequently disrupting mining operations at Compagnie des Bauxites de Guinée (CBG), in which Alcan holds an interest. The strike brought a stop to bauxite mining, drying, rail transportation and ship loading operations for a period of 18 days in January and for another four days in February. On 16 February 2007, the CBG bauxite mine operations resumed on a limited basis. The political unrest is yet to be resolved as negotiations are under way between union leaders and government officials. The Company currently estimates a negative pre-tax BGP impact of approximately $30 million as a result of the strike.

Financial Results

	For the Year Ended			% Increase (Decrease)
	2006	2005	2004*	2006	2005

Third-party sales and operating revenues (US$M)	1,844	1,478	1,487	25	(1)
Intersegment sales and operating revenues (US$M)	2,001	1,515	1,575	32	(4)
Third-party shipments (kt)	3,602	3,463	3,838	4	(10)
Intersegment shipments (kt)	6,054	5,879	4,967	3	18
Hydrate production (kt)	5,477	5,665	5,630	(3)	1
BGP (US$M)	609	435	460	40	(5)

* Data has been restated to exclude entities transferred to Novelis.

2006 vs. 2005

Revenues:  In 2006, Business Group revenues increased 28% compared to 2005 as a result of higher alumina prices, partially offset by lower volumes. Alumina prices, which are largely linked to the LME price for aluminum, benefited from the 37% increase in the average 3-month LME aluminum price year over year. In addition, strong demand for alumina, largely driven by continued strength in the Chinese economy, caused the alumina market during the first half of the year to be extremely tight. Unprecedented Chinese alumina production growth in the second half 2006 alleviated the situation, causing spot prices in the later part of the year to return to more normal levels.

Production:  In 2006, three of the Company’s five refineries achieved record production levels. The Jonquière plant exceeded its nameplate capacity by 94 kt. Gove production was negatively impacted by a cyclone in April 2006, accelerated maintenance on precipitators in the first half of 2006, and commissioning activities related to the expansion in the second half of 2006. Total production was lower by 188 kt/y year over year. In 2006, record bauxite production levels were established at Mineração Rio do Norte S.A. (MRN) in Brazil and in Ghana.

BGP:  The Business Group’s record level BGP of $609 million reflected higher LME-linked contract prices for alumina, partially offset by higher input and operating costs, the impact of unfavourable currency movements particularly in relation to the Australian dollar. Average production costs were 20% higher over the prior year due to unfavourable volume effects, largely non-recurring additional maintenance and labour costs at Gove and the commissioning of some components of the Gove expansion. Average alumina production costs were also impacted to some degree by higher energy and caustic soda costs. The Business Group’s higher energy costs reflected its relative dependence on crude oil, the price of which increased around 20% year over year.

In 2006, six refineries produced specialty aluminas for a wide range of applications, including solid surface products, refractory bricks, ceramics, catalysts, absorbents and public water treatment. In 2006, BGP for B&A from the specialty alumina business was $27 million, an increase of 13% year over year, despite recognizing $3 million of closure costs related to the Jonquière plant in Quebec.

2005 vs. 2004

Revenues:  In 2005, revenues were approximately the same compared to 2004 as higher alumina prices were offset by lower volumes and an unfavourable mix resulting from lower spot sales in 2005. Alumina prices benefited from the 10% increase in the average 3-month LME aluminum price year over year. In addition, strong demand for alumina, largely driven by the strength of the Chinese economy, caused the alumina supply to be extremely tight, which kept prices on the spot market at very high levels.

Production:  In 2005, total production exceeded the prior year’s level by 35 kt. Gove’s operations were affected by a cyclone in March 2005, which resulted in some loss of production. In 2005, the Business Group’s bauxite production also established a record. In 2005, Alcan’s average production cost per tonne of alumina was up 18% over the prior year mainly due to higher energy, caustic soda and maritime freight costs as well as the impact of the weakening US dollar. While this was an industry-wide phenomenon, Alcan’s increase was somewhat higher than the industry average of 17% due to its greater reliance on oil in the production process. The Business Group’s cost reduction efforts and the implementation of best practices across the Business Group helped to mitigate some of the increase.

BGP:  In 2005, BGP was $435 million, 5% lower compared to 2004. The decline reflected a significant increase in energy prices, principally oil, higher maritime freight costs on bauxite shipments, higher caustic soda costs, the impact of a weaker US dollar, a decrease in alumina shipments, as well as an OSI charge of $13 million related to the closure of Sogerem, a fluorspar operation in France. In 2005, the price of crude oil increased by approximately 40% year over year, while caustic soda prices more than doubled. The pressure on operating costs was partly offset by higher selling prices for alumina and alumina hydrate as well as by Pechiney-related synergies and continuous improvement efforts. In 2005, BGP for B&A included $24 million from specialty aluminas as compared to $2 million in the prior year. The improvement was mainly attributable to an improved product mix and pricing strategy.

Primary Metal

Business description:  Alcan is recognized as the world’s leading supplier of smelting technology and one of the two largest primary aluminum producers in the world. The Primary Metal Business Group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries (including the Sohar smelter currently under construction in Oman), 12 power facilities in four countries and 12 technology and equipment sales centres and engineering operations in 10 countries. The Business Group operates at a current capacity of 3.5 Mt/y. In addition to LME grade ingot, the Primary Metal Group produces value-added aluminum in the form of sheet ingot, extrusion, billet, rod and foundry ingot for other Alcan plants and third-party customers serving the transportation, building and construction, consumer goods and industrial products sectors. Alcan’s competitive strength in smelting is underpinned by its excellent position in energy, a key input in the production of aluminum. Approximately 50% of the Business Group’s energy requirements for smelting are met by self-generated, environmentally sustainable power, compared with an industry average of about 28%. A further 45% of Alcan’s power requirements are secured under competitive long-term contracts. With a focus on cost reduction, productivity improvement, operational excellence and technology development, Alcan continuously seeks to reinforce its low-cost primary metal position.

Business Group Target:  Consistent with Alcan’s strategy of leveraging the Company’s technology and power positions to minimize cash operating costs, the Primary Metal Business Group targets are framed by reference to relative position on the industry cost curve. Accordingly, the target is to maintain at least 80% of smelter production at cost levels better than world average by 2009. In 2006, 51% of the Business Group’s smelter capacity was in the first quartile while 87% of production was at costs that were lower than the world average. In 2005, close to 50% of the Business Group’s smelter capacity was in the first quartile of the industry cash cost curve, while 90% of the production was at costs that were lower than the world average.

Recent Business Developments:  In January 2006, Alcan announced that it would begin the closure process of the 44-kt/y Steg smelter as well as the cessation of anode production in Sierre, both located in Switzerland. The closures were completed by the end of April 2006. The Business Group’s BGP for 2005 included $11 million of this amount.

As announced in October 2005, the Company commenced in June 2006 the definitive and progressive closure process of the 50-kt/y Lannemezan smelter in France. The closure is expected to be completed at the latest during the course of 2008, depending on economic and operational conditions.

In May 2006, the Company secured 40% of the energy required for a potential 280-kt/y expansion of its ISAL smelter in Straumsvik (Iceland). In an agreement signed with Reykjavik Energy, Alcan would purchase 200 MW of geothermal power beginning in 2010 for a period of 25 years.

In June 2006, the Company announced that its Quebec employees represented by the Canadian Auto Workers union had ratified a new collective labour agreement. The agreement covers an initial five-year period with an additional four-year term available.

In July 2006, Alcan announced that it had begun consultations with union and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France). Related closure costs as well as environmental provisions totalling $38 million were recorded. The divestiture is expected to be completed in the first quarter of 2007.

In July 2006, the Company decided to cease the aluminum metal trading activities carried out by Alcan Trading Ltd. in Zurich (ATL). The third-party metal trading business was exited and the metal sales and purchase activities of ATL reverted back to the relevant Business Groups.

In August 2006, the Company announced its intention to modernize its Kitimat smelter in British Columbia (Canada), through an approximate $1.8-billion investment subject to final Board approval and to the conditions of obtaining a new labour agreement, environmental permits and regulatory approval of a new power sales agreement. On 22 January 2007, Alcan filed leave to appeal the British Columbia Utilities Commission’s 29 December 2006 decision to reject the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro.

In September 2006, the Company announced that it will build a $180-million aluminum spent pot lining recycling plant in Quebec’s Saguenay — Lac-Saint-Jean region. The plant is expected to begin pot lining treatment operations in the second quarter of 2008.

In October 2006, the Company announced that its Pechiney Nederland NV subsidiary will conduct a strategic review of alternatives, including the potential sale of the aluminum smelter in Vlissingen (Netherlands), in which it holds an 85% interest.

In November 2006, the Company announced that it had secured a long-term supply agreement with South African energy firm, ESKOM Holdings Limited, for the purchase of up to 1,340 MW of electricity for its proposed 720-kt/y greenfield Coega aluminum smelter project, which will have a total estimated cost of $2.7 billion. The agreement provides for a 25-year supply, set to begin in 2010. Alcan’s current intention is to retain between 25% and 40% of the equity of the project and seek partners for the balance. Project financing is expected to account for approximately 60% of the total investment required.

In December 2006, the Company announced that it had completed the acquisition of the remaining 70% stake of Carbone Savoie that it did not already own, and certain related technology and equipment, from GrafTech International Ltd for $131 million.

In December 2006, the Company announced plans to build a $550-million pilot plant at its Complexe Jonquière site in Canada to develop the Company’s proprietary AP50 smelting technology. The pilot plant, which is expected to produce 60 kt/y of aluminum annually, is the first step in a planned $1.8-billion investment program in Quebec’s Saguenay — Lac-Saint-Jean region, which is expected to ultimately lead to a total of 450 kt/y of new, sustainable capacity. The announcement also included the reinforcement of Alcan’s power position in Quebec through the long-term extension of hydraulic leases and new power contracts which, taken together with Alcan’s proprietary system, provide a secure supply of approximately 2,600 MW of low cost power through to 2045.

In December 2006, the Company announced the launch of a R&D initiative centered at its centre in Voreppe (France), and focused on the AP series aluminum smelting technology.

In December 2006, a new long-term collective labour agreement was signed with the United Steelworkers union representing the Alma primary aluminum smelter in Quebec. The new contract covers an initial five-year term.

The construction of the $1.7-billion, 350-kt/y primary aluminum smelter in Sohar, Oman, which was announced in December 2005, and in which Alcan has a 20% stake, is progressing well and is on schedule and on budget. First smelter production is expected in the second quarter of 2008. The smelter is expected to be in the lowest quartile of the industry cash cost curve and add approximately 2% to Alcan’s global smelting base. Alcan will have the right to acquire up to 60% of a planned second potline of similar capacity.

Financial Results

	For the Year Ended			% Increase (Decrease)
	2006	2005	2004*	2006	2005

Third-party sales and operating revenues (US$M)	8,661	6,877	4,586	26	50
Intersegment sales and operating revenues (US$M)	2,486	1,898	3,741	31	(49)
Aluminum production (kt)	3,406	3,420	3,273	—	4
Third-party shipments (kt)	4,333	4,339	6,296	—	(31)
BGP (US$M)	2,962	1,751	1,462	69	20
Average realized price (US$/t)	2,618	2,036	1,876	29	9

* Data has been restated to exclude entities transferred to Novelis

2006 vs. 2005

Revenues:  In 2006, total sales and operating revenues reached an all time record of $11.1 billion, reflecting increased ingot realizations of 29% due to higher LME prices, product mix and premia, partially offset by lower market premia. Results included increased revenues from higher power generation and improved technology and smelting equipment sales at Electrification Charpente Levage (ECL) in France. The Business Group achieved new record sales of value-added products for sheet ingot, extrusion billet, small form foundry and rod, as well as for remelt ingot.

Production:  Primary aluminum production at 3,406 kt/y decreased by 14 kt/y compared to the prior year, due to the April closure of the Steg smelter in Switzerland, a lower operating rate from the smelter in the

Netherlands, as well as decreased production from the ISAL smelter in Iceland due to a transformer failure in June 2006. This was partially offset by higher production from the 40%-owned Alouette and 25%-owned Aluminerie Bécancour (ABI) smelters in Quebec (Canada), as well as improved operating efficiencies across the Business Group. In 2006, 11 smelters out of 21 set new annual production records. In addition, the Company’s power facilities in Quebec (Canada) achieved a new production record of 2,257 MW; the previous record was set in 2004 at 2,213 MW. Average metal closing inventories decreased by 45 kt/y, or 24%, as compared to the prior year.

BGP:  BGP, at $2,962 million in 2006, was a record for the Business Group and represented a 69% increase over the previous year. The improvement reflected higher realized selling prices for ingot, improved product mix and premia, favourable power generation positions in the UK and Quebec (Canada), and higher technology and ECL equipment sales, as well as favourable balance sheet translation effects. These favourable factors were partially offset by increased alumina, purchased energy and fuel-related raw materials costs, the adverse effect of the weaker US dollar on operating costs, lower volumes and higher metal operating costs. The latter included an unfavourable adjustment of $30 million related to the re-evaluation of asset retirement obligations. Metal shipments decreased reflecting the closure of the Steg smelter in April 2006, a lower operating rate in the Vlissingen smelter in the Netherlands, and decreased production at the ISAL smelter in Iceland due to a power failure. The results included OSI charges of $24 million, mainly related to the restructuring of the Affimet aluminum recycling plant in Compiègne, France.

2005 vs. 2004

Revenues:  In 2005, Business Group revenues reached $8.8 billion, an increase of 5% over the prior year; reflecting increased LME prices and improved product premiums and mix. The significant year-over-year increase in third-party ingot product shipments principally reflected third-party sales of ingot to Novelis that were previously classified as intercompany sales.

Production:  In 2005, Alcan’s production of primary aluminum increased by 147 kt/y compared to 2004, reflecting the full-year benefit of the June 2004 acquisition of a 50% interest in a smelter in China, output from the completed expansion of the Alouette smelter and the restart in December 2004 of the idled production resulting from a strike at the ABI smelter in Quebec. Also contributing to the increase were benefits from production improvements at smelters in the UK, Australia and Canada. At the time, a number of records were set by the Company; half of the Business Group’s smelters set new annual production records in 2005; record sales levels were achieved globally for both remelt ingot and value-added products; the Business Group successfully reduced inventories to record low levels in all regions, and record power generation was achieved by the Company’s hydroelectric facilities in Kitimat (British Columbia, Canada).

BGP:  BGP, at $1,751 million in 2005, was a record for the Business Group at the time and represented a 20% increase over the previous year. The improvement reflected higher realized selling prices for ingot, improved product mix, benefits from synergies, increased metal shipments and power sales, as well as favourable balance sheet translation effects. The increased metal shipments reflected the completion of the Alouette expansion, the restart of idled capacity in the ABI smelter and a full year of production at the smelter in China. These favourable factors were partially offset by the impact of the weaker US dollar on operating costs, increased alumina, purchased energy and fuel-related raw materials costs, as well as OSI charges of $15 million mainly for the closure of the Steg smelter. In 2005, Pechiney synergies benefits surpassed targets mainly reflecting increased procurement savings.

Engineered Products

Business description:  The Engineered Products (EP) Business Group is an inter-connected network of businesses that provide innovative, high value-added product solutions for a wide range of applications in aerospace, automotive, mass transportation, marine, electrical, beverage container, display and architectural and building markets. Organized into eight business units, the EP Business Group is focused on maximizing value and improving its BGP margin through the use of continuous improvement tools to achieve operational excellence and the active management of its product offering and portfolio. The group manufactures a wide range of engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic. The group operates 55 facilities in 12 countries, two R&D centres, a global sales organization with offices in 27 countries and regions, and network service centres in 11 European countries specializing in value-added services and distribution support.

Business Group Target:  EP’s current target is to achieve a BGP margin from operations of 10% by 2009. In 2006, the Business Group made further progress toward its BGP margin target, reaching a BGP margin from operations of 8.0% up from 7.5% in the prior year. Although EP’s Business Group target is set by reference to BGP margin, the underlying aim is to improve return on capital employed (ROCE). EP’s ROCE was 11.9% in 2006 compared to 7.8% in 2005. ROCE does not have a uniform definition. At Alcan, ROCE is calculated by dividing operating earnings by average capital employed. Operating earnings is equal to income from continuing operations, excluding OSIs and foreign currency balance sheet translation effects, and before minority interests and after-tax interest expense. Capital employed is equal to the sum of borrowings, deferred income taxes, minority interests and shareholders’ equity.

The year-over-year improvement in BGP margin was especially noteworthy in light of the higher level of prices for aluminum and other key inputs that prevailed during 2006. The 10% margin target was set in the second half of 2005 based on the forward prices for aluminum at that time. As EP’s fabricating businesses pass through the higher cost of inputs, especially aluminum, resulting in higher revenues, the achievement of the margin target is expected to become increasingly challenging.

Financial Results

	For the Year Ended			% Increase (Decrease)
	2006	2005	2004*	2006	2005

Third-party sales and operating revenues (US$M)	7,146	6,015	5,525	19	9
Intersegment sales and operating revenues (US$M)	194	202	725	(4)	NM
BGP (US$M)	567	403	379	41	6
BGP margin(%)**	7.7	6.4	6.1	20	5
BGP margin from operations(%)***	8.0	7.5	6.1	7	23

*	Data has been restated to exclude entities transferred to Novelis

**	BGP as a percentage of total third-party and intercompany sales and operating revenues

***	BGP margin excluding OSIs and foreign currency balance sheet translation

NM	Not meaningful

2006 vs. 2005

Revenues:  In 2006, third-party sales and operating revenues were $7.1 billion, up $1.1 billion from the prior year. Approximately two-thirds of the increase reflected the impact of passing through higher prices for aluminum in selling prices. The balance of the increase reflected a combination of volume and margin growth, of which the cable and composites businesses were the most significant contributors. The exit of certain non-core businesses during 2006 resulted in a year-over-year reduction in sales of approximately $50 million.

BGP:  BGP reached a record high $567 million in 2006, up $164 million, or 41%, over the prior year. Included in BGP for 2006 were OSI charges of $8 million, principally for restructuring and other provisions, and foreign currency balance translation losses totalling $12 million, compared to $61 million and nil, respectively, in 2005. Excluding OSIs and translation effects, BGP improved $123 million, or 27%, reflecting solid operating performances across all businesses, robust conditions in key end-markets in Europe and North America and the positive impact of metal inventory timing effects. These more than offset the higher cost of inputs, such as for resins and energy. Inventory timing effects occur during periods of rapid and sharp changes in LME aluminum prices, as was seen when prices rose in the latter stages of 2005 and early 2006. In such an environment, selling prices tend to respond more quickly to aluminum price increases than does the underlying cost of metal reflected in inventory and cost of goods sold, which is accounted for using moving average methodology. Even though commercial margins may be unaffected, accounting margins improve. The opposite effect occurs in a period of sharply declining prices.

2005 vs. 2004

Revenues:  In 2005, third-party sales and operating revenues were $6 billion, up $490 million from the prior year, due to strong growth in the aerospace business and increased demand for specialty sheet, cable and composites products, which more than offset the sales lost due to exits from less profitable product lines and businesses.

BGP:  BGP was $403 million in 2005, up $24 million, or 6%, over the prior year. Included in BGP were OSI charges of $61 million, principally related to restructuring provisions for the Sierre (Switzerland) and Singen (Germany) facilities as well as costs associated with the closures of the cast plate business in Vernon (California, US) and the downsizing of the mass transportation systems business, compared to $4 million in 2004. Excluding OSIs, BGP improved by $81 million, or 21%, mainly due to strong growth in aerospace volumes, a shift in sales mix towards higher value-added products and synergies realized from the Pechiney acquisition, which more than offset the increases in energy, raw material, and freight costs.

Engineered Products Group — Revenues by Business Unit

	2006	2005

Aerospace Transportation & Industry (ATI)*	22%	23%
Composites	10%	10%
Cable	11%	10%
Extruded Products	13%	12%
Engineered and Automotive Solutions (EAS)	4%	3%
Alcan Service Centres (ASC)	7%	7%
Alcan International Network (AIN)	11%	14%
Specialty Sheet	21%	19%
Ventures	1%	2%

Total	100%	100%

* Includes Alcan Rolled Products — Ravenswood (West Virginia, US)

Engineered Products Business Units

The Aerospace, Transportation and Industry (ATI) business unit supplies high value-added plate, sheet, extruded and precision cast products for customers in the aerospace, marine, automotive and road transportation markets and engineering industry. It offers a comprehensive range of products and services, including technical assistance, design and delivery of cast, rolled, extruded, rolled pre-cut or shaped parts, and the recycling of customers’ machining scrap metal. ATI is also a key supplier of new alloy solutions, such as aluminum-lithium. Comprising eight facilities in four countries, the unit is the No. 1 aluminum supplier to the aerospace industry in Europe and the second largest worldwide, as well as Europe’s leading supplier of large profile extrusions for the transportation market. During 2006, the Company reinforced its leading position in the growing market for aerospace plate products by increasing capacity in Europe and North America by 20%. In June, additional capacity came on stream following a $28-million investment at the Issoire facility in France, while the $29-million expansion of the Ravenswood (West Virginia, US) facility was near completion at year end. Plate capacity for industrial applications was also expanded at the Sierre facility in Switzerland. In July 2006, the Company announced that the Workington (UK) stringers and bars extrusion facility would cease operations by mid-2007, and production would be consolidated in other facilities. Demand and pricing for aerospace products was strong throughout 2006, which led ATI third-party sales and operating revenues to a record high of $1.6 billion, a year-over-year increase of 11%. Despite announcements by Airbus of delays in its A380 program, ATI was little affected due to continued supply to other Airbus programs (A320, A330) and the development of new business with other aerospace manufacturers. During the year, multi-year supply agreements were signed with Boeing, Bombardier Aerospace and with Transtar Metals, a supplier to the F-35 Joint Strike Fighter program. Alcan believes that the aerospace market will be a significant source of future profits, and that the Company is well positioned as a supplier of advanced lightweight aerospace products due to its global reach, proprietary alloys and unique equipment capabilities. For purposes of this discussion, ATI includes Alcan Rolled Products — Ravenswood (West Virginia, US).

The Composites business unit, which operates 13 facilities in eight countries in Europe, the Americas and Asia, manufactures and sells lightweight multi-material composites that are made using a combination of technologies and materials, such as aluminum, plastic, foam board, paper and balsa wood. Principal applications for composites produced by the unit include building facades, transportation, displays for visual communication, signage and wind power installations, for which composites have a number of advantages over more traditional materials because of their low weight-to-rigidity ratio, ease of application, design and surface variety. Total third-party sales and operating revenues in 2006 were $707 million, up 16% over the prior year driven by healthy demand and pricing across all segments. Demand for display products showed good year-over-year growth in Europe and North America, while structural core materials benefited from the continuing growth of the wind power market. Demand for architectural products increased substantially in the Middle East and Asia/Pacific regions. During 2006, the composites business was largely successful in passing through the higher cost of key raw materials, such as aluminum and resins. In April 2006, a paint-line was acquired in Changzhou, China, which will allow the architecture business to better participate in the rapidly growing Chinese building and construction market. In December 2006, the acquisition of a US-based structural urethane manufacturer, Penske Composites, was completed, further strengthening the portfolio of products offered by the core materials business.

The Cable business unit, which operates six plants in North America, is a fully integrated manufacturer of aluminum wire and cable, modular wiring systems, and rod and strip products for a variety of electrical and mechanical applications. Demand and pricing continued to be strong in 2006 and the business achieved record third-party sales and operating revenues of $806 million driven by sharply rising raw material costs that were recovered through price increases, compared to $618 million in 2005. The business also benefited from the high spread between copper and aluminum prices that prevailed during the year, which spurred increased demand for aluminum building wire in North America. In September 2006, the business launched its Modextm brand of modular wiring systems for the commercial construction market. Building on its acquisition of Prewired Systems in 2005, the business now offers a wide range of pre-fabricated wiring solutions.

The Extruded Products business unit, which operates nine plants in four European countries, is a leading producer of hard and soft alloy extrusions, including technically advanced products, for the automotive, electrical and building industries, as well as for manufacturers of mass transport vehicles and shipbuilders. In 2006, third-party sales and operating revenues reached $946 million, up 28% over 2005 mainly due to the impact of higher aluminum prices. Demand for extruded products was strong across all markets during 2006, but most notably for commercial transportation and construction applications. However, robust end-use demand led to tight supply and increasing premiums for extrusion billet, the feeder stock for the business, and product pricing could not fully recoup increases in aluminum prices, billet premiums and other input costs. During the year, a restructuring of the Sierre (Switzerland) and Singen (Germany) extrusion facilities was completed. In July 2006, construction started on a $35-million extrusion plant in Slovakia that will produce soft alloy products for the growing East European market.

In order to provide a stronger platform for profitable growth in the automotive and transportation sectors, in September 2006, EP reorganized certain of its transportation-related activities into a new business unit named Engineered and Automotive Solutions (EAS). This new business provides a wide array of sophisticated components and shapes for aluminum crash management systems, cockpit carriers, suspension parts, and other structural components. Using aluminum extrusions, forgings, castings and reinforced components, EAS leverages its superior engineering capabilities to provide innovative and cost effective solutions to customers in North America and Europe. The unit operates directly or with partners seven plants in six countries. Revenues in 2006 were $283 million, up 29% from pro forma 2005 revenues mainly due to higher LME aluminum prices and volumes.

Alcan Service Centres (ASC) business unit is a specialist distribution and value-added service network comprising 33 service centres in 11 countries. The unit provides customers in the aerospace, building and facade, road transport and shipbuilding industries with wide range of products, as well as light fabrication tailored to their requirements. In 2006, ASC had third-party sales and operating revenues of $512 million, up 24% over 2005. The increase reflected the pass through of higher costs for purchased materials, the generally stronger economic environment and a shift by the business towards value-added machining services. Demand was strong for aerospace plate, as well as for products used in industrial, transportation and building applications.

Alcan International Network (AIN) business unit, with 32 offices in 27 countries and regions, is engaged in selling and sourcing specialty products and materials for both Alcan and third-party customers. AIN’s product portfolio includes primary aluminum for the aluminum and steel industries, semi-fabricated products for the construction, transportation, general engineering, packaging and other industrial sectors, minerals for the glass, ceramics and refractories industries, and specialty chemicals for industrial and healthcare applications. In 2006, AIN had third-party operating revenues of $814 million, 5% lower than in 2005. While sales were lower, results improved substantially due to the strong performance of the chemicals business and healthy demand for metal products in Japan, China and Europe.

The Specialty Sheet business unit manufactures coils and sheet for customers in the beverage and closures, automotive, customized industrial sheet, and high-quality bright surface products markets. It includes world-class rolling and recycling operations, as well as dedicated R&D capabilities. The business, which comprises the Neuf Brisach rolling mill in France and the Singen rolling mill in Germany, had third-party sales and operating revenues of $1.5 billion in 2006, up 33% from the prior year. While the increase largely reflected the impact of higher LME aluminum prices and the strengthening euro, the business was also successful in achieving volume, mix and margin improvements. Demand for sheet products in Europe grew at a somewhat faster pace than the general economy, driven by good growth in the beverage can and building sectors. During 2006, the Company announced several capital projects for the Neuf Brisach facility including a $10-million upgrade of annealing and quenching equipment for automotive applications, a $15-million expansion of finishing capacity for beverage can sheet and a $7-million investment to increase used beverage cans (UBC) recycling capabilities. In October 2006, a multi-year agreement was signed with Valeo (France), a leading auto parts manufacturer, for the supply of sheet for automotive heat exchangers.

Business exits

As part of its continuing focus on portfolio enhancement, EP exited a number of businesses in 2006 that offered limited value creation potential for the Business Group. Towards year-end, the Ventures business unit was disbanded following a reorganization of certain business activities. This unit had comprised operations that were under review by Business Group management in order to assess their strategic fit within the broader EP portfolio. These were typically smaller operations, which produced aluminum products for electronics and other industrial applications. The Ventures unit had third-party sales and operating revenues of $55 million in 2006. The portfolio review under way for the last two years is now largely completed and has led to the exit of the following activities:

•	General distribution (France)

•	Air freight containers (Germany)

•	Automotive castings (Germany)

•	Roll-bond (France)

•	High-purity smelting & rolling (France)

•	Mass transport systems (Switzerland)

•	Cast plate (US)

Packaging

Business description:  The Packaging Business Group consists of Alcan’s worldwide food, pharmaceutical and medical, beauty and personal care, and tobacco packaging businesses operating 130 plants in 30 countries and regions. This Business Group produces packaging from a number of different materials, including plastics, aluminum, paper, paperboard and glass.

Business Group Target:  The Packaging Business Group’s current target is to achieve a BGP margin from operations of 15% by 2009. The operating BGP margin achieved for the year 2006 was 10%, down slightly from the level achieved in 2005 in an environment where competitors experienced margin erosion due to strong input cost pressures. Although Packaging’s Business Group target is set by reference to BGP margin, the underlying aim is to improve return on capital employed (ROCE). Portfolio restructuring, disciplined capital management and improved working capital performance helped ROCE increase from 3.9% in 2005 to 4.8% in 2006. It should be noted that these ROCE figures include the effect of purchase price accounting allocations made upon completion of the Pechiney acquisition.

Recent Business Developments:  During 2006, the Packaging Business Group continued to optimize the business. As well as the divestiture of five businesses that did not fit within the Business Group’s strategic plans (representing $325 million in cumulative sales across 13 sites), ongoing scrutiny was applied to certain other businesses, including Global Beauty Packaging and Food Packaging Europe, while focus continued to be applied to extending the Business Group’s presence in growing segments and geographies. The result is a better balanced footprint with 37 sites in emerging countries totalling 18% of sales and a manufacturing system comprised of fewer, larger, more specialized plants, better able to serve existing and future customers and intended to move the Business Group toward its targets. Implementation of this strategy in 2006 resulted in restructuring charges totalling $72 million, of which $39 million were reflected in the Business Group’s BGP.

For the Packaging Business Group the 2006 year was characterized by high raw material and energy prices as well as a weak European market. Within this context, the Business Group was successful in maintaining margins as volume grew due to an uncompromising pass through policy and significant cost reductions were achieved, in excess of inflation, through manufacturing and fixed cost reductions as well as procurement efficiencies. Capital spending was focused mainly on growth projects in order to extend the Business Group’s geographic footprint into emerging markets and gain market share in attractive segments.

Financial Results

	For the Year Ended			% Increase (Decrease)
	2006	2005	2004	2006	2005

Third-party sales and operating revenues (US$M)	5,960	6,004	6,024	(1)	—
Intersegment sales and operating revenues (US$M)	4	5	69	NM	NM
BGP (US$M)	550	595	653	(8)	(9)
BGP margin (%)*	9.2	9.9	10.7	(7)	(7)
BGP margin from operations (%)**	10.0	10.4	10.9	(4)	(5)

*	BGP as a percentage of total third-party and intercompany sales and operating revenues

**	BGP margin excluding OSIs and foreign currency balance sheet translation

NM	Not meaningful

2006 vs. 2005

Revenues:  Third-party sales and operating revenues for 2006 were $6 billion, marginally below the previous year. Benefits from volume growth, price increases and the favourable impact of currency movements were offset by the loss of sales due to the divestment of several non-core businesses. A year-on-year comparison of the businesses retained within the Business Group shows sales revenue growth of 4.7%, of which 1.4% was attributable to currency translation gains. Notable success in sales growth was achieved in the Food and Tobacco businesses.

BGP:  Strong progress in volume growth and cost reduction in 2006 did not fully offset the negative impact of higher input costs, in particular from aluminum and energy, loss of contribution from divested businesses and higher restructuring costs. As a consequence BGP at $550 million was 8% lower than the prior year.

Excluding OSIs, foreign currency balance sheet translation impacts and lost contribution from divested businesses, operating BGP increased $7 million year on year. Significant progress in lowering costs was achieved as a result of the ongoing rationalization of the Business Group’s manufacturing base, continuous improvement projects and procurement savings which more than offset the adverse year-on-year impacts of timing differences in passing through input cost and inflationary increases. The impact of input cost increases were contained through disciplined pass-through actions, even sometimes at the expense of volumes.

Included in BGP for 2006 were OSI charges of $39 million principally related to restructuring provisions for the Midsomer Norton Packaging plant closure in the UK, compared to $29 million a year ago and foreign currency balance sheet translation losses of $8 million, compared to a gain of $1 million in 2005. The year-on-year impact of lost contribution from the disposal of several non-core businesses during 2006 was $33 million.

Operating margins, which exclude OSIs and balance sheet translation impacts, declined marginally from 10.4% to 10.0%, reflecting the dilution effect of higher revenues as input cost increases were passed through.

2005 vs. 2004

Revenues:  Third-party sales and operating revenues for 2005 were $6.0 billion, slightly below the previous year. Benefits from price increases were more than offset by the combined effects of lower volumes due to softening European demand and the successful divestment of several non-core businesses.

BGP:  Two major phenomena impacted the packaging business in 2005; rising raw material costs and a slowing of economic conditions in Europe. The rise in costs for resins and films that started in mid-2004 in the wake of spiralling world oil prices temporarily peaked in mid-2005. By the end of the third quarter of 2005, the Business Group had successfully passed on close to 100% of the rise in costs through increases in product prices. However, the severe 2005 hurricane season in the southern US resulted in renewed upward pressure on costs towards year-end. Due to normal time lags in adjusting product prices, as of year-end, the Business Group had not been able to fully pass through all cost increases.

Weak European demand persisted throughout the year across all businesses, but most notably in Food Packaging where industry overcapacity and raw material price pressure resulted in intense competition for volume. Increasingly, business is moving to online internet-based auctions, which is further exacerbating price pressure. Customer and competitor growth strategies are now focusing increasingly on investment in lower-cost geographic areas.

Despite significant success in countering cost pressures, BGP for 2005 was $595 million, approximately 9% lower than in the prior year. The main factors behind the decline were the continuing raw material margin squeeze, restructuring costs and structural issues in Global Beauty Packaging. Included in BGP for 2005 were OSI charges of $29 million mainly related to plans to restructure certain Packaging businesses, notably Global Beauty Packaging and Food Packaging Europe, compared to $3 million in 2004.

Packaging Revenues by Market

	2006	2005	2004

Food	64%	63%	61%
Pharmaceutical	16%	16%	13%
Beauty	12%	14%	18%
Tobacco	8%	7%	8%

Total	100%	100%	100%

Packaging Revenues by Region

	2006	2005	2004

Europe	53%	49%	57%
North America	34%	38%	37%
South America	8%	6%	2%
Asia/Pacific/Africa	5%	7%	4%

Total	100%	100%	100%

Packaging Business Sectors

The packaging Business Group comprises six business sectors: Food Packaging Europe, Food Packaging Americas, Food Packaging Asia, Global Beauty and Personal Care, Global Pharmaceutical and Medical, and Global Tobacco Packaging.

The Food Packaging Europe sector had third-party sales and operating revenues of $2.0 billion in 2006 unchanged from the prior year. Demand continued to be weak during the year due in part to changing snack/confectionery habits and the continued move to private label packaging in dairy products. Price increases implemented in order to recover higher material costs, particularly in respect of aluminum and energy, further contributed to volume weakness. Significant restructuring, including plant closures, continued through 2006, aimed at addressing these issues and returning the business to profitable growth. Growth initiatives were focused on emerging markets and expansion of the plant acquired in 2005 in Zlotow (Poland). In early July 2006, a new site for the production of screw wine caps was inaugurated in Adelaide (Australia). A new food flexible plant, currently being constructed in Moscow (Russia) is expected to commence production during 2007.

Food Packaging Americas’ third-party sales and operating revenues rose by 11% year on year, from $1.3 billion to $1.5 billion. Food Packaging America benefited from strong volume gains in the US for meat and dairy, labels and continued growth in Mexico, where a new plant was acquired in January 2006. Improved profitability reflected the sector’s success in recovering increased raw material costs, realizing synergies and reducing manufacturing costs across most operations. Significant investment programs have been launched to support expansion in Mexico, capitalize on key product positions and to create centers of excellence for major conversion technologies. For instance, the center of excellence dedicated to roll-fed bottle labels began commercial operation at Edgewood (New York, US) at the end of July 2006.

Food Packaging Asia enjoyed another year of strong growth in 2006, with third-party sales of $248 million, up 20% compared to 2005. This growth was driven mainly by increasing demand from China and Thailand. In Thailand, the acquisition of a leading supplier of foil and plastic lidding for food packaging represented a key element of the regional growth strategy. In order to increase profitability, the sector focused efforts on passing through higher raw material costs and improving product mix with value-added products.

Global Pharmaceutical and Medical’s sales grew from $900 million in 2005 to $935 million in 2006. This performance was driven primarily by strong volume in the pharma flexibles unit. Profit growth, particularly in North America, was constrained by significantly increased energy and raw material costs, notably aluminum, partially mitigated by productivity improvement. In its continuing drive to focus the portfolio on value-added segments, the sector divested the science products business, while investing in state-of-the-art dedicated pharma flexible centres in North America and Europe.

The Global Beauty and Personal Care business continues to face severe structural challenges associated with dynamic market conditions and is addressing the issue by reshaping its portfolio around value-added segments and expanding in emerging countries in order to establish a low-cost manufacturing system. Pursuant to this strategy, during 2006 the sector exited several non-strategic segments: selling the aerosols business and a plant specialized in the production of deodorant sticks. The business had sales of $0.9 billion in 2006 compared to $1 billion in the prior year.

The expansion of Global Tobacco Packaging continued in 2006 with sales increasing by 21% to $476 million. This reflected the successful implementation of a strategy based on operational excellence and selective growth. During the year a new facility at Reidsville (North Carolina, US) for tobacco cartons began commercial operation in July 2006, while state-of-the-art printing equipment is progressively being installed throughout the plant network to meet anticipated requirements for pictorial health warnings on tobacco packaging. In Europe, the closure of one plant in the Netherlands was necessary to consolidate production in the face of chronic overcapacity as customers migrate to low cost countries such as those in which the sector already operates, in Kazakhstan, Malaysia and Turkey. Construction also commenced on a new plant in St. Petersburg (Russia), which is expected to commence production during the first half of 2007.

RISKS AND UNCERTAINTIES

For further details, refer to note 27 — Commitments and Contingencies, note 28 - Currency Gains and Losses and note 29 — Financial Instruments and Commodity Contracts to the Financial Statements.

Risk Management

As an international company with a significant exposure to commodity prices, Alcan’s financial performance is influenced by fluctuations in the price of aluminum, exchange rates, energy and other raw material prices and interest rates. The Company’s Treasury Group takes a very structured approach to the identification and quantification of each risk and develops an integrated risk profile that takes into account historical correlations among the various risk factors. Cash Flow at Risk is the key metric used by Alcan to measure cash flow volatility, and it is reviewed on regular basis with the Company’s Risk Management Committee and the Audit Committee. The volatility of future cash flow is evaluated in the context of Alcan’s expected future cash flow as well as its capital structure strategy and target. This allows the Company to decide whether the reduction of cash flow volatility, through the use of financial instruments or commodity contracts, is desirable. The decision whether and when to hedge, along with the duration of the hedge, can thus vary from period to period depending on market conditions and the relative costs of various hedging instruments. The duration of a hedge is always linked to the timing of the underlying exposure, with the connection between the two being constantly monitored to ensure effectiveness. As described in note 31 — Financial Instruments and Commodity Contracts to the Financial Statements, other than forward fixed price sales agreements, the Company is currently not entering into additional forward sales of aluminum.

Clearly defined policies and management controls govern all risk management activities. Transactions in financial instruments for which there is no underlying exposure to the Company are prohibited, except for a small metal trading portfolio not exceeding 25 kt, and for a small foreign exchange trading portfolio not exceeding $50 million.

Sensitivities

The following table provides Alcan’s estimates of the annualized after-tax impact of currency and LME price movements on income from continuing operations, net of hedging and forward sales. The sensitivities have been updated for 2007 to reflect current exposures.

	Increase in		In millions	US$ per
	Rate / Price		of US $	Common Share

Economic impact of changes in period-average exchange rates
Canadian dollar	+ US$	0.10	$(150)	$(0.42)
European currencies	+ US$	0.10	$(50)	$(0.14)
Australian dollar	+ US$	0.10	$(70)	$(0.19)
Balance sheet translation impact of changes in period-end
exchange rates
Canadian dollar	+ US$	0.10	$(230)	$(0.63)
Australian dollar	+ US$	0.10	$(25)	$(0.07)
Economic impact of changes in period-average LME prices*
Aluminum	+ US$	100/t	$190	$0.51

*	Realized prices generally lag LME price changes by one month. Changes in local and regional premia may also impact aluminum price realizations. Sensitivities are updated as required to reflect changes in the Company’s commercial arrangements and portfolio of operations. Not included are sensitivities to energy and raw-material prices, which may have significant impacts.

Foreign Currency Exchange

Exchange rate movements, particularly between the Canadian dollar and the US dollar, have an impact on Alcan’s costs and therefore its net results. Because the Company has significant operating costs denominated in

Canadian dollars while its functional currency is the US dollar for most Canadian operations, it benefits from a weakening in the Canadian dollar but, conversely, is disadvantaged if it strengthens.

The Company’s deferred income tax liabilities and net monetary liabilities for operations in Canada and Australia are translated into US dollars at current rates. The resultant exchange gains or losses are included in income and fluctuate from quarter to quarter depending on the changes in exchange rates. A decrease in the Canadian and Australian dollars results in a favourable effect, whereas an increase results in an unfavourable impact.

Aluminum Prices

Depending on market conditions and logistical considerations, Alcan may sell primary aluminum to third parties and may purchase primary aluminum and secondary aluminum, including scrap, on the open market to meet the requirements of its fabricating businesses. Alcan does not currently enter into new contracts for the hedging of metal prices through derivatives traded on established markets such as the LME although such contracts previously entered into will continue to unwind through to the end of 2007. A certain proportion of Alcan’s aluminum sales contain pricing arrangements which result in effective hedging of the underlying metal to some extent.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are presented in note 2 — Summary of Significant Accounting Policies to the Financial Statements. The critical accounting policies and estimates described below are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. They have been reviewed and approved by our Audit Committee, in consultation with management, as part of their review and approval of our significant accounting policies and estimates. We believe that our estimates for determining the valuation of our assets and liabilities are appropriate. However, given the uncertainties involved, it is possible that they will be significantly revised in the future, which could have material adverse effects on the Company’s reported earnings and financial condition.

Post-Retirement Benefits

Net periodic cost of post-retirement benefits includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized to income over the expected average remaining service life of the employees. The costs and obligations of pension and other post-retirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other post-retirement benefit obligations, expected service period, salary increases, retirement ages of employees and health care cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. The two most significant assumptions used to calculate the net periodic cost of post-retirements benefits are the discount rates for pension and other post-retirement benefits, and the expected return on assets. The discount rate for pension and other post-retirement benefits is the interest rate used to determine the present value of benefits. It is based on spot-rate yield curves and individual bond-matching models for pension plans in Canada and the US and on published long-term high-quality corporate bond indices with durations equivalent to average durations of pension plan liabilities in other countries, at the end of each fiscal year. In light of the average long duration of pension plans in other countries, no adjustments were made to the index rates. The weighted-average discount rate used to determine the benefit obligation was 4.9% as at 31 December 2006, compared to 4.9% for 2005 and 5.3% for 2004. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year. An increase in the discount rate of 0.5%, assuming inflation remains unchanged, will result in a decrease of $829 million in the pension and other post-retirement obligations and in a decrease of $82 million in the net periodic benefit cost. A decrease in the discount rate of 0.5%, assuming inflation remains unchanged, will result in an increase of $900 million in the pension and other post-retirement obligations and in an increase of $80 million in the net periodic benefit cost.

The calculation of the estimate of the expected return on assets is described in note 31 — Post-Retirement Benefits to the Financial Statements. The weighted-average expected return on assets was 6.9% for 2006, 7.0% for 2005 and 2004. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. Over the 15-year period ended 31 December 2006, the average actual return on assets exceeded the expected return by 1.9% per year. A variation in the expected return on assets by 0.5% will result in a variation of approximately $47 million in the net periodic benefit cost.

Environmental Liabilities

Environmental expenses that are not legal asset retirement obligations are accrued when it is probable that a liability for past events exists, on an undiscounted basis. The Company’s judgments regarding the probability are subject to the risk of change, as it must make assumptions about events that may or may not occur in the distant future. Changes could occur due to such factors as the extent of contamination, a technical change and changes in remedial requirements or nature. If the Company’s judgments differ from those of legal or regulatory authorities, the provisions for environmental expense could increase or decrease significantly in future periods. In order to estimate the likelihood of a future event occurring, the Company exercises its professional judgment based on case facts and experience.

Property, Plant and Equipment

Due to changing economic and other circumstances, the Company regularly reviews the carrying amount of its property, plant and equipment (PP&E) for impairment. Accounting standards require that an impairment loss be recognized when the carrying amount of a long-lived asset held for use is not recoverable and exceeds its fair value. The fair value of an asset is the amount at which that asset can be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidated sale. Where market prices are not readily available, the estimate of fair value is based on the best information available, including prices for similar assets and the results of using other valuation techniques. For the most part, the Company uses an expected present value technique to measure the fair value of long-lived assets. The Company’s estimated weighted-average cost of capital, which in 2006 equated to a discount rate of 8.5%, is used. In estimating future cash flows, the Company uses its internal plans, which incorporate management’s judgments as to the remaining service potential of long-lived assets. These internal plans reflect management’s best estimates; however they are subject to the risk of change as they have inherent uncertainties that management may not be able to control. The amount of impairment to be recognized is calculated by subtracting the fair value of the asset from its carrying amount. As discussed in the notes to the Financial Statements, the Company reviewed specific PP&E for impairment in 2006 due to situations where circumstances indicated that the carrying value of specific assets could not be recovered. The Company made assumptions about the sum of the undiscounted expected future cash flows from these assets and determined that they were less than their carrying amount, resulting in the recognition of an impairment loss in accordance with US GAAP. Actual results could differ significantly from those estimates. The Company cannot predict whether an event that triggers an impairment of PP&E will occur or when it will occur, nor can it estimate what effect it will have on the carrying values of these assets. However, the effect could be material.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. Goodwill is tested by comparing the fair value of the reporting unit to its carrying value. The estimate of fair value of a reporting unit and the assets and liabilities within a reporting unit are based on a net present value approach, which includes making assumptions and estimates in a number of areas, including future cash flows, cash flow periods, terminal values and discount rates. In estimating future cash flows, the Company uses its internal plans. These plans reflect management’s best estimates; however, they are subject to change as they involve inherent uncertainties that management may not be able to control. In addition, growth and profitability levels are compared to reporting unit peers. In estimating the fair value of a reporting unit, different ranges are used for future cash flow periods as well as for terminal growth rates, depending on the Business Group. A discount rate of 8.5%, which is the Company’s estimated weighted-average cost of capital for 2006, is used for all reporting units. A variance in the estimated weighted-average cost of capital could have a significant impact on the amount of the goodwill impairment charge recorded, and actual results could differ significantly from those estimates. No impairment was recorded in 2006. In 2005, an impairment charge of $122 million was identified in the Global Beauty Packaging reporting unit. In 2004, an impairment loss of $154 million relating to several fabricating facilities in the Engineered Products Business Group, mainly in Europe, was recognized.

Income Taxes

The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in the Company’s Financial Statements. In determining a provision for income taxes, the Company interprets tax legislation in a variety of jurisdictions and makes assumptions about the expected timing of the reversal of future tax assets and liabilities. Income tax assets and liabilities, both current and deferred, are measured according to the enacted income tax legislation that is expected to apply when the asset is realized or the liability settled. The Company records a valuation allowance on deferred tax assets when it is more likely than not that the asset will not be realized. The Company must use judgment in assessing the potential for future recoverability, while at the same time considering past experience. The Company’s conclusion of whether it is more likely than not that deferred assets will be realized includes making assessments of expectations of future taxable income. All available evidence is considered in determining the amount of a valuation allowance. If the Company’s interpretations differ from those of tax authorities or judgments with respect to tax losses change, the income tax provision could increase or decrease, potentially significantly, in future periods.

Business Combinations

The Company accounts for business acquisitions using the purchase method. Under this method, the cost of a purchase is allocated to the estimated fair values of the net assets acquired. When the Company completes an acquisition towards the end of its fiscal year or the acquired enterprise is very large, the Company makes tentative estimates of the fair values of the net assets acquired as it is still in the process of gathering all the relevant data. Accordingly, the final fair values of the net assets acquired could differ materially from the tentative amounts. Changes from the tentative amounts could have a significant impact on the Company’s net income, including depreciation and amortization, and income taxes. In the case of the Pechiney acquisition completed on 15 December 2003 the significant elements for which the fair values differed from the tentative amounts included property, plant and equipment, goodwill and deferred charges and other assets. The Company completed the final valuation of Pechiney’s net assets in the fourth quarter of 2004.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The impact of a 10% increase in interest rates on the Company’s variable rate debt outstanding and on the fixed rate debt outstanding that has been converted to variable rate debt through interest rate swaps at 31 December 2006 and 31 December 2005, net of its invested surplus cash and time deposits at 31 December 2006 and 31 December 2005, would be to reduce net income by $7 million and $4 million, respectively for the variable rate debt and would be to reduce net income by $2 million and nil, respectively for the fixed rate debt converted to variable rate debt through interest rate swaps. The Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 2 — Summary of Significant Accounting Policies to the Financial Statements, prepared in accordance with US GAAP.

Currency Legend:
BRL	Brazilian Real
CAD	Canadian Dollar
CHF	Swiss Franc
CZK	Czech Koruna
DKK	Denmark Kroner
EUR	Euros
GBP	UK Pound
ISK	Iceland Kronur
JPY	Japanese Yen
MXN	Mexican Peso
PLN	Polish Zloty
USD	US Dollar

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward contracts) outstanding as at 31 December 2006.

				2009 to 2012		Total Nominal
		2007	2008	and Thereafter		Amount	Fair Value
		(In US$ millions, except average contract rates)
FORWARD CONTRACTS

To buy USD against the foreign currency
CHF	Nominal amount	7	—	1	*	8	—
	Average contract rate	1.221	—	1.166	*
CAD	Nominal amount	2	—	—		2	—
	Average contract rate	1.156	—	—
JPY	Nominal amount	11	—	—		11	—
	Average contract rate	113.4	—	—
MXN	Nominal amount	9	1	—		10	—
	Average contract rate	10.90	11.29	—
DKK	Nominal amount	1	—	—		1	—
	Average contract rate	5.788	—	—
ISK	Nominal amount	1	—	—		1	—
	Average contract rate	69.52	—	—
NZD	Nominal amount	2	—	—		2	—
	Average contract rate	1.538	—	—

						2012 and
			2009	2010	2011	Thereafter

*	To buy USD against the foreign currency
	CHF	Nominal amount	1	—	—	—
		Average contract rate	1.166	—	—	—

				2009 to 2012		Total Nominal
		2007	2008	and Thereafter		Amount	Fair Value
		(In US$ millions, except average contract rates)
FORWARD CONTRACTS (Cont’d)

To sell USD against the foreign currency
GBP	Nominal amount	2	—	—		2	—
	Average contract rate	0.511	—	—
BRL	Nominal amount	46	—	—		46	8
	Average contract rate	2.669	—	—
CHF	Nominal amount	20	—	—		20	—
	Average contract rate	1.214	—	—
ISK	Nominal amount	4	—	—		4	—
	Average contract rate	69.32	—	—
CAD	Nominal amount	4	—	—		4	—
	Average contract rate	1.155	—	—

To buy EUR against the foreign currency
USD	Nominal amount	63	—	—		63	4
	Average contract rate	1.248	—	—
GBP	Nominal amount	7	—	—		7	—
	Average contract rate	0.678	—	—
JPY	Nominal amount	12	—	—		12	1
	Average contract rate	148.5	—	—
CAD	Nominal amount	2	—	—		2	—
	Average contract rate	1.525	—	—
PLN	Nominal amount	4	—	—		4	—
	Average contract rate	3.958	—	—

To sell EUR against the foreign currency
USD	Nominal amount	276	13	5	*	294	(5)
	Average contract rate	1.308	1.113	1.358	*
GBP	Nominal amount	3	—	—		3	—
	Average contract rate	0.674	—	—
CHF	Nominal amount	22	4	—		26	(1)
	Average contract rate	1.561	1.506	—
CZK	Nominal amount	12	—	—		12	—
	Average contract rate	28.24	—	—

To buy GBP against the foreign currency
JPY	Nominal amount	2	—	—		2	—
	Average contract rate	206.7	—	—

To sell GBP against the foreign currency
CHF	Nominal amount	11	—	—		11	—
	Average contract rate	2.381	—	—

						2012 and
			2009	2010	2011	Thereafter

To sell EUR against the foreign currency
*	USD	Nominal amount	1	1	1	2
		Average contract rate	1.333	1.349	1.360	1.381

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward and option contracts) outstanding as at 31 December 2005.

				2008 to 2011	Total Nominal
		2006	2007	and Thereafter	Amount	Fair Value
		(In US$ millions, except average contract rates)
FORWARD CONTRACTS

To buy USD against the foreign currency
CHF	Nominal amount	26	—	—	26	1
	Average contract rate	1.233	—	—
GBP	Nominal amount	8	—	—	8	—
	Average contract rate	0.576	—	—
JPY	Nominal amount	7	—	—	7	—
	Average contract rate	111.8	—	—
NZD	Nominal amount	3	—	—	3	—
	Average contract rate	1.464	—	—

To sell USD against the foreign currency
AUD	Nominal amount	172	—	—	172	(4)
	Average contract rate	1.336	—	—
GBP	Nominal amount	32	—	—	32	(1)
	Average contract rate	0.572	—	—
BRL	Nominal amount	23	42	—	65	2
	Average contract rate	2.507	2.669	—
ISK	Nominal amount	7	—	—	7	—
	Average contract rate	63.86	—	—
CHF	Nominal amount	10	—	—	10	—
	Average contract rate	1.316	—	—
Other	Nominal amount	3	—	—	3	—

To buy EUR against the foreign currency
USD	Nominal amount	657	20	—	677	7
	Average contract rate	1.187	1.201	—
GBP	Nominal amount	34	1	—	35	—
	Average contract rate	0.692	0.694	—
JPY	Nominal amount	6	—	—	6	—
	Average contract rate	137.8	—	—
CAD	Nominal amount	4	2	—	6	(1)
	Average contract rate	1.490	1.525	—
Other	Nominal amount	3	—	—	3	—

				2008 to 2011		Total Nominal
		2006	2007	and Thereafter		Amount	Fair Value
FORWARD CONTRACTS (Cont’d)

To sell EUR against the foreign currency
USD	Nominal amount	607	24	15	*	646	2
	Average contract rate	1.207	1.223	1.179	*
CHF	Nominal amount	44	5	4	**	53	(1)
	Average contract rate	1.524	1.522	1.506	**
GBP	Nominal amount	8	—	—		8	—
	Average contract rate	0.679	—	—
Other	Nominal amount	3	—	—		3	—

To buy CHF against the foreign currency
GBP	Nominal amount	6	—	—		6	—
	Average contract rate	0.442	—	—
JPY	Nominal amount	3	—	—		3	—
	Average contract rate	88.59	—	—
Other	Nominal amount	1	—	—		1	—

To sell CHF against the foreign currency
CZK	Nominal amount	3	—	—		3	—
	Average contract rate	18.62	—	—

OPTIONS
To sell EUR against the foreign currency
USD	Nominal amount	119	20	—		139	—
	Average contract rate	1.328	1.320	—

						2011 and
			2008	2009	2010	Thereafter

To sell EUR against the foreign currency
*	USD	Nominal amount	11	1	1	2
		Average contract rate	1.113	1.333	1.349	1.374
**	CHF	Nominal amount	4	—	—	—
		Average contract rate	1.506	—	—	—

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to buy or sell goods and services would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited, except for a small trading portfolio not exceeding $50 million. For accounting policies relating to currency contracts, see note 2 — Summary of Significant Accounting Changes to the Financial Statements, prepared in accordance with US GAAP.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and options contracts outstanding at 31 December 2006 would be to increase net income over the period ending 31 December 2008 by approximately $86 million ($85 million in 2007 and $1 million in 2008). The $86 million increase reflects a 10% reduction from the 31 December 2006, three-month LME aluminum closing price of $2,803 per tonne and assumes an equal 10% drop has occurred throughout the aluminum forward price curve existing as at 31 December

2006. As of 31 December 2005, such sensitivity would have increased net income over the period ending 31 December 2007 by $106 million ($64 million in 2006 and $42 million in 2007). The Company’s aluminum forward contract positions, producing the above results, are entered into to hedge anticipated future sales of metal. Consequently, any negative impact of movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales being hedged. The effect of a reduction of 10% in aluminum prices on the Company’s anticipated sales and purchases of aluminum is excluded from the sensitivity analysis above. Transactions in metal-related financial instruments for which there is no underlying metal price exposure to the Company are prohibited, except for a small trading portfolio of metal forwards not exceeding 25,000 tonnes.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Responsibility for the Annual Report

Alcan’s management is responsible for the preparation, integrity and fair presentation of the Financial Statements and other information in the Annual Report. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where appropriate, estimates based on the best judgment of management. Financial and operating data elsewhere in the Annual Report are consistent with that contained in the accompanying Financial Statements.

Alcan’s policy is to maintain systems of internal accounting, administrative and disclosure controls of high quality consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company’s systems of internal accounting, administrative and disclosure controls through its Audit Committee, which is comprised of Directors who are not employees. The Audit Committee meets regularly with representatives of the shareholders’ independent auditors and management, including internal audit staff, to satisfy themselves that the policy above is being followed. In addition, a Disclosure Committee of management has been established to manage disclosure of corporate information and oversee the functioning of the Company’s disclosure controls and procedures.

The Audit Committee has recommended the appointment of PricewaterhouseCoopers LLP as the independent auditors, subject to approval by the shareholders.

The Financial Statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the Financial Statements have been audited by PricewaterhouseCoopers LLP, whose report is provided on pages 83 and 84.

((Signature))
Richard B. Evans,
President and Chief Executive Officer

((Signature))
Michael Hanley,
Executive Vice-President and Chief Financial Officer

1 March 2007

Management’s Report on Internal Control over Financial Reporting

Management of Alcan is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15a-15(d) under the Securities Exchange Act of 1934). Alcan’s internal control over financial reporting is a process designed under the supervision of Alcan’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Financial Statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of 31 December 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of 31 December 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of 31 December 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 83 and 84.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Alcan Inc.

We have audited the accompanying consolidated balance sheets of Alcan Inc. (the Company) as at 31 December 2006, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended 31 December 2006. We have also audited the effectiveness of the Company’s internal control over financial reporting as at 31 December 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof, included in the accompanying Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for these Financial Statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Alcan’s 2006, 2005 and 2004 consolidated Financial Statements, an opinion on management’s assessment as at 31 December 2006 and an opinion on the effectiveness of the Company’s internal control over financial reporting as at 31 December 2006 based on our audits.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Financial Statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the Financial Statements.

We conducted our audits of the Company’s Financial Statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit of Financial Statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. A Financial Statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall Financial Statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as at 31 December 2006, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended 31 December 2006 in accordance with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of 31 December 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at 31 December 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

As discussed in Note 3 to the consolidated Financial Statements, the Company changed the manner in which it accounts for its benefit plans and stock-based compensation in 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

((Signature))

PricewaterhouseCoopers LLP
Chartered Accountants

Montreal, Quebec
1 March 2007

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31
	2006	2005	2004
	(In millions of US$, except
	per share amounts)

Sales and operating revenues	23,641	20,320	24,948
Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below	17,990	16,135	20,270
Depreciation and amortization (NOTE 7)	1,043	1,080	1,337
Selling, administrative and general expenses	1,475	1,402	1,615
Research and development expenses	220	227	239
Interest	284	350	346
Restructuring charges — net (NOTE 8)	179	685	87
Goodwill impairment (NOTE 7)	—	122	154
Other expenses (income) — net (NOTE 14)	77	(4)	321

	21,268	19,997	24,369

Income from continuing operations before income taxes and other items	2,373	323	579
Income taxes (NOTE 9)	665	257	375

Income from continuing operations before other items	1,708	66	204
Equity income (NOTE 10)	85	88	54
Minority interests	(7)	1	(15)

Income from continuing operations	1,786	155	243
Income (Loss) from discontinued operations (NOTE 4)	4	(26)	15

Income before cumulative effect of accounting change	1,790	129	258
Cumulative effect of accounting change, net of income taxes of $2 (nil in 2005 and 2004) (NOTE 3)	(4)	—	—

Net income	1,786	129	258
Dividends on preference shares	11	7	6

Net income attributable to Common Shareholders	1,775	122	252

Earnings (Loss) per Share (NOTE 5)
Basic
Income from continuing operations	4.75	0.40	0.64
Income (Loss) from discontinued operations	0.01	(0.07)	0.05
Cumulative effect of accounting change	(0.01)	—	—

Net income per Common Share — basic	4.75	0.33	0.69

Diluted
Income from continuing operations	4.74	0.40	0.64
Income (Loss) from discontinued operations	0.01	(0.07)	0.05
Cumulative effect of accounting change	(0.01)	—	—

Net income per Common Share — diluted	4.74	0.33	0.69

Dividends per Common Share	0.70	0.60	0.60

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	As at December 31
	2006	2005	2004
	(In millions of US$, except
	where indicated)

ASSETS
Current assets
Cash and time deposits	229	181	184
Trade receivables (net of allowances of $58 in 2006, $56 in 2005 and $99 in 2004) (NOTES 12 and 13)	2,910	2,308	3,247
Other receivables	1,195	946	936
Deferred income taxes (NOTE 9)	152	150	214
Inventories (NOTE 15)	3,186	2,734	4,040
Current assets held for sale (NOTE 4)	5	119	791

Total current assets	7,677	6,438	9,412

Deferred charges and other assets (NOTE 16)	1,087	1,052	1,130
Investments (NOTE 17)	1,509	1,511	1,747
Deferred income taxes (NOTE 9)	989	863	870
Property, plant and equipment (NOTE 18)
Cost (excluding construction work in progress)	18,698	16,990	21,595
Construction work in progress	2,294	1,604	1,177
Accumulated depreciation	(8,592)	(7,561)	(9,478)

	12,400	11,033	13,294

Intangible assets, net of accumulated amortization of $346 in 2006, $233 in 2005 and $172 in 2004 (NOTE 7)	676	1,013	1,230
Goodwill (NOTE 7)	4,599	4,713	5,496
Long-term assets held for sale (NOTE 4)	2	15	162

Total assets	28,939	26,638	33,341

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET — (Continued)

	As at December 31
	2006	2005	2004
	(In millions of US$, except
	where indicated)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Payables and accrued liabilities	5,430	4,608	5,843
Short-term borrowings	467	348	2,486
Debt maturing within one year (NOTE 22)	36	802	569
Deferred income taxes (NOTE 9)	46	25	23
Current liabilities of operations held for sale (NOTE 4)	—	62	335

Total current liabilities	5,979	5,845	9,256

Debt not maturing within one year (NOTES 22 and 29)	5,476	5,265	6,345
Deferred credits and other liabilities (NOTE 21)	1,787	1,608	1,521
Post-retirement benefits (NOTE 31)	3,381	3,037	3,465
Deferred income taxes (NOTE 9)	1,151	1,172	1,543
Long-term liabilities of operations held for sale (NOTE 4)	—	—	249
Minority interests	71	67	236
Shareholders’ equity
Redeemable non-retractable preference shares, issuable in series; unlimited number of shares authorized (NOTE 23):
Series C: stated value $106, number of shares authorized 5,700,000; outstanding 5,699,900 in 2006; 5,699,900 in 2005 and 5,700,000 in 2004	106	106	106
Series E: stated value $54, number of shares authorized 3,000,000; outstanding 2,999,000 in 2006; 2,999,000 in 2005 and 3,000,000 in 2004	54	54	54
Common Shareholders’ equity
Common Shares, unlimited number of shares authorized, outstanding (in thousands) 366,728 in 2006; 371,921 in 2005 and 369,930 in 2004 (NOTE 24)	6,235	6,181	6,670
Additional paid-in capital (NOTE 25)	672	683	112
Retained earnings (NOTE 26)	4,281	3,048	3,362
Common Shares held by a Subsidiary (NOTE 24)	(31)	(31)	(35)
Accumulated other comprehensive income (loss)	(223)	(397)	457

	10,934	9,484	10,566

	11,094	9,644	10,726

Commitments and contingencies (NOTE 27)
Total liabilities and shareholders’ equity	28,939	26,638	33,341

Approved by the Board:

((Signature))
Richard B. Evans,
Director

((Signature))
L. Denis Desautels,
Director

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In millions of US$)

OPERATING ACTIVITIES
Net income	1,786	129	258
Cumulative effect of accounting change	4	—	—
Loss (Income) from discontinued operations	(4)	26	(15)

Income from continuing operations	1,786	155	243
Adjustments to determine cash from operating activities:
Depreciation and amortization	1,043	1,080	1,337
Deferred income taxes	367	123	45
Equity income, net of dividends	15	(33)	(16)
Asset impairment charges	84	428	100
Goodwill impairment	—	122	154
Stock option expense	40	19	11
Gain on disposals of businesses and investments — net	(6)	(32)	(47)
Change in operating working capital
Change in receivables	(443)	(331)	(437)
Change in inventories	(263)	(6)	24
Change in payables and accrued liabilities	138	(51)	214
Change in deferred charges, other assets, deferred credits and other liabilities, and post-retirement benefits — net	377	81	36
Other — net	(98)	(20)	75

Cash from operating activities in continuing operations	3,040	1,535	1,739
Cash from operating activities in discontinued operations	9	27	113

Cash from operating activities	3,049	1,562	1,852

FINANCING ACTIVITIES
Proceeds from issuance of new debt — net of issuance costs	479	1,272	1,768
Debt repayments	(1,096)	(1,695)	(1,615)
Short-term borrowings — net	77	(2,056)	(540)
Common Shares issued	162	62	96
Common Shares purchased for cancellation	(466)	—	—
Dividends
— Alcan shareholders (including preference)	(267)	(224)	(223)
— Minority interests	(2)	(2)	(13)
Other	2	(4)	(11)

Cash used for financing activities in continuing operations	(1,111)	(2,647)	(538)
Cash used for financing activities in discontinued operations	—	(55)	(38)

Cash used for financing activities	(1,111)	(2,702)	(576)

INVESTMENT ACTIVITIES
Purchase of property, plant and equipment	(2,081)	(1,742)	(1,269)
Business acquisitions and purchase of investments, net of cash and time deposits acquired (NOTE 19)	(201)	(112)	(466)
Net proceeds from disposal of businesses, investments and other assets	307	266	35
Settlement of amounts due from Novelis (NOTE 6)	—	2,535	—
Other	66	—	(8)

Cash from (used for) investment activities in continuing operations	(1,909)	947	(1,708)
Cash from (used for) investment activities in discontinued operations	5	60	(22)

Cash from (used for) investment activities	(1,904)	1,007	(1,730)

Effect of exchange rate changes on cash and time deposits	14	(26)	16

Increase (Decrease) in cash and time deposits	48	(159)	(438)
Cash and time deposits — beginning of year	181	340	778

Cash and time deposits — end of year in continuing operations	229	181	184
Cash and time deposits — end of year in current assets held for sale (NOTE 4)	—	—	156

Cash and time deposits — end of year	229	181	340

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31
		Preference				Common	Accumulated
		Shares –		Additional		Shares Held	Other	Total
	Comprehen-	Series C	Common	Paid-In	Retained	by a	Comprehensive	Shareholders’
	sive Income	and E	Shares	Capital	Earnings	Subsidiary	Income (Loss)	Equity
	(In millions of US$)

Balance at end of 2003		160	6,461	128	3,331	(56)	253	10,277
Net income — 2004	258				258			258
Other comprehensive income:
Net change in deferred translation adjustments	454
Net change in excess of market value over book value of “available-for-sale” securities	2
Reclassification to net income	—
Net change in minimum pension liability — net of taxes of $82	(200)
Net change in unreleased gains and
losses on derivatives — net of taxes of $24:
Net change from periodic revaluations	(65)
Net amount reclassified to income	13						204	204

Comprehensive income	462

Dividends:
Preference					(6)			(6)
Common					(221)			(221)
Stock option expense				11				11
Exercise of stock options			27	(27)				—
Common Shares held by a Subsidiary						21		21
Common Shares issued for cash:
Executive Share option plan			60					60
Share purchase plan			24					24
Liquidity Agreement			12					12
Common Shares issued under the dividend reinvestment plan			4					4
Common Shares issued in exchange for tendered Pechiney securities			82					82

Balance at end of 2004		160	6,670	112	3,362	(35)	457a	10,726

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY — (Continued)

	Year Ended December 31
		Preference				Common	Accumulated
		Shares –		Additional		Shares Held	Other		Total
	Comprehen-	Series C	Common	Paid-In	Retained	by a	Comprehensive		Shareholders’
	sive Income	and E	Shares	Capital	Earnings	Subsidiary	Income (Loss)		Equity
	(In millions of US$)

Spin-off of Novelis (NOTE 6)			(576)	572	(214)	4	(71)		(285)
Net income — 2005	129				129				129
Other comprehensive income:
Net change in deferred translation adjustments	(695)
Net change in excess of market value over book value of “available-for-sale” securities	(4)
Reclassification to net income	—
Net change in minimum pension liability — net of taxes of $21	67
Net change in unreleased gains and losses on derivatives — net of taxes of $78:
Net change from periodic revaluations	(196)
Net amount reclassified to income	45

Comprehensive income	(654)						(783)		(783)

Dividends:
Preference					(7)				(7)
Common					(222)				(222)
Stock option expense				19					19
Exercise of stock options			20	(20)					—
Common Shares issued for cash:
Executive Share option plan			46						46
Share purchase plan			12						12
Liquidity Agreement			4						4
Common Shares issued under the dividend reinvestment plan			5						5

Balance at end of 2005		160	6,181	683	3,048	(31)	(397	)b	9,644

The accompanying notes are an integral part of the consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY — (Continued)

	Year Ended December 31
		Preference				Common	Accumulated
		Shares –		Additional		Shares Held	Other		Total
	Comprehen-	Series C	Common	Paid-In	Retained	by a	Comprehensive		Shareholders’
	sive Income	and E	Shares	Capital	Earnings	Subsidiary	Income (Loss)		Equity
	(In millions of US$)

Novelis Spin-off (NOTE 24)					21		7		28
Net income — 2006	1,786				1,786				1,786
Other comprehensive income:
Net change in deferred translation adjustments	746
Net change in excess of market value over book value of “available-for-sale” securities	1
Reclassification to net income	—
Net change in minimum pension liability — net of taxes of $16	51
Net change in unreleased gains and losses on derivatives — net of taxes of $1:
Net change from periodic revaluations	(195)
Net amount reclassified to income	198

Comprehensive income	2,587						801		801

Unfunded status of pension and other postretirement plans (NOTE 31)							(634)		(634)
Dividends:
Preference					(11)				(11)
Common					(261)				(261)
Stock option expense				40					40
Exercise of stock options			51	(51)					—
Common Shares issued for cash:
Executive Share option plan			104						104
Share purchase plan			25						25
Liquidity Agreement			33						33
Common Shares issued under the dividend reinvestment plan			5						5
Common Shares purchased for cancellation (NOTE 24)			(164)		(302)				(466)

Balance at end of 2006		160	6,235	672	4,281	(31)	(223	)c	11,094

a.	Comprised of deferred translation adjustments of $1,063, unrealized gain on “available-for-sale” securities of $8, minimum pension liability of ($550) (net of tax of $238) and unreleased loss on derivatives of ($64) (net of tax of $30).

b.	Comprised of deferred translation adjustments of $264, unrealized gain on “available-for-sale” securities of $4, minimum pension liability of ($450) (net of tax of $202) and unreleased loss on derivatives of ($215) (net of tax of $109).

c.	Comprised of deferred translation adjustments of $1,017, unrealized gain on “available-for-sale” securities of $5, unfunded status of pensions and other postretirement plans of ($1,033) (net of tax of $467) and unreleased loss on derivatives of ($212) (net of tax of $110).

The accompanying notes are an integral part of the consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of US$, except where indicated)

1.  NATURE OF OPERATIONS

Alcan is engaged, together with its Subsidiaries, Joint Ventures and Related Companies, in a variety of aspects of the aluminum and packaging businesses on an international scale. Its operations include the mining and processing of bauxite, the basic aluminum ore; the refining of bauxite into smelter-grade and specialty alumina; the generation of electric power for use in smelting aluminum; the smelting of aluminum from alumina; the fabrication of aluminum, aluminum alloys and non-aluminum materials into semi-fabricated and finished products; the producing and converting of specialty packaging and packaging products for many industries including the food, pharmaceutical and medical, beauty and personal care, and tobacco sectors; the distribution and marketing of aluminum, non-aluminum and packaging products; and, in connection with its aluminum operations, the licensing of alumina and aluminum production technology and related equipment.

As at 31 December 2006, Alcan, together with its Subsidiaries, Joint Ventures and Related Companies, had bauxite holdings in five countries, produced alumina in five countries, smelted primary aluminum in 11 countries, had engineered products plants in 12 countries, had packaging facilities in 30 countries and had sales outlets and maintained warehouse inventories in the larger markets of the world. Alcan also operated a global transportation network that included the operation of bulk cargo vessels, port facilities and freight trains.

Spin-off of Rolled Products Businesses — Basis of Presentation

On 6 January 2005, Alcan completed the Novelis Inc. (Novelis) Spin-off, as described in note 6 — Spin-off of Rolled Products Businesses. Prior to the spin-off, these businesses were owned by Alcan. Alcan’s consolidated Financial Statements as at and for the year ended 31 December 2004 include the assets, liabilities, results of operations and cash flows of businesses transferred to Novelis. The results of operations and cash flows of the businesses transferred to Novelis have been included in continuing operations in 2004. Alcan’s consolidated Financial Statements as at and for the year ended 31 December 2005 exclude the assets, liabilities, results of operations and cash flows of businesses transferred to Novelis. Management concluded that all income earned and cash flows generated by Novelis entities from 1 to 5 January 2005, were insignificant, except as described in note 6 — Spin-off of Rolled Products Businesses. See note 6 — Spin-off of Rolled Products Businesses for Alcan’s unaudited pro forma condensed consolidated financial information, giving effect to the Novelis Spin-off.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of Financial Statements in conformity with US GAAP requires management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

All business combinations are accounted for using the purchase method. Under the purchase method, assets and liabilities of the acquired entity are recorded at fair value. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill.

Principles of Consolidation and Other Investments

The consolidated Financial Statements include the accounts of Subsidiaries that are controlled by Alcan, all of which are majority owned, and the accounts of variable interest entities for which Alcan is the primary beneficiary. Investments in entities over which Alcan has significant influence are accounted for using the equity method. Under the equity method, Alcan’s investment is increased or decreased by Alcan’s share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in Joint Ventures over which Alcan has an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

undivided interest in the assets and liabilities are consolidated to the extent of Alcan’s ownership or participation in the assets and liabilities. All other investments in Joint Ventures are accounted for using the equity method. Investments for which there is an active market available are accounted for as available-for-sale. Other investments are accounted for using the cost method. Under the cost method, dividends received are recorded as income.

Intercompany balances and transactions, including profits in inventories, are eliminated in the consolidated Financial Statements.

Foreign Currency

The assets and liabilities of foreign operations, whose functional currency is other than the US dollar (located principally in Europe and Asia), are translated into US dollars at the year-end exchange rates. Revenues and expenses are translated at average exchange rates for the year. Differences arising from exchange rate changes are included in the Deferred translation adjustments (DTA) component of Accumulated other comprehensive income. If there is a reduction in the Company’s ownership in a foreign operation, the relevant portion of DTA is recognized in Other expenses (income) — net.

All other operations, including most of those in Canada, have the US dollar as the functional currency. For these operations, monetary items denominated in currencies other than the functional currency of the operation are remeasured at period-end exchange rates and gains and losses are included in income. Non-monetary items are remeasured at historical rates.

The Company has entered into foreign currency contracts and options to hedge certain future, identifiable foreign currency revenue and operating cost exposures. All such contracts are reported at fair value on the consolidated balance sheet. For contracts qualifying and designated as cash flow hedges, the effective portion of the changes in fair value is recorded in Other comprehensive income and reclassified to Sales and operating revenues, Cost of sales and operating expenses, or Depreciation and amortization, as applicable, concurrently with the recognition of the item being hedged or in the period that the derivatives no longer qualify as cash flow hedges. The portion of the change in the contract’s fair value that is not effective at offsetting the hedged exposure is recorded in Other expenses (income) — net. For contracts qualifying as fair value hedges, changes in fair value are recorded in the statement of income together with the changes in the fair value of the hedged item. For contracts not qualifying for hedge accounting, changes in fair value are recorded in Other expenses (income) — net.

Foreign currency forward contracts and swaps are also used to hedge certain foreign currency denominated debt and intercompany foreign currency denominated loans. Changes in the fair value of these contracts are recorded in Other expenses (income) — net concurrently with the changes in the fair value of the foreign currency denominated debt and intercompany foreign currency denominated loans being hedged.

Prior to December 2005, the Company had entered into forward exchange contracts to hedge its ownership interest in certain subsidiaries denominated in foreign currencies. All such contracts were reported at fair value on the consolidated balance sheet. Changes in fair value were reported in the DTA component of Accumulated other comprehensive income concurrently with translation exchange gains and losses related to the equity being hedged. In December 2005, the Company discontinued this hedging relationship. See note 29 — Financial Instruments and Commodity Contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

For technology sales contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, the Company applies the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and evaluates each deliverable to determine whether it represents a separate unit of accounting. Technology sales contracts generally have four deliverables: technology license, engineering documentation packages, supervision services and training services. Revenues from the technology license and the engineering documentation packages, which are considered one unit of accounting, are recognized in full once the final engineering documentation package is delivered, provided there are no substantive remaining performance obligations. Revenues from the supervision services and training services, which are each considered a separate unit of accounting, are recognized on an as-performed basis using the proportional performance method.

The Company reports trading revenues and costs for aluminum contracts on a net basis in Sales and operating revenues rather than on a gross basis. This applies only to those third-party metal sales contracts sourced from third parties. For the year ended 31 December 2006, this accounting treatment reduced Sales and operating revenues by $521 (2005: $1,740; 2004: $1,193), Cost of sales and operating expenses by $521 (2005: $1,749; 2004: $1,182), and increased (reduced) Other expenses (income) — net by nil (2005: $9; 2004: ($11)).

Shipping and Handling Costs

Amounts charged to customers related to shipping and handling are included in Sales and operating revenues, and related shipping and handling costs are recorded in Cost of sales and operating expenses.

Commodity Contracts and Options

Generally, all of the forward metal contracts and options that the Company has entered into serve to hedge certain future identifiable aluminum price exposures. For these contracts, the fair values of the derivatives are recorded on the consolidated balance sheet. For contracts qualifying and designated as cash flow hedges, the effective portions of the changes in fair value are recorded in Other comprehensive income and are reclassified, together with related hedging costs, to Sales and operating revenues or Cost of sales and operating expenses, concurrently with the recognition of the underlying item being hedged or in the period that the derivatives no longer qualify as cash flow hedges. The portion of the change in the contract’s fair value that is not effective at offsetting the hedged exposure is recorded in Other expenses (income) — net. For contracts not qualifying as hedges, changes in fair value are recorded in Other expenses (income) — net.

Any oil, natural gas and electricity futures contracts, swaps and options serve to hedge certain future identifiable energy price exposures. For these contracts, the fair values of the derivatives are recorded on the consolidated balance sheet. For contracts qualifying and designated as cash flow hedges, the effective portions of the changes in the fair value are recorded in Other comprehensive income and are reclassified to the statement of income concurrently with the recognition of the underlying item being hedged or in the period that the derivatives no longer qualify as cash flow hedges. The portion of the change in the contract’s fair value that is not effective at offsetting the hedged exposure is recorded in Other expenses (income) — net. For contracts not qualifying for hedge accounting, changes in fair value are recorded in Other expenses (income) — net.

Certain physical aluminum purchase and sales contracts with third parties that are derivatives are considered to be held for trading purposes. These contracts, as well as related aluminum forward contracts are recorded at fair value on the balance sheet. Changes in fair value are recorded on a net basis in Sales and operating revenues.

In circumstances where the Company’s physical purchase or sale contracts for a commodity contain derivative characteristics, these contracts, excluding those considered to be derivatives held for trading purposes, are generally not recorded at fair value as they involve quantities that are expected to be used or sold in the normal course of business over a reasonable period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage its exposure to fluctuations in interest rates on its long-term debt. These swaps are recorded at fair value in the Financial Statements and all changes in fair value are recorded in Other expenses (income) — net.

For interest rate derivatives designated as fair value hedges of the underlying debt, the fair values of the derivatives and the adjustment to the fair value of the underlying debt are reported in Deferred charges and other assets or Deferred credits and other liabilities and in Debt not maturing within one year. Changes in the fair values of these derivatives and underlying debt generally offset and are recorded in Other expenses (income) — net. The adjustment to interest expense for the difference between the fixed and floating interest rate is recorded in Interest.

Inventories

Inventories are stated at cost (determined for the most part on the monthly average cost method) or net realizable value, whichever is lower. Cost includes material, labour and manufacturing overhead costs.

Capitalization of Interest Costs

The Company capitalizes interest costs associated with the financing of major capital expenditures up to the time the asset is ready for its intended use.

Sale of Receivables

When the Company sells certain receivables, it retains servicing rights and provides limited recourse, which constitutes retained interests in the sold receivables. No servicing asset or liability is recognized in the Financial Statements as the fees received by the Company reflect the fair value of the cost of servicing these receivables. The related purchase discount is included in Other expenses (income) — net.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Additions, improvements and major renewals are capitalized; maintenance and repair costs are expensed. Depreciation is calculated on the straight-line method using rates based on the estimated useful lives of the respective assets. The principal rates range from 2% to 10% for buildings and structures, 1% to 4% for power assets and 3% to 20% for chemical, smelter and fabricating assets. Gains or losses from the sale of assets are included in Other expenses (income) — net.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss is recognized when the carrying amount of the assets exceeds the future undiscounted cash flows expected from the asset. Any impairment loss is measured as the amount by which the carrying amount exceeds the fair value. Such evaluations for impairment are significantly affected by estimates of future prices for the Company’s product, capital needs, economic trends in the market and other factors. Quoted market values are used whenever available to estimate fair value. When quoted market values are unavailable, the fair value of the long-lived asset is generally based on estimates of discounted expected net cash flows. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell and are not depreciated while classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Goodwill

Goodwill is tested for impairment on an annual basis at the reporting unit level and is also tested for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. Fair value is determined using discounted cash flows.

Intangible Assets

Intangible assets are primarily trademarks and patented and non-patented technology, purchase contracts and customer contracts all of which have finite lives. Intangible assets are recorded at cost less accumulated amortization and are amortized over their useful life, which is generally 15 years, using the straight-line method of amortization. Prior to 2006, intangible assets also include prior service costs related to the minimum pension liability. In 2006, these costs are excluded due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. See note 3 — Accounting Changes.

Legal Claims

Accruals for legal claims are made when it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

Asset Retirement Obligations

Environmental costs for legal obligations associated with the retirement of a tangible long-lived asset that result from its acquisition, construction, development or normal operation are recorded as asset retirement obligations.

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. Under these standards, the Company recognizes liabilities, at fair value, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized. These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries, the disposal of certain of its spent potlining associated with smelter facilities and certain closed sites.

Environmental Costs and Liabilities

Environmental costs that are not legal asset retirement obligations are expensed or capitalized, as appropriate, generally on an undiscounted basis. Environmental expenditures of a capital nature that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent environmental contamination that has yet to occur are included in Property, plant and equipment and are depreciated generally over the remaining useful life of the underlying asset. Expenditures relating to existing conditions caused by past operations, and which do not contribute to future revenues, are expensed when probable and estimable and are normally included in Cost of sales and operating expenses except for large, unusual amounts, which are included in Other expenses (income) — net. Recoveries relating to environmental liabilities are recorded when received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Pensions and Post-Retirement Benefits

The Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions and, beginning 31 December 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). Other post-retirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and, beginning 31 December 2006, SFAS No. 158. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

Stock Options and Other Stock-Based Compensation

The Company accounts for its stock options granted under the share option plan using the fair value provisions of SFAS No. 123(R), Share-Based Payment. Under the fair value method, stock-option expense is recognized in the statement of income over the requisite service period. Compensation expense is recognized immediately for options that vest within the reporting period. When stock options are exercised, the consideration paid by employees, together with the applicable amount in additional paid-in capital, is credited to Common Shares. Effective 1 January 2006, other stock-based compensation arrangements, which can be settled in cash, are considered liability-classified awards, and are measured at fair value on the grant date and remeasured at each reporting period until the award is settled. Compensation cost is adjusted each reporting period for changes in fair value pro-rated for the portion of the requisite service period rendered. Once vested, compensation expense or income is immediately recognized for any change in fair value. The majority of stock-based compensation expense is recorded in Selling, administrative and general expenses.

Income Taxes

The Company uses the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases. This approach also requires the recognition of deferred tax assets for operating loss carryforwards and tax credit carryforwards.

The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax liabilities or assets are expected to be recovered or settled. The Company records a valuation allowance on deferred tax assets when it is not more likely than not that the assets will be realized. The Company uses judgment in assessing the potential for future recoverability, while at the same time considering past experience. The Company’s conclusion of whether it is more likely than not that deferred assets will be realized includes making assessments of expectations of future taxable income. All available evidence is considered in determining the amount of a valuation allowance.

The Company is subject to income taxes in Canada and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In accordance with the requirements of SFAS No. 5, Accounting for Contingencies, the Company establishes tax reserves and interest thereon when, despite the Company’s belief that the tax return positions are fully supportable, the Company expects that certain of these positions will be challenged, and that the Company may not succeed in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

defending its positions. The Company believes that the accruals for tax liabilities reflect the probable outcome of all material tax contingencies.

Investment tax credits are accounted for as a reduction in income tax expense.

Cash and Time Deposits

All time deposits have original maturities of 90 days or less and qualify as cash equivalents.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade receivables balance. Management determines the allowance based on known doubtful accounts, historical experience, and other currently available evidence.

Guarantees

The Company follows the recognition and measurement provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The provisions are applied on a prospective basis to guarantees issued or modified after 31 December 2002. Under FIN 45, guarantees issued after 31 December 2002, are recorded as a liability equal to the fair value of the obligation at the inception of the guarantee. See note 27 — Commitments and Contingencies.

Recently Issued Accounting Standards

FIN 48 — Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIN 48 also provides guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 is effective for fiscal years beginning after 15 December 2006. The Company is currently evaluating the impact of this interpretation on its Financial Statements.

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after 15 November 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year of adoption. The Company is currently evaluating the impact of this standard on its Financial Statements.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective on 1 January 2008. The Company is currently evaluating the impact of this standard on its Financial Statements.

SFAS No. 156 — Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The new standard, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. If an entity uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities, it can simplify its accounting since SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after 15 September 2006. The Company does not expect its Financial Statements to be significantly affected by this statement.

3.  ACCOUNTING CHANGES

SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Effective 31 December 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R). The standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income and to recognize changes in that funded status in the year in which the changes occur. SFAS No. 158 also expands the required annual disclosures. Prior years have not been restated and are not comparable. This standard does not impact the consolidated statement of income. See note 31 — Post-Retirement Benefits for the incremental effect on the Company’s consolidated balance sheet of applying SFAS No. 158.

SFAS No. 123(R) — Share-Based Payment

On 1 January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the Financial Statements based on their fair values. The fair value of options granted after 1 January 2006 is determined using the Monte Carlo simulation model, whereas the fair value of options granted prior to that date was determined using the Black-Scholes valuation model. The Company had previously adopted the fair-value based method of accounting for stock options under SFAS No. 123 using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, effective 1 January 2004. This method is accepted under SFAS No. 123(R). The effect of applying the original provisions of SFAS No. 123 is a decrease in pre-tax compensation expense of $10 in 2006.

On 1 January 2006, the Company recorded an after-tax charge of $4, using the modified prospective application method, in Cumulative effect of accounting change, to record all outstanding liability awards, previously measured at their intrinsic value, at their fair value. See note 25 — Stock Options and Other Stock-Based Compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

3.  ACCOUNTING CHANGES — (Continued)

SFAS No. 151 — Inventory Costs

On 1 January 2006, the Company adopted the provisions of SFAS No. 151, Inventory Costs, on a prospective basis. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that these expenses may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard did not impact the Company’s Financial Statements.

SAB 108 — Guidance for Quantifying Financial Statement Misstatements

Effective 31 December 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108 (SAB 108), Guidance for Quantifying Financial Statement Misstatements. In SAB 108, the SEC staff establishes an approach that requires quantification of Financial Statement errors based on the effects of the error on each of the Company’s Financial Statements and the related Financial Statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the “iron-curtain” and the “roll-over” methods. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet. The adoption of this bulletin did not impact the Company’s Financial Statements.

SFAS No. 154 — Accounting Changes and Error Corrections

On 1 January 2006, the Company adopted the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior periods’ Financial Statements of a voluntary change in accounting principle versus including the cumulative effect of changing to the new accounting principle in net income. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. The adoption of this standard did not impact the Company’s Financial Statements.

FIN 47 — Conditional Asset Retirement Obligations

Effective 31 December 2005, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists rather than preclude the need to record a liability. The adoption of this interpretation did not impact the Company’s Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

3.  ACCOUNTING CHANGES — (Continued)

SFAS No. 153 — Exchanges of Nonmonetary Assets

On 1 July 2005, the Company adopted the provisions of SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard did not impact the Company’s Financial Statements.

EITF 03-13 — Discontinued Operations

In December 2004, the Company adopted the provisions of EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations, on which the EITF reached a consensus in November 2004. Based on the provisions of the EITF, the Company determined that it had significant continuing involvement in the operations of Novelis, the rolled products businesses spun-off on 6 January 2005, as described in note 6 — Spin-off of Rolled Products Businesses, due to the existence of significant contracts between the Company and Novelis. As a result, Novelis did not meet the criteria for classification as discontinued operations.

4.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Bauxite and Alumina and Primary Metal

On 29 December 2004, the Company announced that, following an extensive evaluation of the Company’s operations subsequent to the Pechiney acquisition, it had entered into a binding agreement for the sale of its controlling interest in Aluminium de Grèce S.A. (AdG), as well as the transfer of certain related contracts, to Mytilineos Holdings S.A. of Greece. The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004.

The Company owned approximately 13 million shares in AdG, representing a 60.2% equity interest. The transaction was completed on 15 March 2005 at a value of $104. Under the terms of this agreement, Mytilineos Holdings S.A. and certain affiliated companies acquired from the Company a 53% equity position in AdG. On 31 March 2006, the balance of the Company’s interest in AdG of 7.2% was sold by the Company to Mytilineos Holdings S.A. for net proceeds of $13.

Primary Metal

On 1 June 2005, the Company completed the sale of Pechiney Électrométallurgie to Ferroatlántica, S.L. of Spain for net proceeds of $150. The Company classified this business in discontinued operations and assets held for sale during the fourth quarter of 2004. The Company’s decision to sell this business was based on an extensive evaluation of the Company’s operations subsequent to the Pechiney acquisition and is consistent with the Company’s strategy of divesting non-core activities.

Engineered Products

In the first quarter of 2004, the Company committed to a plan to sell certain non-strategic assets that were not part of its core operations. The assets were used to supply castings and components to the automotive industry. On 31 March 2006, the Company sold these assets to AluCast GmbH for net proceeds of approximately nil.

Also in the fourth quarter of 2004, the Company committed to a plan to sell its service centres in France that were not part of its core operations. These assets were classified as held for sale and were included in discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE — (Continued)

operations. On 20 April 2005, the Company completed the sale of these service centres for net proceeds of $4 to Amari Metal France Ltd.

Packaging

In the second quarter of 2004, the Company recorded the sale of the Boxal Group and Suner Cartons, which were classified as held for sale and included in discontinued operations in the second quarter of 2003, for proceeds of $6 and $19, respectively. The Boxal Group comprised three manufacturing facilities in France, the Netherlands and Switzerland as well as a sales office in Germany. Suner Cartons comprised a facility in Spain.

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

An impairment charge of nil for the year ended 31 December 2006 (2005: $24; 2004: $5), was recorded in discontinued operations to reduce the carrying values of these businesses to estimated fair values less costs to sell.

Selected financial information for the businesses included in discontinued operations is reported below:

	Year Ended December 31
	2006	2005	2004

Sales	55	339	1,419

Income (Loss) from operations	(2)	5	26
Gain (Loss) on disposal — net	(2)	(2)	27
Asset impairment charges	—	(24)	(5)

Pre-tax income (loss)	(4)	(21)	48
Income taxes recovered (expense)	8	(5)	(33)

Income (Loss) from discontinued operations	4	(26)	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

4.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE — (Continued)

The major classes of Assets held for sale and Liabilities of operations held for sale are as follows:

	2006	2005	2004

Current assets held for sale:
Cash and time deposits	—	—	156
Trade receivables	1	30	308
Other receivables	4	51	40
Deferred income taxes	—	2	2
Inventories	—	36	285

	5	119	791

Long-term assets held for sale:
Deferred charges and other assets	—	13	21
Deferred income taxes	—	—	6
Property, plant and equipment, net	2	2	85
Intangible assets, net	—	—	50
Goodwill	—	—	—

	2	15	162

Current liabilities of operations held for sale:
Payables and accrued liabilities	—	62	330
Short-term borrowings	—	—	5

	—	62	335

Long-term liabilities of operations held for sale:
Deferred credits and other liabilities	—	—	101
Deferred income taxes	—	—	7
Minority interests	—	—	141

	—	—	249

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

5.	EARNINGS PER SHARE — BASIC AND DILUTED

Basic and diluted earnings per Share are based on the weighted average number of shares outstanding during the year. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per Share on income from continuing operations.

	2006	2005	2004

Numerator:
Income from continuing operations	1,786	155	243
Less: dividends on preference shares	(11)	(7)	(6)

Income from continuing operations attributable to Common Shareholders	1,775	148	237

Denominator (number of Common Shares in millions):
Weighted average of outstanding Shares	374	370	368
Effect of dilutive stock options	1	1	2

Adjusted weighted average of outstanding Shares	375	371	370

Earnings per Common Share — basic (in US$)	4.75	0.40	0.64

Earnings per Common Share — diluted (in US$)	4.74	0.40	0.64

Options to purchase 402,561 Common Shares (2005: 5,057,698; 2004: 3,656,500) at a weighted average grant price of CAN$56.34 per Share (2005: CAN$49.66; 2004: CAN$58.94) were outstanding during the year but were not included in the computation of diluted earnings per Share because the options’ exercise price was greater than the average price of the Common Shares.

As at 31 December 2006, there are 366,728,418 Common Shares outstanding (2005: 371,921,195; 2004: 369,930,252).

6.	SPIN-OFF OF ROLLED PRODUCTS BUSINESSES

On 6 January 2005, Alcan completed the Novelis Spin-off to its shareholders. Alcan shareholders received one Novelis common share for every five Alcan Common Shares held. Novelis consists of substantially all of the aluminum rolled products businesses held by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe. The spin-off, which was approved by both the shareholders and Board of Directors of Alcan, completed the planned strategic spin-off that was initially announced on 18 May 2004. Additionally, the Novelis Spin-off satisfied certain regulatory requirements associated with the acquisition of Pechiney including the requirement to divest either of the Neuf-Brisach rolling facilities or the AluNorf/Göttingen/Nachterstedt rolling facilities and allows Alcan to retain Ravenswood.

Agreements between Alcan and Novelis

Novelis has entered into various agreements with Alcan for the use of transitional and technical services, the supply of Alcan’s metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in Novelis’ business.

Certain of the agreements between Alcan and Novelis described above indicate that Alcan will have significant cash flows with, and significant continuing involvement in, the operations of Novelis subsequent to the spin-off. As a result of the significant continuing involvement and the significant cash flows with Novelis, the spin-off did not meet the criteria for classification as a discontinued operation, as described in note 3 — Accounting Changes — Discontinued Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

6.  SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)

The effect of the spin-off on the Company’s balance sheet is described in the table below. The net assets were transferred at their historical cost.

Carrying amount of spun-off businesses:(1)
Current assets	2,924
Non-current assets	2,739
Current liabilities	(3,117)
Non-current liabilities	(2,258)
Accumulated other comprehensive income	(64)

Total	224
Derivatives(2)	(31)

Total amount recorded in retained earnings	193

(1)	The agreements giving effect to the Novelis Spin-off provided for the resolution of outstanding matters and various post-transaction adjustments, most of which were carried out by the parties in 2006. See note 31 — Post-Retirement Benefits for the treatment of the pension assets and liabilities transferred to Novelis.

(2)	Alcan is the counterparty to certain derivative contracts with Novelis; prior to the spin-off, these derivatives were eliminated in the consolidated Financial Statements. Subsequent to the spin-off, the derivatives are presented in the balance sheet at their fair value. The amount of ($31) represents the mark-to-market adjustment to the derivatives for the period from 1 to 5 January 2005. As described in note 1 — Nature of Operations — Spin-off of Rolled Products Businesses — Basis of Presentation, all income earned and cash flows generated by Novelis entities during the period from 1 January 2005 to the spin-off date of 6 January 2005 were attributed to Novelis due to immateriality. In addition, the transactions between Alcan and Novelis during this period were also immaterial, with the exception of a net derivative gain as described above.

The Novelis Spin-off reduced total Shareholders’ equity by $257 by way of a reduction in Common Shares of $576, an increase in Additional paid-in capital of $572, a reduction in Retained earnings of $193, a reduction in Common Shares held by a Subsidiary of $4 and a reduction in Accumulated other comprehensive income of $64. Any gain or loss resulting from post-transaction adjustments will be recorded as an adjustment to total Shareholders’ equity.

Following the spin-off, the Company settled amounts due from Novelis and used the net proceeds of $2.5 billion from Novelis to settle third-party debt of Alcan, as described in note 22 — Debt Not Maturing Within One Year, and to cover a preliminary payment of $100 made by the Company to Novelis in accordance with a separation agreement between the parties.

The following tables set forth the unaudited pro forma condensed consolidated information of the Company as at, and for the year ended, 31 December 2004, giving effect to the Novelis Spin-off as at 1 January 2004 for the statement of income and as at 31 December 2004 for the balance sheet. The unaudited pro forma condensed consolidated information is for illustrative and informational purposes only and is not intended to represent or be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

6.  SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)

indicative of what Alcan’s financial condition or results of operations would have been had the transactions described below occurred on the dates indicated.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

	As at 31 December 2004
		Removal of	Pro Forma		Alcan
	Alcan	Novelis	Adjustments		Pro Forma

ASSETS
Current assets
Cash and time deposits	184	(31)	—		153
Receivables, net	4,183	(1,761)	1,637	(c)	3,810
			(312)	(g)
			58	(j)
			5	(k)
Deferred income taxes	214	—	—		214
Inventories	4,040	(1,226)	143	(a)	2,957
Current assets held for sale	791	—	—		791

Total current assets	9,412	(3,018)	1,531		7,925

Deferred charges, other assets, investments and long-term receivables from related parties	2,877	(297)	2,599	(c)	2,658
			(2,597)	(g)
			76	(k)
Deferred income taxes	870	—	—		870
Property, plant and equipment, net	13,294	(2,348)	—		10,946
Intangible assets, net	1,230	(35)	—		1,195
Goodwill	5,496	(256)	—		5,240
Long-term assets held for sale	162	—	—		162

Total assets	33,341	(5,954)	1,609		28,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Payables and accrued liabilities	5,843	(1,260)	1,247	(c)	5,162
			(426)	(g)
			(242)	(j)
Short-term borrowings	2,486	(541)	392	(c)	614
			(1,723)	(h)
Debt maturing within one year	569	(1)	—		568
Deferred income taxes	23	—	—		23
Current liabilities of operations held for sale	335	—	—		335

Total current liabilities	9,256	(1,802)	(752)		6,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

	As at 31 December 2004
		Removal of	Pro Forma		Alcan
	Alcan	Novelis	Adjustments		Pro Forma

6. SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)
Debt not maturing within one year	6,345	(2,736)	2,597	(c)	5,746
			(10)	(g)
			(750)	(h)
			300	(j)
Deferred credits and other liabilities, and post- retirement benefits	4,986	(472)	17	(k)	4,531
Deferred income taxes	1,543	(249)	49	(a)	1,343
Long-term liabilities of operations held for sale	249	—	—		249
Minority interests	236	(140)	—		96
Shareholders’ equity
Redeemable non-retractable preference shares	160	—	—		160
Common Shareholders’ equity
Common Shares	6,670	—	—		6,670
Additional paid-in capital	112	—	—		112
Retained earnings	3,362	(467)	94	(a)	3,053
			(2,473)	(g)
			2,473	(h)
			64	(k)
Common Shares held by a Subsidiary	(35)	—	—		(35)
Accumulated other comprehensive income	457	(88)	—		369

Total liabilities and shareholders’ equity	33,341	(5,954)	1,609		28,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

6.  SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Income

	For the Year Ended 31 December 2004
		Removal of	Pro Forma		Alcan
	Alcan	Novelis	Adjustments		Pro Forma

Sales and operating revenues	24,948	(7,755)	2,409	(b)	19,602
Costs and expenses
Cost of sales and operating expenses	20,270	(6,856)	(67)	(a)	15,756
			2,409	(b)
Depreciation and amortization	1,337	(246)	—		1,091
Selling, administrative and general expenses	1,615	(268)	30	(f)	1,377
Research and development expenses	239	(58)	38	(e)	219
Interest	346	(74)	37	(d)	289
			(25)	(h)
			5	(j)
Goodwill impairment	154	—	—		154
Other expenses (income) — net and restructuring charges — net	408	(28)	(26)	(d)	311
			(38)	(e)
			4	(f)
			(2)	(k)
			(7)	(j)

	24,369	(7,530)	2,358		19,197

Income from continuing operations before income taxes and other items	579	(225)	51		405
Income taxes	375	(166)	17	(l)	226

Income from continuing operations before other items	204	(59)	34		179
Equity income	54	(6)	—		48
Minority interests	(15)	10	—		(5)

Income from continuing operations	243	(55)	34		222
Income from discontinued operations	15	—	—		15

Net income	258	(55)	34		237
Dividends on preference shares	6	—	—		6

Net income attributable to Common Shareholders	252	(55)	34		231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

	For the Year Ended 31 December 2004
		Removal of	Pro Forma	Alcan
	Alcan	Novelis	Adjustments	Pro Forma

6. SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)
Earnings per Share
Income from continuing operations per Common Share- basic and diluted (in US$)	0.64	(0.15)	0.09	0.58

Net income per Common Share — basic and diluted (in US$)	0.69	(0.15)	0.09	0.63

Average number of Shares used in calculating earnings per Share — basic (in millions)				368

Average number of Shares used in calculating earnings per Share — diluted (in millions)				370

The unaudited pro forma condensed consolidated Financial Statements also include the following pro forma adjustments:

(a)	Adjustments to reflect the release of deferred profits held in inventory and the related tax effects. These adjustments arise due to the change in relationship between Alcan and Novelis subsequent to the spin-off. Prior to the spin-off, all profits on sales of inventory between Alcan and Novelis were deferred on the balance sheet until the inventory was sold to a third party. Subsequent to the spin-off, Alcan and Novelis are not considered affiliated and any sales between Alcan and Novelis are considered third party.

(b)	Adjustments to reflect the sales and cost of sales between Alcan and Novelis. These adjustments arise due to the change in relationship between Alcan and Novelis subsequent to the spin-off. Prior to the spin-off, all sales and cost of sales between Alcan and Novelis were eliminated upon consolidation in Alcan’s Financial Statements. Subsequent to the spin-off, all sales and cost of sales between Alcan and Novelis are considered third party and are not eliminated.

(c)	Adjustments to reflect the receivables, payables, and debt between Alcan and Novelis. These adjustments arise due to the change in relationship between Alcan and Novelis subsequent to the spin-off. Prior to the spin-off, all receivables and payables between Alcan and Novelis were eliminated upon consolidation in Alcan’s Financial Statements. Subsequent to the spin-off, receivables and payables between Alcan and Novelis are considered third party and are not eliminated.

(d)	Adjustments to reflect the interest expense and income on loans payable and receivable between Alcan and Novelis. These adjustments arise due to the change in relationship between Alcan and Novelis subsequent to the spin-off. Prior to the spin-off, all interest expense and income on loans payable and receivable between Alcan and Novelis were eliminated upon consolidation in Alcan’s Financial Statements. Subsequent to the spin-off, interest expense and income are adjusted to reflect the settlement of the intercompany loans receivable and payable between Alcan and Novelis.

(e)	Adjustments to reflect the research and development and other services rendered between Alcan and Novelis. These adjustments arise due to the change in relationship between Alcan and Novelis subsequent to the spin-off. Prior to the spin-off, all revenues and expenses related to these services rendered were eliminated upon consolidation in Alcan’s Financial Statements. Subsequent to the spin-off, these revenues and expenses are considered third party and are not eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

6.  SPIN-OFF OF ROLLED PRODUCTS BUSINESSES — (Continued)

(f)	Adjustments to record the general corporate expenses allocated to Novelis. As these expenses will continue to be incurred by Alcan subsequent to the spin-off, they are included in Alcan’s pro forma condensed consolidated statements of income.

(g)	Represents the settlement of intercompany loans receivable and payable between Alcan and Novelis.

(h)	Represents the proceeds from Novelis of $2,473, which have been used to reduce Alcan’s commercial paper and bank loans included in Short-term borrowings and in Debt not maturing within one year. As a result of this reduction in debt, interest expense has been reduced by $25 in Alcan’s pro forma condensed consolidated income statement for the year ended 31 December 2004.

(i)	In October 2003, Alcan entered into a derivative financial instrument that was designated as a hedge of Alcan’s net investment in certain foreign Subsidiary companies. With the Novelis Spin-off the amount of the net investment in those foreign subsidiaries is less than the notional amount of the derivative instrument, until 15 December 2003 when Alcan acquired Pechiney. The change in fair value of the derivative instrument for 2003 amounted to a $32 loss and is reported in Accumulated other comprehensive income. No adjustment has been made in this pro forma financial information related to this transaction, as it would not have a recurring impact on Alcan’s consolidated results of operations.

(j)	Under an agreement effective 18 December 2001, on an ongoing basis, the Company sold to a third party an undivided interest in certain trade receivables, with limited recourse, for maximum cash proceeds of $300 with the maximum credit exposure to the Company held in reserve by the third party. The Company acted as a service agent and administers the collection of the receivables sold. As at 31 December 2004, the Company sold trade receivables of $345, of which $242 were allocated to Novelis, with $45 held in reserve by the third party. Subsequent to the spin-off, this program was discontinued.

(k)	Adjustment to reflect a lease to Novelis of the Sierre North Building and the machinery and equipment located in the Sierre North Building (including the hot and cold mills) for a term of 15 years, renewable at Novelis’ option for an additional five-year period, at an annual base rent of $5.

(l)	Represents the tax effect of pro forma adjustments at the statutory rate of 34%.

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the year ended 31 December 2006, are as follows:

	Balance						Balance
	as at			Foreign			as at
	1 January			Exchange		Impairment	31 December
	2006	Divestments	Additions	Adjustments	Adjustments	Losses	2006

Bauxite and Alumina	1,076	—	—	—	(49)	—	1,027
Primary Metal	1,374	—	40	53	(83)	—	1,384
Engineered Products	354	—	3	29	(21)	—	365
Packaging	2,574	(109)	1	146	(156)	—	2,456

	5,378	(109)	44	228	(309)	—	5,232
Goodwill included in equity- accounted entities	665	—	(1)	16	(47)	—	633	*

Goodwill excluding amount included in equity-accounted entities	4,713	(109)	45	212	(262)	—	4,599

*	Includes goodwill of $314 for Bauxite and Alumina and $319 for Primary Metal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

7.  GOODWILL AND INTANGIBLE ASSETS — (Continued)

The changes in the carrying amount of goodwill for the year ended 31 December 2005 are as follows:

	Balance						Balance
	as at			Foreign			as at
	1 January			Exchange		Impairment	31 December
	2005	Divestments	Additions	Adjustments	Adjustments	Losses	2005

Bauxite and Alumina	1,117	—	—	(1)	(40)	—	1,076
Primary Metal	1,509	—	2	(72)	(65)	—	1,374
Engineered Products	409	—	3	(40)	(18)	—	354
Packaging	3,044	(44)	18	(196)	(126)	(122)	2,574
Entities transferred to Novelis	254	(254)	—	—	—	—	—

	6,333	(298)	23	(309)	(249)	(122)	5,378
Goodwill included in equity- accounted entities	837	—	2	(22)	(152)	—	665	*

Goodwill excluding amount included in equity-accounted entities	5,496	(298)	21	(287)	(97)	(122)	4,713

*	Includes goodwill of $347 for Bauxite and Alumina and $318 for Primary Metal.

The changes in the carrying amount of goodwill for the year ended 31 December 2004 are as follows:

	Balance						Balance
	as at			Foreign			as at
	1 January			Exchange		Impairment	31 December
	2004	Divestments	Additions	Adjustments	Adjustments*	Losses	2004

Bauxite and Alumina	558	—	—	—	559	—	1,117
Primary Metal	534	—	4	24	947	—	1,509
Engineered Products	184	—	—	10	369	(154)	409
Packaging	1,276	—	4	64	1,700	—	3,044
Pechiney	2,283	—	—	—	(2,283)	—	—
Entities transferred to Novelis	24	—	—	2	228	—	254

Goodwill excluding amount included in Long-term assets held for sale	4,859	—	8	100	1,520	(154)	6,333
Goodwill included in equity- accounted entities	173	—	4	19	641	—	837	**

Goodwill excluding amount included in equity-accounted entities and Long-term assets held for sale	4,686	—	4	81	879	(154)	5,496
Goodwill included in Long-term assets held for sale	22	(19)	—	(1)	(2)	—	—

	4,708	(19)	4	80	877	(154)	5,496

*	In 2004, adjustments are principally changes to the tentative purchase price allocation related to the Pechiney acquisition.

**	Includes goodwill of $489 for Bauxite and Alumina, $347 for Primary Metal, and $1 for Packaging.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

7.  GOODWILL AND INTANGIBLE ASSETS — (Continued)

In 2006, adjustments were made to reduce goodwill by $262. Included in this amount is $187 principally relating to a decrease in the valuation allowance related to future income tax assets acquired in the Pechiney acquisition, but which were not recognized at the date of the business combination because, at the time, it was unlikely they would be recovered. Also included in the 2006 adjustments is an amount of $19, relating to a reduction in restructuring provisions, and an amount of $14 related to a transfer pricing tax settlement related to events prior to the Pechiney acquisition.

In 2005, adjustments were made to reduce goodwill by $97. Included in this amount is $5 (2004: $12) principally relating to a decrease in the valuation allowance related to future income tax assets acquired in the combination with Alusuisse Group Ltd. (algroup), but which were not recognized at the date of the business combination because, at the time, it was unlikely they would be recovered. Also included in the 2005 adjustments is an amount of $60, relating to the favourable resolution of income tax contingencies, and $5 relating to a reduction in restructuring provisions.

In 2004, an increase in goodwill of $1,523 relating to the Pechiney acquisition was recorded in adjustments. Of this amount, $642 was allocated to equity-accounted entities. The increase in goodwill of $1,523 relates to a decrease in the fair value of the net assets acquired and results from the final purchase price allocation being completed in December 2004.

As a result of the annual test, conducted as at 31 October 2005, to determine whether, as at that date, there was an impairment in the carrying amount of goodwill, an impairment loss of $122 relating to the Global Beauty Packaging reporting unit, was recognized as a charge to income. The impairment loss was attributed to an increasingly competitive environment in this business, reflecting weaker local market conditions, increased foreign competition, rising input costs and the evolution of exchange rates. For the year ended 31 December 2004, an impairment loss of $154 relating to several fabricating facilities in the Engineered Products group, mainly in Europe, was recognized as a charge to income in 2004. The impairment loss arose as a result of the strong appreciation of the Euro since the date of acquisition in December 2003 and a reassessment of plan assumptions resulting from a change in business conditions from the date of acquisition to 31 October 2004. The fair value of all reporting units was determined using discounted future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

7.  GOODWILL AND INTANGIBLE ASSETS — (Continued)

Intangible Assets with Finite Lives

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value

31 December 2006
Trademarks	183	73	110
Patented and non-patented technology	472	149	323
Purchase contracts	313	118	195
Customer contracts	45	6	39
Other	9	—	9

	1,022	346	676

31 December 2005
Trademarks	170	54	116
Patented and non-patented technology	421	108	313
Purchase contracts	291	67	224
Customer contracts	35	4	31
Prior service costs included in pensions (NOTE 31)	329	—	329

	1,246	233	1,013

31 December 2004
Trademarks	218	53	165
Patented and non-patented technology	537	89	448
Purchase contracts	355	21	334
Customer contracts	39	9	30
Prior service costs included in pensions (NOTE 31)	253	—	253

	1,402	172	1,230

The aggregate amortization expense for the year ended 31 December 2006, was $88 (2005: $85; 2004: $79). The estimated amortization expense for the five succeeding fiscal years is approximately $93 per year. In 2006, the Company acquired intangible assets of $38 (2005: $3; 2004: nil) comprised of customer contracts and technology. In 2004, the intangible assets were increased by $71 relating to the finalization of the Pechiney purchase price allocation.

8.	RESTRUCTURING PROGRAMS

2006 Restructuring Activities

In 2006, the Company incurred charges of $5 relating to early retirement incentives accepted by employees at a research facility in France (Engineered Products). These charges are included in severance costs.

In 2006, the Company incurred severance charges of $2 due to the restructuring of a trading operation in Switzerland (Primary Metal). No further charges are expected to be incurred as a result of this activity.

On 9 May 2006, the Company announced the reorganization of its global specialty aluminas business (Bauxite and Alumina), entailing the gradual, yet permanent shut-down of the Company’s Specialty-Calcined Alumina plant (UPCA) in Jonquière (Quebec), by year end. In relation to this activity, the Company recorded restructuring charges of $12 comprising $1 of severance costs and $11 of asset impairment charges in 2006. No further charges are expected to be incurred as a result of this activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

On 30 June 2006, the Company announced that it had signed a new collective labour agreement with its Quebec employees represented by the Canadian Auto Workers (C.A.W.) union. The agreement applies to C.A.W. employees at the Arvida, Beauharnois, Laterrière, Shawinigan and Vaudreuil Works sites, as well as those at Power Operations, Port Facilities, Alma Railway Operations and the Arvida Research and Development Centre (Bauxite and Alumina and Primary Metal). As part of this agreement, the Company has offered early retirement incentives to employees and has recorded severance charges of $3 in 2006 for employees who have accepted. The Company expects to incur additional severance charges of $7 as a result of this offer.

On 12 July 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France) (Primary Metal). In relation to this activity, the Company recorded restructuring charges of $38 comprising $11 of severance costs, $4 of other costs and $23 of asset impairment charges in 2006. The divestiture is expected to be completed in the first quarter of 2007.

Also on 12 July 2006, the Company announced that it has begun consultations with unions and employee representatives for a proposed closure of two UK sites. The proposed reorganization would result in the closure of the Workington hard alloy extrusion plant (Engineered Products) and the closure of the Midsomer Norton food flexibles packaging plant (Packaging).

In relation to the Workington closure, the Company recorded restructuring charges of $13 comprised entirely of severance costs in 2006. Production from Workington will be consolidated at Alcan’s facilities in Issoire and Montreuil-Juigné (France). Workington is expected to cease production by the end of 2007. The Company expects to incur additional charges of $5 in 2007 related to this activity.

In relation to the Midsomer Norton closure, the Company recorded restructuring charges of $23 comprising $20 of severance costs, $1 of asset impairment charges and $2 of other costs in 2006. The plant has been adversely affected by a declining demand in the UK market and high raw material costs. The site is expected to close during the second quarter of 2007. The Company expects to incur additional charges of $1 related to this activity.

In addition, the Company also recorded severance costs of $3 in 2006 related to the closure of Alcan Packaging Mohammedia’s cookware activity (Morocco). The Company expects to incur additional charges of $1 related to this activity.

2005 Restructuring Activities

During the first quarter of 2006, the Company closed its Vernon (California), aluminum cast plate facility (Engineered Products) as a result of competitive pressures in a challenging economic environment. In 2006, the Company incurred additional other restructuring charges of $2 related to this activity. No further charges are expected to be incurred in connection with the Vernon closure. In addition to the Vernon closure, Engineered Products underwent continued restructuring in 2005. The Company recorded restructuring charges of $17 related to these activities consisting of severance costs of $13 and asset impairment charges of $4. In addition to these restructuring charges, $14 of additional pension costs related to the Vernon closure, and $4 of additional environmental costs related to other restructurings, were recorded in Cost of sales and operating expenses in the fourth quarter of 2005.

As part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins, the Packaging Group is pursuing plans to restructure certain businesses, notably Global Beauty Packaging and Food Packaging, Europe. A restructuring charge of $485 was taken in 2005 to reflect the ongoing implementation of this strategy. This charge is comprised of severance costs of $94, asset impairment charges of $331 and other charges of $60. In addition to these restructuring charges, other costs of $2 were recorded in Cost of sales and operating expenses. In 2006, the Company incurred an additional $46 of restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

This charge is comprised of severance costs of $18, asset impairment charges of $9 and other charges of $19. The Company expects to incur an additional $8 of charges related to the activities initiated and approved as of 31 December 2005, and these restructurings should be completed during the first half of 2007.

In the fourth quarter of 2005, the Company recorded restructuring charges of $115 related to the closure of its aluminum smelter in Lannemezan (France), and its Steg primary aluminum smelter in Switzerland (Primary Metal) due to escalating energy costs. The closure process for Lannemezan began in June 2006 and is expected to be completed, at the latest, during the course of 2008. The closure of Steg was completed in April 2006. These charges were comprised of severance costs of $43, asset impairment charges of $61, and other charges of $11. In 2006, the Company incurred an additional $12 of restructuring charges related to the smelter in Lannemezan, comprising severance costs of $11 and other costs of $1. The Company expects to incur an additional $9 of restructuring charges related to the closure of the smelter in Lannemezan.

On 14 September 2005, the Company announced that its Subsidiary, Société Générale de Recherches et d’Exploitations Minières (Sogerem) (Bauxite and Alumina), had begun an information and consultation process with its employee representatives and local partners due to the exhaustion of mining resources in the Tarn region of France. Production at its fluorspar mining operations came to a close during the first half of 2006. In relation to this activity, the Company recorded restructuring charges of $9 comprising $6 of severance costs, $2 of other costs and $1 of asset impairment charges during the third quarter of 2005. In addition to the $9 of restructuring charges, $5 relating principally to additional asset retirement obligations was recorded, as a result of this activity, in Cost of sales and operating expenses. In 2006, the Company incurred additional other restructuring charges of $2. No further charges are expected to be incurred.

In the second quarter of 2005, the Company announced the restructuring of its Engineered Products facilities in Singen (Germany), and Sierre (Switzerland), in order to improve efficiency and ensure their long-term viability. Alcan will integrate its extrusion activities at the Singen and Sierre sites and restructure the automotive structures and composites into its operations at Singen. In 2005, the Company incurred $30 of severance charges. In 2006, the Company reversed $4 of severance charges in Singen (Germany) as certain affected employees were transferred to other businesses, and certain employees took advantage of voluntary severance and early retirement programs. This restructuring is expected to be completed in the short term.

In 2005, the Company incurred $5, mostly related to severance costs, in connection with the exit from the Mercus and Froges high-purity-metal processing operations in France (Engineered Products), which occurred during the first quarter of 2006. The Company incurred additional charges of $1 in 2006 related to this activity.

In 2005, the Company recorded other restructuring charges of $9 consisting of severance costs of $6 relating principally to additional Pechiney involuntary termination costs in Primary Metal and the closure of a balsa composites plant in Guayaquil (Ecuador) (Engineered Products), asset impairment charges of $2 related to a Pechiney facility in China (Engineered Products) and other costs of $1 in Primary Metal. In 2006, the Company incurred additional severance charges of $11 and other costs of $1 in Primary Metal.

2004 Restructuring Activities

In line with the Company’s objective of value maximization, the Company undertook various restructuring initiatives in 2004.

Pechiney

In 2004, the Company recorded liabilities of $193 for restructuring costs in connection with the exit of certain operations of Pechiney, and these costs were recorded in the allocation of the purchase price. These costs relate principally to severance costs of $121 related to the involuntary termination of Pechiney employees in France

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

(Primary Metal, Engineered Products, Packaging and Other), as well as other severance costs of $54, principally comprising $21 relating to a plant closure in Barcelona (Spain) (Packaging), $17 relating to a planned plant closure in Flemalle (Belgium) (Entities transferred to Novelis), $5 relating to a plant closure in Garbagnate (Italy) (Packaging), and $1 relating to the downsizing of a plant in Kolin (Czech Republic) (Packaging). A restructuring provision of $21 related to the plant closure in Flemalle was transferred to Novelis in 2005 following the spin-off. In 2006, the Company incurred additional restructuring charges under this program comprising severance costs of $6 and other restructuring charges of $2 (Other).

Other 2004 restructuring activities

In the third quarter of 2004, the Company incurred restructuring charges of $19 relating to the consolidation of its UK aluminum sheet rolling activities in Rogerstone (Wales), in order to improve competitiveness through better capacity utilization and economies of scale. Production ceased at the rolling mill in Falkirk (Scotland), in December 2004. The charges include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $3 of decommissioning, environmental costs and other charges. These entities and the related restructuring provision of $5 were transferred to Novelis in 2005 following the spin-off.

In 2004, the Company incurred restructuring charges of $7 relating to the closure of two corporate offices in the UK and Germany (Other). The charges include $4 related to severance costs and $3 related to lease exit costs and costs to consolidate facilities. In 2005, the Company incurred additional severance and exit costs of $2 in relation to the closure of its corporate office in the UK. The restructuring provision of $3 related to the closure of the corporate office in Germany was transferred to Novelis in 2005 following the spin-off.

In November 2004, the Company announced the downsizing of its Alcan Mass Transportation Systems business unit in Zurich (Switzerland) (Engineered Products), as a result of changing market conditions and business realities. In the fourth quarter of 2004, the Company incurred restructuring charges of $5 consisting of $4 of asset impairment charges, and $1 of other charges. In 2005, the Company incurred additional severance charges of $4, asset impairment charges of $1 and other costs of $3 relating to the downsizing of this business. In addition, the Engineered Products Group incurred restructuring charges of $9 in 2004 relating to both the closure of a composites facility in the US, and process reengineering at certain facilities in Switzerland and Germany. The 2004 charges consisted of severance costs of $6, asset impairment charges of $2 and other costs of $1.

In 2004, the Company incurred restructuring charges of $39 relating to exit costs incurred in connection with certain non-strategic packaging facilities located in the US and France. These charges consist of severance costs of $23, asset impairment charges of $11 and other charges of $5.

In early 2004, the Company permanently halted production at its Jonquière Söderberg primary aluminum facility in Saguenay (Quebec) (Primary Metal). As a result, the Company recorded charges of $14 in 2004 comprising $5 of severance costs, $5 of asset impairment charges, and $4 of other costs. In 2005, the Company incurred additional restructuring charges of $5 consisting of severance costs of $3 and other costs of $2.

2001 Restructuring Program

In 2001, the Company implemented a restructuring program aimed at safeguarding its competitiveness, resulting in a series of plant sales, closures and divestments throughout the organization. In the context of the Company’s objective of value maximization, a detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products. Impairment charges arose as a result of negative projected cash flows and recurring losses. These charges related principally to buildings, machinery and equipment and some previously capitalized project costs. This program was essentially completed in 2003.

In 2004, the Company recorded charges related to the 2001 restructuring program of $7, relating principally to the closure of facilities in the UK (Bauxite and Alumina) and the closure of cable operations in Canada and the US

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

(Engineered Products), and recorded recoveries of $14 relating principally to the sale of assets related to the closure of facilities in Glasgow (UK) (Entities transferred to Novelis) and other recoveries related to the closure of facilities in the UK (Bauxite and Alumina). Following the spin-off, $16 of the restructuring provision has been transferred to Novelis.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

	As at 31 December 2006
		Asset
	Severance	Impairment
	Costs	Charges*	Other	Total

Provision balance as at 31 December 2003	80	—	40	120
2004:
Charges recorded in the statement of income	44	30	13	87
Charges recorded in the allocation of the Pechiney purchase price	175	—	18	193
Cash payments	(99)	—	(33)	(132)
Non-cash items	—	(30)	8	(22)

Provision balance as at 31 December 2004	200	—	46	246
2005:
Provisions transferred to Novelis	(31)	—	(14)	(45)
Charges recorded in the statement of income	204	400	81	685
Cash payments — net	(118)	—	(40)	(158)
Non-cash items	(12)	(400)	(16)	(428)

Provision balance as at 31 December 2005	243	—	57	300
2006:
Charges recorded in the statement of income	101	44	34	179
Cash payments — net	(160)	—	(39)	(199)
Non-cash items	15	(44)	9	(20)

Provision balance as at 31 December 2006	199	—	61	260

*	Fair value of assets was determined using discounted future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

The schedule provided below shows details of the charges by operating segment:

Charges (recoveries) recorded in the statement of income

	Year Ended 31 December 2006
		Asset
	Severance	Impairment
	Costs	Charges	Other	Total

Bauxite and Alumina	2	11	2	15
Primary Metal	37	23	6	66
Engineered Products	15	—	3	18
Packaging	41	10	21	72
Other	6	—	2	8

Total	101	44	34	179

	Year Ended 31 December 2005
		Asset
	Severance	Impairment
	Costs	Charges	Other	Total

Bauxite and Alumina	6	1	2	9
Primary Metal	51	61	14	126
Engineered Products	53	7	3	63
Packaging	94	331	60	485
Other	—	—	2	2

Total	204	400	81	685

	Year Ended 31 December 2004
		Asset
	Severance	Impairment
	Costs	Charges	Other	Total

Bauxite and Alumina	—	—	(3)	(3)
Primary Metal	4	5	5	14
Engineered Products	7	6	4	17
Packaging	23	11	5	39
Entities transferred to Novelis	8	8	—	16
Other	2	—	2	4

Total	44	30	13	87

For the year ended 31 December 2006, $112 of the restructuring charges (recoveries) above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to major corporate-wide acquisitions or initiatives (2005: $588; 2004: $55). See note 33 — Information by Operating Segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

8.  RESTRUCTURING PROGRAMS — (Continued)

Charges forming part of the allocation of the Pechiney purchase price in 2004

	Year Ended 31 December 2004
	Severance
	Costs	Other	Total

Primary Metal	50	2	52
Engineered Products	12	6	18
Packaging	42	5	47
Entities transferred to Novelis	17	2	19
Other	54	3	57

Total	175	18	193

9.	INCOME TAXES

	2006	2005	2004

Income (Loss) from continuing operations before income taxes and other items
Canada	387	198	(144)
Other countries	1,986	125	723

	2,373	323	579

Current income taxes
Canada	(48)	(29)	9
Other countries	346	163	321

	298	134	330

Deferred income taxes
Canada	94	133	89
Other countries	273	(10)	(44)

	367	123	45

Income tax provision	665	257	375

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2005 and 2004: 32%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

9.  INCOME TAXES — (Continued)

The following is a reconciliation of income taxes calculated at the above composite statutory rates with the income tax provision:

	2006	2005	2004

Income taxes at the composite statutory rate	772	104	185
Differences attributable to:
Effect of a change in tax laws or enacted tax rates	(57)	42	(32)
Exchange translation items	(3)	69	89
Exchange revaluation of deferred income taxes	(8)	19	44
Unrecorded tax benefits — net	19	65	85
Investment and other allowances	(45)	(25)	(22)
Goodwill impairment	—	39	50
Withholding taxes	13	8	34
Reduced rate, tax exempt income and non-deductible expenses	19	(13)	(25)
Foreign tax rate differences	(30)	(31)	(40)
Prior years’ tax adjustments	(25)	(26)	(23)
Other — net	10	6	30

Income tax provision	665	257	375

At December 31 the principal items included in Deferred income taxes are:

	2006	2005	2004

Liabilities
Property, plant, equipment and intangibles	1,381	1,376	1,765
Inventory	16	25	75
Other — net	216	140	113

	1,613	1,541	1,953

Assets
Tax benefit carryovers	1,259	1,468	1,505
Accounting provisions not currently deductible for tax	1,651	1,348	1,496

	2,910	2,816	3,001
Valuation allowance	1,353	1,459	1,530

	1,557	1,357	1,471

Net deferred income tax liability	56	184	482

Amounts recognized in the consolidated balance sheet consist of:
Deferred income tax asset — current	(152)	(150)	(214)
Deferred income tax asset — non-current	(989)	(863)	(870)
Deferred income tax liability — current	46	25	23
Deferred income tax liability — non-current	1,151	1,172	1,543

Net deferred income tax liability	56	184	482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

9.  INCOME TAXES — (Continued)

At 31 December 2006, the Company had tax benefit carryovers of $1,209 relating to operating losses, $28 relating to capital losses and $22 relating to tax credits. Approximately $1,056 of these tax benefits have no expiry date, $29 expire in 2007 and $174 expire at various dates between 2008 and 2026.

The valuation allowance of $1,353 (2005: $1,459; 2004: $1,530) mainly relates to deferred tax assets of French subsidiaries for which the realization is not more likely than not. The current year’s decrease in the valuation allowance is primarily due to recognition of a portion of the tax benefits on previously unrecognized deferred tax assets of French subsidiaries as a result of improved operating results, partially offset by the effect of fluctuations in exchange rates. In 2006, $248 (2005: $5; 2004: $12) of the reversal of the valuation allowance was applied to reduce goodwill. If the valuation allowance is subsequently reversed, approximately $1,035 would be allocated to reduce goodwill as it relates to tax benefits from acquired companies.

10.  INVESTMENT IN UNCONSOLIDATED AFFILIATES

At 31 December 2006, investments accounted for using the equity method and the ownership held by Alcan include principally:

Sor-Norge Aluminium AS (50%); Consortium Strojmetal A.S. Kamenice Alcan Singen GmbH (50%); Rhenaroll S.A. (50%); Halco (Mining) Inc. (45%); Queensland Alumina Limited (41.39%); Alcan Propack Chengdu Co. Ltd. (40%); Mineração Rio Do Norte S.A. (12.50%); Pechiney Reynolds Quebec Inc. (50%); Alucam — Compagnie Camerounaise de l’Aluminium (46.67%); Socatral — Société Camerounaise de Transformation de l’Aluminium (29.96%); Alcan Ningxia Aluminium Company Limited (50%); Sohar Aluminium Co. L.L.C. (20%).

The activities of the Company’s major equity-accounted investments include the procurement and processing of bauxite in Australia, Brazil and Guinea, smelting operations in Norway, Cameroon, Canada, and China, aluminum rolling operations in Cameroon, as well as packaging operations in France and China, engineered products operations in the Czech Republic.

A summary of the combined financial information for these equity-accounted companies is set forth below.

Summary of Combined Financial Position

	2006	2005	2004

Current assets	1,093	951	1,091
Non-current assets	3,575	3,112	3,628

Total assets	4,668	4,063	4,719

Current liabilities	955	870	1,122
Non-current liabilities	1,311	813	1,052

Total liabilities	2,266	1,683	2,174

Net assets	2,402	2,380	2,545

Alcan’s equity in net assets	1,472	1,470	1,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

10.  INVESTMENT IN UNCONSOLIDATED AFFILIATES — (Continued)

Summary of Combined Operations

	2006	2005	2004

Revenues	2,592	2,308	1,954
Costs and expenses	2,131	1,829	1,648
Income taxes	168	172	114

Net income	293	307	192

Alcan’s share of net income as reported in equity income	85	88	54

11.  RELATED PARTY TRANSACTIONS

Alcan has transactions with certain investees accounted for under the equity method, generally with respect to the purchase of inventory in the ordinary course of business. The activities of the major equity-accounted investments are set out in note 10 — Investments in Unconsolidated Affiliates. These transactions are reflected in the consolidated Financial Statements as follows:

	2006	2005	2004

Year ended December 31:
Sales and operating revenues	315	158	95
Cost of sales and operating expenses	708	613	528
Other expenses (income) — net	(2)	(5)	(1)
As at December 31:
Trade receivables	82	39	198
Other receivables	55	—	—
Deferred charges and other assets	72	61	56
Payables and accrued liabilities	104	87	136
Short-term borrowings	56	79	34

12.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the trade receivables balance. Management determines the allowance based on known uncollectible accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

			Additions
	Balance at	Transfers	Charged to					Foreign	Balance
	Beginning	to	Costs &					Exchange	at End of
Year	of Year	Novelis	Expenses	Acquisitions	Recoveries	Write-Offs	Divestments	Adjustments	Year

2006	56	—	19	1	(15)	(4)	(2)	3	58
2005	99	(33)	17	—	(6)	(15)	(1)	(5)	56
2004	92	—	27	—	(7)	(17)	—	4	99

13.  SALES OF RECEIVABLES

In March 2005, the Company entered into a program to sell to a third party an undivided interest in certain trade receivables, with limited recourse, for maximum cash proceeds of $200. The program has since been twice amended to increase the maximum cash proceeds to $215 in December 2005 and $400 in November 2006. The maximum credit exposure to the Company is held in reserve by the third party and is recorded in Deferred charges and other assets. The Company acts as a service agent and administers the collection of the receivables sold. As at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

13.  SALES OF RECEIVABLES — (Continued)

31 December 2006, the Company sold trade receivables of $465 (2005: $249) under this program, with $65 (2005: $34) held in reserve by the third party. This program replaces a $300 program that was discontinued in January 2005 due to the Novelis Spin-off. Under this previous program, the Company had sold trade receivables of $345 as at 31 December 2004 with $45 held in reserve by a third party.

The Company has also entered into other programs with certain financial institutions to sell certain trade receivables. Under one program, the Company entered into agreements to sell up to $125 (€ 95 million) (2005: $112 (€95 million); 2004: $129 (€ 95 million)) of selected receivables without recourse. As at 31 December 2006, the Company sold trade receivables of $125 (€ 95 million) (2005: $112 (€ 95 million); 2004: $129 (€ 95 million)) under this program, with $9 (€ 7 million) (2005: $8 (€ 7 million); 2004: $10 (€ 7 million)) held in reserve by third parties. Under another program, which was terminated on 2 November 2006, the Company had entered into an agreement to sell certain trade receivables of $50 (2005 and 2004: $60). As at 31 December 2005, the Company had sold trade receivables under this program of $60 (2004: $59) with $6 (2004: $6) held in reserve by a third party.

14.  OTHER EXPENSES (INCOME) — NET

Other expenses (income) — net comprise the following elements:

	2006	2005	2004

Asset impairment charges not included in restructuring programs	40	28	70
Gain on disposal of businesses and investments — net (NOTE 19)	(6)	(32)	(35)
Provisions for (Recoveries of) legal claims (NOTE 27)	(52)	20	8
Environmental provisions	34	6	20
Interest revenue	(40)	(73)	—
Pechiney integration	—	3	38
Exchange losses (gains) — net	31	(56)	61
Derivatives losses — net	27	115	36
Other	43	(15)	123

	77	(4)	321

The 2006 asset impairment charges consist principally of $17 relating to the Gove alumina refinery in Australia, $5 related to the impairment of certain Primary Metal assets in Canada, and $4 related to the impairment of certain Engineered Products assets in Canada.

In 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provisions for (Recoveries of) legal claims.

Included in the 2006 environmental provisions is $24 related to asset retirement obligation adjustments relating to closed sites.

The 2005 asset impairment charges consist of $12 related principally to the write-off of certain Bauxite and Alumina project costs in Australia, and $13 related to the impairment of certain Engineered Products assets primarily in Germany and Brazil. The majority of these charges arose as a result of negative projected cash flows.

Included in 2005 interest revenue is $33 related to interest received on income tax refunds.

The 2004 asset impairment charges consist principally of $65 related to the impairment of certain rolling assets in Italy that were transferred to Novelis in 2005 and arose as a result of negative projected cash flows. Fair values were determined based on either discounted cash flows or selling price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

14.  OTHER EXPENSES (INCOME) — NET (Continued)

Included in the 2004 other expenses is $34 related to severance and other exit costs not included in note 8 — Restructuring Programs as they were not part of major restructuring plans.

15.  INVENTORIES

	2006	2005	2004

Aluminum operating segments
Aluminum	1,060	912	1,881
Raw materials	835	704	733
Other supplies	495	365	576

	2,390	1,981	3,190

Packaging operating segment
Raw materials and other supplies	311	297	347
Work in progress	155	133	147
Finished goods	330	323	356

	796	753	850

	3,186	2,734	4,040

16.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets comprise the following elements:

	2006	2005	2004

Prepaid pension costs (NOTE 31)	42	176	197
Available-for-sale securities	77	76	52
Prepaid mining expenses	45	47	49
Debt financing costs	46	52	43
Reserve for receivables sold (NOTE 13)	74	42	10
Amount receivable on currency swap of debt	—	—	62
Long-term notes and other receivables	720	594	585
Other	83	65	132

	1,087	1,052	1,130

17.  INVESTMENTS

Investments comprise the following elements:

	2006	2005	2004

Companies accounted for under the equity method (NOTE 10)	1,472	1,470	1,690
Investments accounted for under the cost method	37	41	57

	1,509	1,511	1,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

18.  PROPERTY, PLANT AND EQUIPMENT

	2006	2005	2004

Cost (excluding Construction work in progress)
Land and property rights	579	550	686
Buildings	3,303	3,011	3,909
Machinery and equipment	14,816	13,429	17,000

	18,698	16,990	21,595

Accumulated depreciation relates primarily to Buildings, and Machinery and equipment.

19.  SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

2006

Acquisitions

France
On 1 December 2006, Alcan acquired the remaining 70% stake of Carbone Savoie and certain related technology and equipment from GrafTech International Ltd. for $131 (net of cash acquired). Carbone Savoie is a producer of cathode blocks. The Company believes that this investment will strengthen its AP Series smelting technology platform and help to accelerate the development of potential breakthrough technologies. It will also secure its supply of cathode products for its current operations and extensive new project pipeline. As the transaction was completed at the end of 2006, a tentative purchase price allocation was performed on 1 December 2006 and, as permitted by accounting standards, the final valuation will be completed in early 2007. The results of operations of Carbone Savoie are included in the consolidated statement of income as of 1 December 2006. The purchase cost of $131 was allocated based on the preliminary fair values of the assets acquired and liabilities assumed as follows:

2006

Trade receivables	16
Inventories	28
Property, plant and equipment	73
Intangible assets(1)	35
Goodwill(2)	41

193
Payables and accrued liabilities	21
Short-term borrowings	6
Deferred income taxes — current	2
Deferred credits and other liabilities	1
Post-retirement benefits	5
Deferred income taxes — long-term	27

Fair value of net assets acquired at date of acquisition (net of cash acquired of $2)	131

(1)	The intangible assets are amortized over a period of 15 years.

(2)	See note 7 — Goodwill and Intangible Assets. The goodwill is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

19.  SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS — (Continued)

In 2006, the Company made the following other five acquisitions for a total cost of $57:

United States
The business and assets of Penske Composites, LLC, a leading manufacturer of reinforced structural urethane core material products for the marine and industrial markets.

Asia and Other Pacific
The operating assets of Daifu Industries Co. Ltd, a supplier of foil and plastic lidding for food packaging in Thailand.

All Other
The packaging assets and business of Recubrimientos y Laminaciones de Papel, S.A. de C.V. (Relapasa), of Monterrey (Mexico).

An increase in ownership of Alcan Packaging Mohammedia to 97.4% by purchasing an additional 34.4% for $8. Alcan Packaging Mohammedia, located in Morocco, is specialized in dairy packaging.

Other Europe
The shares of VTS Clima Ltd., a food flexible packaging company located in Russia.

Sales

In 2006, the Company sold the following businesses and investments. All gains and losses on disposals and asset impairment charges reported below are recorded in Other expenses (income) — net.

France
The Froges rolling mill to Industrie Laminazione Alluminio S.p.A. based in Sardinia, Italy for net proceeds of ($5), resulting in a gain on disposal of $2.

The high-purity activity at the Mercus processing mill to Praxair Inc. for net proceeds of $2, resulting in a gain on disposal of $2.

The Chambéry operation to Compagnia Generale Alluminio S.p.A. for net proceeds of $8, resulting in no gain or loss on disposal. During the first quarter of 2006, the Company had recorded an impairment charge of $2 based on the expected divestiture.

The Lir France beauty packaging facility for net proceeds of ($3), resulting in no gain or loss on disposal. A provision of $9 was recorded in the fourth quarter of 2005 based on the expected loss on disposal.

The Cebal Aerosol business to its current management team and to Natexis Investissement Partners, for net proceeds of $16, resulting in a loss on disposal of $3. An impairment charge of $20 was recorded in the fourth quarter of 2005 as a result of the expected divestiture.

United States
Selected assets of the North American Food Packaging Plastic Bottle business to Ball Corporation for net proceeds of $182, resulting in a loss on disposal of $4.

The Wheaton Science Products business in New Jersey (US) to River Associates Investments, LLC, for net proceeds of $35, resulting in a gain on disposal of $4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

19.  SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS — (Continued)

Asia and Other Pacific
The 51% ownership in the Joint Venture Baotou Pechiney and Baolu High Purity Aluminium Company Limited, located in China, for net proceeds of $3, resulting in a gain on disposal of $4.

Other Europe
The food packaging plant in Zaragoza (Spain), to Kostova System, S.L., for net proceeds of $7, resulting in a gain on disposal of $1. During the fourth quarter of 2005, the Company had recorded an impairment charge of $4 as a result of the expected divestiture.

Investments

In 2006, the Company acquired investments accounted for under the cost method for a total cost of $13, and disposed of investments accounted for under the cost method for total proceeds of $13, resulting in a net gain on disposal of $6.

2005

Acquisitions

In 2005, the Company made the following seven acquisitions for a total cost of $75:

Canada
Interglass, a privately owned company located in Woodbridge (Ontario Canada), specializing in the converting of glass tubing.

United States
PreWired Systems LLC based in Pacoima (California), a company specializing in manufactured wiring systems for the electrical industry.

Asia and Other Pacific
The tobacco packaging interests of CM Printing Sdn Bhd in Malaysia. Located at Rawang, Alcan Packaging Malaysia Sdn Bhd will incorporate modern equipment and infrastructure to further complement Alcan Packaging’s existing tobacco and flexibles printing capability in South-East Asia.

The capsules and closures distribution businesses of Classic Packaging and Nellie Products, which were subsidiaries of Foster’s Group, an Australian beer, wine and spirit producer.

The remaining 35% stake of Alcan Packaging Propack Co. Limited, the Company’s Chinese Subsidiary specialized in food flexible and pharmaceutical packaging.

France, United Kingdom, Germany, Other Europe
The assets of Parkside International’s flexible food packaging plant in Zlotow (Poland), following the approval of Polish and German anti-trust authorities.

Alcan Service Centres, part of the Engineered Products Business Group, took full ownership of Almet AG by purchasing the outstanding 36.6% minority interest held by its then current management team.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

19.  SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS — (Continued)

Sales

France, United Kingdom, Germany, Other Europe
Guardian Espanola S.A. to its then current local management team for net proceeds of nil, and recorded a gain on disposal of $2. Located in Vitoria (Spain), Guardian Espanola S.A. produces flexible packaging and promotional items.

The aluminum tubes business for net proceeds of $10 and recorded a loss on disposal of $15 to its then current management team and 21 Centrale Partners, an investment fund specialized in high potential mid-size industrial companies. The sale consists of three plants located in Saumur (France), Kolin (Czech Republic) and Cividate al Piano (Italy).

The air freight container business, a minor part of its operations at its Singen (Germany) facility, to Driessen Aerospace Group in the Netherlands. The recognition of the sale was deferred until the fourth quarter of 2005 due to the Company’s continuing involvement in the business. Net proceeds on the sale of this business were $3 and the gain on disposal was $2.

Decoplast, its European Beauty blow-molded bottle business, to IPH Groupe Spid, for net proceeds of nil and recorded a loss on disposal of $7. The sale includes the two sites of Decoplast in La Roche-sur-Foron and Senlis in France.

Pet Plas Packaging Ltd., a food plastic bottles company to Esterform Packaging Limited, based in the UK, for net proceeds of $19 and recorded a loss on disposal of $7.

Alcan Print Finishers Ltd., the UK decorative print finishing company, to Celloglas Holdings Limited for net proceeds of $29 and recorded a loss on disposal of $2.

Alcan Packaging Sutton Ltd. in the UK and the Italian Laffon plant. Alcan Packaging Sutton Ltd., a major supplier of tinplate cans and decorated tinplate containers, was sold to the Impress Group for net proceeds of $51 and the Company recorded a gain on disposal of $18. The Laffon plant, located in Venegono (Italy), manufactures mass-market stock compacts and was sold to its General Manager, Luca Rossi, for net proceeds of ($3) and a loss on disposal of $4 was recorded.

A 50% investment in AirlesSystems SAS for net proceeds of $17 and recorded a gain on sale of $9.

A cost investment in Impress Metal for net proceeds of $60 and recorded a gain on disposal of $42.

2004

Asia and Other Pacific
On 10 March 2004, the Company announced that it had secured the necessary regulatory and government approvals to move forward with its previously announced definitive Joint Venture agreement, signed in October 2003, with the Qingtongxia Aluminium Group Company Limited and the Ningxia Electric Power Development and Investment Co. Ltd. Under the agreement, Alcan invested $110 for a 50% participation and for a secure power supply in an existing 150-kilotonne (kt) modern pre-bake smelter located in the Ningxia autonomous region in the People’s Republic of China.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

19.  SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS — (Continued)

Other Europe
In 2004, the Company recorded in Other expenses (income) — net a gain of $46 due to the dilution of its ownership interest in Aluminium & Chemie Rotterdam B.V. (Primary Metal).

All Other
Subsequent to a Memorandum of Understanding signed in June 2004, on 23 February 2005, the Company announced the signing of a Shareholders’ Agreement with Oman Oil Company S.A.O.C. (OOC) and the Abu Dhabi Water and Electricity Authority (ADWEA). On 12 December 2005, the Company announced that, together with its partners, they will proceed with the construction of a $1.7 billion, 350-kt per year (kt/y) primary aluminum smelter in Sohar (Oman), in which the Company will hold a 20% equity interest. The Company licensed its AP35 smelter technology for use in the newly constructed smelter and is providing assistance and support for the construction and operation of the smelter. Production is expected to begin in the second quarter of 2008 and the smelter is expected to be fully operational by the fourth quarter of that year. The Company has the option of acquiring up to 60% of a planned second potline for an additional 350 kt/y of aluminum.

20.  ASSET RETIREMENT OBLIGATIONS

These liabilities consist primarily of environmental remediation costs, resulting from normal operations, associated with certain bauxite residue disposal sites at its alumina refineries, the disposal of certain of its spent potlining associated with smelter facilities and certain closed sites.

The following is a reconciliation of the aggregate carrying amount of liabilities for asset retirement obligations (AROs).

	2006	2005	2004

Balance — beginning of year	659	624	563
Acquisition of Pechiney	—	—	8
Liabilities incurred	53	82	20
Liabilities settled	(21)	(15)	(36)
Accretion expense	35	27	26
Foreign exchange adjustments	18	(5)	40
Revisions in estimated cash flows	39	(54)	3

Balance — end of year	783	659	624

The Company may have other AROs that may arise in the event of a plant closure. An ARO has not been recorded for these obligations due to the fact that the liability is not reasonably estimable, as the plants have indeterminate economic lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

21.  DEFERRED CREDITS AND OTHER LIABILITIES

Deferred credits and other liabilities comprise the following elements:

	2006	2005	2004

Asset retirement obligations (long-term portion)	718	610	582
Environmental liabilities	175	183	237
Restructuring liabilities	90	76	13
Claims	110	130	155
Fair value of derivatives	343	321	235
Other	351	288	299

	1,787	1,608	1,521

22.  DEBT NOT MATURING WITHIN ONE YEAR

	2006	2005	2004

Alcan Inc.
Commercial paper — CAN $(CAN$605 million)(A)	519	428	703
Commercial paper — US$(A)	299	238	116
5.5% Euro note	—	710	813
6.25% Debentures, due 2008	200	200	200
6.45% Debentures, due 2011	400	400	400
4.875% Global notes, due 2012(B)	500	500	500
4.50% Global notes, due 2013	500	500	500
5.20% Global notes, due 2014	500	500	500
5.00% Global notes, due 2015(B)	506	500	—
7.25% Debentures, due 2028	100	100	100
7.25% Debentures, due 2031	400	400	400
6.125% Global notes, due 2033	750	750	750
5.75% Global notes, due 2035	300	300	—
Bank loans	—	—	29
Bank loan(D)	—	—	500
Other debt, due 2017 and 2033 (CAN$14 million)	13	12	11
Alcan France S.A.S. (formerly Pechiney S.A.)
Bank loan, due 2008 (€138 million)(C)	183	163	187
Bank loan, due 2008 (€45 million)(C)(E)	59	53	61
3.45% Bank loan	—	48	54
Commercial paper — Euro(A)	—	—	160
5.10% Debentures	—	—	313
2.15% Equity link bonds	—	—	83
Bank loans, due 2007/2010 (€11 million)(F)	15	13	—
Other debt, due 2007/2013 (€7 million)(C)	10	17	15
Aluminium Pechiney SPV
Bank loan, due 2007/2013(C)	75	88	89
Aluminium Dunkerque
Credit facility, due 2016 (€33 million)	43	30	63
Bank loan	—	—	27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

	2006	2005	2004

22. DEBT NOT MATURING WITHIN ONE YEAR — (Continued)
Alcan Finance Jersey Limited
Euro Medium Term Note Program (EMTN)
EMTN, due 2008 (€13 million)(C)(G)	17	15	18
EMTN, due 2008 (€8 million)(C)(G)	11	10	11
Alcan Corporation
Commercial paper — US$(A)	20	—	—
Teckpack Asia
Bank loans, due 2007/2010(C)	17	22	26
Alcan Holdings France
Bank loans(F)	—	—	18
Alcan Taihan Aluminium Limited(H)
4.55% Bank loan	—	—	70
4.80% Bank loan	—	—	39
4.55% Bank loan	—	—	24
Other bank loans	—	—	2
ALA (Nevada) Inc.
Bank loan	—	—	60
Other
Bank loans, due 2007/2015(C)	19	30	28
Other debt, due 2007/2033(C)	56	40	44

	5,512	6,067	6,914
Debt maturing within one year included in current liabilities	(36)	(802)	(569)

	5,476	5,265	6,345

(A)	Effective 16 June 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility that was in place since April 2004, with a new two-tranche multi-currency, committed global credit facility with a syndicate of international banks. This new facility is comprised of a $2,000 5-year tranche, maturing in June 2011, and a $1,000 364-day tranche which may be extended by two years at the Company’s option. This facility is available for general corporate purposes and is primarily used to support the commercial paper programs.

In addition to its existing commercial paper program in Canada ($3,000), the Company had reinstated in 2005, two commercial paper programs, one in France (€ 1 billion) and another in the US ($2,000). The Company guarantees the commercial paper under these two programs. Starting April 2005, Alcan Pechiney Finance S.A. replaced Alcan France S.A.S. as the commercial paper issuer in Europe. In October 2005, a new commercial paper program in the US was also initiated with Alcan Corporation as the issuer; it replaced the program of Alcan Aluminum Corporation, which was cancelled in early 2005 following the Novelis Spin-off. At any point in time, the total combined issuance limit for all three programs cannot exceed $3,000.

In 2006, CAN$ denominated commercial paper borrowings of CAN$605 million (2005: CAN$498 million; 2004: CAN$2,433 million) were swapped through the use of forward exchange contracts for $530 (2005: $425; 2004: $1,995).

The pre-swap interest rates on the CAN$ denominated commercial paper ranged from 4.15% to 4.35% in 2006 (2005: 2.69% to 3.51%; 2004: 2.23% to 2.78%). The interest rates on the US$ denominated commercial paper of Alcan Inc. ranged from 5.21% to 5.49% in 2006 (2005: 4.05% to 4.46%; 2004: 1.75% to 2.53%). The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

22.  DEBT NOT MATURING WITHIN ONE YEAR — (Continued)

interest rate on the US$ denominated commercial paper of Alcan Corporation was 5.35% in 2006. In 2004, interest rates on the Euro-denominated commercial paper ranged from 2.16% to 2.67%.

As at 31 December 2006, 2005 and 2004, the Company had both the intention and the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis and has classified them as Debt not maturing within one year with the exception of $1,500 ($1,324 of CAN$ denominated commercial paper (CAN$1,589 million) and $176 of US$ denominated commercial paper), which was classified as Short-term borrowings as at 31 December 2004, as these borrowings were repaid during the first quarter of 2005.

Following the Novelis Spin-off, Alcan settled amounts due from Novelis and received net proceeds of approximately $2.5 billion in the first quarter of 2005. In addition to these proceeds, approximately $200 in debt was transferred to Novelis. These net proceeds were used to reduce two term loans and Alcan’s commercial paper balance included in Short-term borrowings and in Debt maturing within one year in Alcan’s consolidated Financial Statements as at 31 December 2004.

(B)	In 2006, the Company entered into interest rate derivatives to swap interest payments on $600 of its long-term debt from fixed to floating ($500 relating to the 5.00% Global notes due in 2015 and $100 to the 4.875% Global notes due in 2012). The fair market value of these derivatives is $5 as at 31 December 2006. These derivatives have been designated as fair value hedges of the underlying fixed rate debt and both the debt and the derivatives are recorded at fair value in the Financial Statements.

(C)	Interest rates fluctuate principally with the lender’s prime commercial rate, the commercial bank bill rate, or are tied to LIBOR/EURIBOR/SIBOR rates.

(D)	In August 2004, Alcan Aluminium Corporation redeemed the Floating Rate Notes (FRNs) that were due in December 2005. Alcan Inc. refinanced the FRNs with a bank loan due in 2006 that was repaid during the first quarter of 2005.

(E)	On 14 November 2005, Alcan France S.A.S. exercised an option to convert the interest rate on this loan from fixed (4.80%) to floating.

(F)	In 2005, the debt of Alcan Holdings France was transferred to Alcan France S.A.S.

(G)	The EMTNs of principal amounts of € 13 million and € 8 million were swapped for £9 million and £5 million, respectively.

(H)	In December 2004, Alcan Taihan Aluminium Limited (ATA) entered into a $70 floating rate long-term loan, which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan. In 2004, ATA also entered into two new long-term floating rate loans of KRW 40 billion and KRW 25 billion that were swapped for fixed rates of 4.80% and 4.45%, respectively. These loans replaced the KRW 30 billion and KRW 20 billion floating rate loans, that were outstanding in 2003 and that matured in 2004, of which $25 was swapped to fixed interest rates. In 2004, interest on the KRW 2 billion loans ranged from 3.00% to 5.50% and the Company had swapped interest rates to 2007 on $63 of its floating rate debt to fixed. ATA is an entity included in the Novelis Spin-off. Accordingly, these borrowings, and associated interest rate derivatives, were transferred to Novelis upon completion of the spin-off on 6 January 2005.

Based on rates of exchange at year-end, debt repayment requirements over the next five years amount to $36 in 2007, $511 in 2008, $26 in 2009, $17 in 2010 and $1,253 in 2011. All commercial paper debt repayments are included in 2011 when the multi-currency, five year, committed global credit facility matures.

23.  PREFERENCE SHARES

Authorized

An unlimited number of preference shares issuable in series. All shares are without nominal or par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

23.  PREFERENCE SHARES — (Continued)

Authorized and Outstanding

In 2006, 2005, and 2004, there were 5,700,000 series C and 3,000,000 series E non-retractable preference shares authorized, of which 5,699,900 and 2,999,000, respectively, were outstanding as at 31 December 2006 and 2005 (2004: 5,700,000 series C and 3,000,000 series E shares), with stated values of $106 and $54, respectively.

Preference shares, series C and E, are eligible for quarterly dividends based on an amount related to the average of the Canadian prime interest rates quoted by two major Canadian banks for stated periods. The dividends on series C and E preference shares are cumulative.

Preference shares, series C and E, may be called for redemption at the option of the Company on 30 days’ notice at CAN$25.00 per share.

Any partial redemption of preference shares must be made on a pro rata basis or by lot.

24.  COMMON SHARES

The authorized Common Share capital is an unlimited number of Common Shares without nominal or par value. On 26 February 2007, there were 367,434,802 Common Shares outstanding. Changes in outstanding Common Shares are summarized below:

	Number			Stated Value
	2006	2005	2004	2006	2005	2004
	(In thousands)

Outstanding — beginning of year	371,921	369,930	365,181	6,181	6,670	6,461
Net impact of Novelis Spin-off	—	—	—	—	(576)	—
Issued for cash:
Executive share option plan (NOTE 25)	3,007	1,354	1,760	104	46	60
Liquidity Agreement (NOTE 25)	934	118	276	33	4	12
Share purchase plan	581	382	540	25	12	24
Issued under dividend reinvestment plan	116	137	91	5	5	4
Issued in exchange for tendered Pechiney shares*	—	—	2,082	—	—	82
Transfer of additional paid-in capital upon exercise of stock options	—	—	—	51	20	27
Purchased for cancellation	(9,831)	—	—	(164)	—	—

Outstanding — end of year	366,728	371,921	369,930	6,235	6,181	6,670

*	As at 31 December 2006, 872 of these Shares (2005 and 2004: 872 Shares) with a stated value of $31 (2005: $31; 2004: $35) are held by a Subsidiary as a result of the Pechiney acquisition. In 2004, 692 Shares with a stated value of $27 were issued to a Subsidiary and subsequently sold by the Subsidiary on the open market in January 2004.

Shareholder Rights Plan

In 1990, shareholders approved a plan whereby each Common Share of the Company carries one right to purchase additional Common Shares. The plan, with certain amendments, was reconfirmed at the 1995 Annual Meeting and further amendments were approved at the 1999 Annual Meeting. The plan was reconfirmed with no amendments at the 2002 Annual Meeting. The plan was again reconfirmed for a three-year period with further amendments at the 2005 Annual Meeting. The rights under the plan are not currently exercisable but may become so upon the acquisition by a person or group of affiliated or associated persons (Acquiring Person) of beneficial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

24.  COMMON SHARES — (Continued)

ownership of 20% or more of the Company’s outstanding voting shares or upon the commencement of a takeover bid. Holders of rights, with the exception of an Acquiring Person, in such circumstances will be entitled to purchase from the Company, upon payment of the exercise price (currently $100.00), such number of additional Common Shares as can be purchased for twice the exercise price based on the market value of the Company’s Common Shares at the time the rights become exercisable.

The plan has a permitted bid feature that allows a takeover bid to proceed without the rights under the plan becoming exercisable, provided that it meets certain minimum specified standards of fairness and disclosure, even if the Board does not support the bid.

The plan expires in 2008, but may be redeemed earlier by the Board, with the prior consent of the holders of rights or Common Shares, for $0.01 per right. In addition, should a person or group of persons acquire outstanding voting shares pursuant to a permitted bid or a share acquisition in respect of which the Board has waived the application of the plan, the Board shall be deemed to have elected to redeem the rights at $0.01 per right.

Share Repurchase Program

The Company established a Share repurchase program that commenced on 2 November 2006 and will terminate at the latest on 1 November 2007. The Company may purchase up to 18,800,000 Common Shares, representing approximately 5% of the outstanding Common Shares at 27 October 2006, i.e. 376,407,558 Common Shares, under a normal course issuer bid.

Purchases may be made on the Toronto Stock Exchange and the New York Stock Exchange. The Common Shares purchased under the program will be cancelled. As at 31 December 2006, the Company had repurchased a total of 9,831,200 Common Shares for a total cost of $466. A charge of $302 was recorded in Retained earnings for the excess of the purchase price over the stated value of the Common Shares.

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Alcan Executive Share Option Plan

Under the Alcan Executive Share Option Plan, certain key employees may purchase Common Shares at an exercise price that is based on the market value of the Shares on the date of the grant of each option. These Common Shares are issued from treasury. Options granted beginning in 1998 vest (not less than three months after the grant date) in respect of one-third of the grant when the market value of the Share has increased by 20% over the exercise price, two-thirds of the grant when the market value of the Share has increased by 40%, and the entire amount of the grant when the market value of the Share has increased by 60%. The market value must exceed these thresholds for at least 21 consecutive trading days. All options that do not attain the thresholds above vest nine years after the grant date. All options expire ten years after the grant date. In the event of death or retirement, any remainder of this ten-year period in excess of five years is reduced to five years, and the said thresholds are waived. Options granted before 1998 vest generally over a fixed period of four years from the grant date and expire at various dates during the next ten years. Upon consummation of the combination with Alusuisse Group Ltd. on 17 October 2000, all options granted prior to the consummation were vested. In respect of certain options granted to certain senior executives in 1996, 1997 and 1998, the Company granted further options which became effective upon the exercise of the associated options and upon the executive placing at least one-half of the Common Shares resulting from the exercise of these options in trust with an agency named by the Company, for a minimum period of five years. The exercise price of these options is based on the market value of the Common Shares on the exercise date of the associated options. These options are exercisable in the same manner, and will also terminate on the same date, as the associated options. The vesting provisions of these options are identical to those of the associated options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

On 6 January 2005, Alcan Executive Share Options to purchase 1,368,686 Shares, granted to Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled.

As a result of the Novelis Spin-off, Alcan Executive Share Options held prior to the Novelis Spin-off were converted to new options, the number and exercise prices of which were based on the trading prices of Alcan Shares immediately before and immediately after the effective date of the spin-off to preserve the economic value of the option grants. This amounted to a conversion ratio of one Share under the original grants to 1.1404 Shares under the new options and the exercise price per option was reduced accordingly. All other terms remained the same as before the spin-off.

Changes in the number of Shares under options as well as the average exercise price are summarized below:

	Number of Shares Under Options			Weighted Average Exercise Price
	2006	2005	2004	2006	2005	2004
	(In thousands)			(Can$)

Outstanding — beginning of year	11,295	10,410	9,566	43.40	50.96	47.49
Net impact of Novelis Spin-off	—	(100)	—	—	N/A	—
Granted	167	2,866	2,679	49.59	38.26	58.13
Exercised (NOTE 24)	(3,007)	(1,354)	(1,760)	39.30	39.84	43.25
Forfeited/expired	(315)	(527)	(75)	44.59	45.11	45.95

Outstanding — end of year	8,140	11,295	10,410	44.99	43.40	50.96

Exercisable — end of year	3,329	3,411	4,285	40.89	40.59	45.98

Shares under Options Outstanding at 31 December 2006

			Weighted Average
	Range of Exercise	Weighted Average	Remaining
Number of Shares Under Options	Price	Exercise Price	Contractual Life
(In thousands)	(Can$)	(Can$)	(Years)

488	30.43-35.00	33.83	4.79
2,250	35.01-40.00	38.35	8.16
877	40.01-45.00	40.91	3.59
1,383	45.01-50.00	46.64	6.69
3,142	50.01-56.34	51.90	6.39

8,140	30.43-56.34	44.99	6.53

Shares under Options Exercisable and Fully Vested at 31 December 2006

			Weighted Average
	Range of Exercise	Weighted Average	Remaining
Number of Shares Under Options	Price	Exercise Price	Contractual Life
(In thousands)	(Can$)	(Can$)	(Years)

488	30.43-35.00	33.83	4.79
1,379	35.01-40.00	38.42	7.84
598	40.01-45.00	40.97	3.25
462	45.01-50.00	46.35	5.71
402	50.01-56.34	51.57	3.93

3,329	30.43-56.34	40.89	5.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

At 31 December 2006, the Company had 4,810,965 Alcan Executive Share Options that are expected to vest in future periods. These options have a weighted average exercise price of CAN$47.83 and a weighted average remaining contractual life of 7.04 years.

At 31 December 2006, the Company had 20,588,365 Shares reserved for issue under the Alcan Executive Share Option Plan.

The total intrinsic value of the Alcan Executive Share Options exercised in 2006 was $46 (2005: $8; 2004: $24). For the year ended 31 December 2006, the Company received $104 from the exercise of Alcan Executive Share Options (2005: $46; 2004: $60).

The total intrinsic value of Alcan Executive Share Options fully vested at 31 December 2006, is $45 (2005: $21; 2004: $46).

The fair value of options vested in 2006 is $32 (2005: $3; 2004: $2).

The fair value of each option grant is estimated on the date of grant. However, as a result of the Novelis Spin-off on 6 January 2005, the fair value of stock options outstanding subsequent to the spin-off was modified.

For all Alcan Executive Share Options granted subsequent to 31 December 2005, the fair value is estimated using a Monte Carlo simulation model. As the Alcan Executive Share Options contain a market condition, which should be reflected in the grant date fair value of the options, the Company prospectively changed its valuation technique based on further clarification provided in SFAS No. 123(R). The Monte Carlo simulation model explicitly considers market conditions and in doing so, provides a better estimate of fair value than the Black-Scholes option pricing model used in prior years. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award. Assumptions used by the valuation models are:

	2006*	2005**	2004**

Dividend yield(%)	1.66	1.76	1.71
Expected volatility(%)	31.78	27.97	25.16
Risk-free interest rate(%)	4.89	4.05	3.88
Expected life (years)	N/A	6	6
Original term of awards (years)	10	N/A	N/A

*	Monte Carlo simulation model

**	Black-Scholes valuation model

Volatility is based on historical volatility. The risk-free interest rate is based on the yield of 7-year Treasury bonds. Dividend yield is based on the average yield.

Stock options are granted at an exercise price equal to the market price on the grant date. The weighted average grant date fair value for Alcan Executive Share Options issued in 2006 is $13.94 (2005: $8.71; 2004: $9.23). The weighted average fair value of stock options granted in 2004 was revised due to the modification of stock options outstanding subsequent to the Novelis Spin-off on 6 January 2005.

Derived Service Period

For options granted during the year ended 31 December 2006, the requisite service period is derived for the three vesting tranches described above using the same Monte Carlo simulation. The fair values of the options for each of the first, second and third tranches are recognized as compensation expense over a requisite service period of one, two and three years, respectively. The Company changed its method of calculating the requisite service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

period for these options based on further clarification provided in SFAS No. 123(R), as the Alcan Executive Share Options contain a market condition.

For options granted prior to 1 January 2006, compensation expense is recognized over a requisite service period of no longer than nine years.

In 2006, the Company reviewed its long-term incentive compensation. As a result of this review, beginning in the third quarter of 2006, the practice of granting options under the Alcan Executive Share Option Plan has been suspended in favour of Restricted Share Units in accordance with the Restricted Share Unit Plan.

Pechiney Stock Option Plans

Under the stock option plans of Pechiney, now a wholly-owned Subsidiary of Alcan, certain officers and employees were granted options to subscribe to or to purchase Pechiney common shares. These options were last granted in April 2003.

As a result of the Pechiney acquisition, Alcan and Pechiney agreed on the terms of a liquidity agreement which has been made available to beneficiaries of Pechiney subscription and purchase options (“Liquidity Agreement”). The Liquidity Agreement allowed the holders of Pechiney options to either (a) exchange their Pechiney shares resulting from the exercise of the Pechiney options for Alcan Common Shares on the basis of a ratio equivalent to the consideration offered under Alcan’s public offer for Pechiney or (b) give up their Pechiney options and receive new options to subscribe for Alcan Common Shares on the basis of a ratio equivalent to the consideration offered under Alcan’s public offer for Pechiney. Upon the clearance by the French Autorité des marchés financiers of Alcan’s initial public offer for Pechiney securities on 16 July 2003, the Pechiney options became fully vested. The Alcan Common Shares are issued from treasury.

Changes in the number of Alcan Shares under Pechiney options as well as the average exercise price are summarized below:

				Weighted Average
	Number of Shares Under Pechiney Options			Exercise Price
	2006	2005	2004	2006	2005	2004
	(In thousands)			(€)

Outstanding — beginning of year	3,670	3,327	3,889	31.63	35.92	34.71
Impact of Novelis Spin-off(1)	—	461	—	—	N/A	—
Exercised (NOTE 24)	(936)	(118)	(276)	29.22	27.44	27.03
Exercised for Pechiney shares(2)	—	—	(152)	—	—	24.11
Forfeited/expired	(36)	—	(134)	29.94	—	32.43

Outstanding and exercisable — end of year	2,698	3,670	3,327	32.48	31.63	35.92

(1)	As a result of the Novelis Spin-off, the Pechiney options were converted in the same manner as described under the Alcan Executive Share Option Plan.

(2)	Pechiney options were exercised for 108 Pechiney shares (equivalent to 152 Alcan Common Shares under Pechiney options) during the period of the withdrawal offer, open from 23 January to 5 February 2004. On 6 February 2004, these Pechiney shares were purchased by Alcan for $7. No Alcan Common Shares were issued as a result of the exercising of these options during this period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

Shares under Pechiney Options Outstanding and Exercisable at 31 December 2006

	Range of	Weighted Average	Weighted Average
	Exercise	Exercise Price	Remaining
Number of Shares Under Options	Price		Contractual Life
(In thousands)	(€)	(€)	(Years)

349	16.73-19.92	19.79	6.09
44	23.50-23.92	23.67	1.73
902	29.07-31.36	29.95	3.55
1,403	37.53-37.67	37.54	5.18

2,698	16.73-37.67	32.48	4.70

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

The total intrinsic value of Pechiney options exercised in 2006 was $13 (2005: $1; 2004: $5). In 2006, the Company received $33 from the exercise of Pechiney options (2005: $4; 2004: $12).

The total intrinsic value of Pechiney options exercisable at 31 December 2006 was $16 (2005: $13; 2004: nil).

Other Stock-Based Compensation Plans

Stock Price Appreciation Unit Plan

A small number of employees were entitled to receive Stock Price Appreciation Units (SPAU) instead of Alcan Executive Share Options due to certain local considerations in their countries of residence, whereby they were entitled to receive cash in an amount equal to the excess of the market value of a Common Share on the date of exercise of a SPAU over the market value of a Common Share as of the date of grant of such SPAUs. SPAUs vest in the same manner as the Alcan Executive Share Options granted beginning in 1998.

On 6 January 2005, 211,035 SPAUs, representing SPAUs held by Novelis employees who were Alcan employees immediately prior to the spin-off, were cancelled. The remaining SPAUs were converted in the same manner as described under the Alcan Executive Share Option Plan. All other terms remained the same as before the spin-off.

As described in note 3 — Accounting Changes — Share-Based Payment, the Company began recording all outstanding liability awards, previously recorded at intrinsic value, at fair value on 1 January 2006. Accordingly, the Company recorded an after-tax charge of $4 using the modified prospective application method in Cumulative effect of accounting change to record all outstanding SPAUs, previously measured at their intrinsic value, at their fair value. Prior periods have not been restated. The fair value of all outstanding SPAUs is estimated using the Monte Carlo simulation model described under the Alcan Executive Share Option Plan.

As of 1 January 2006, the SPAUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as they are settled in cash. These awards are measured at their fair value at grant date, and remeasured at each reporting period, until the SPAUs are settled. The fair value of the awards, which are estimated using the Monte Carlo simulation model, are amortized over the requisite service period of no longer than nine years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

In 2006, the Company reviewed its long-term incentive compensation. As a result of this review, beginning in the third quarter of 2006, the practice of granting SPAUs under the Stock Price Appreciation Unit Plan has been suspended in favour of Restricted Share Units in accordance with the Restricted Share Unit Plan.

The valuation model used the following assumptions at 31 December 2006:

Dividend yield(%)	1.5
Expected volatility(%)	32.8
Risk-free interest rate(%)	4.64

Volatility is based on historical volatility. The risk-free interest rate is based on the yield of 7-year Treasury bonds. Dividend yield is based on the average yield.

The change in SPAUs is as follows:

				Weighted Average
	Number of SPAU’s			Exercise Price
	2006	2005	2004	2006	2005	2004
	(In thousands)			(Can$)

Outstanding — beginning of year	1,019	924	720	42.09	50.23	46.41
Net impact of Novelis Spin-off	—	(111)	—	—	N/A	—
Granted	—	222	275	—	38.57	58.15
Exercised	(299)	(6)	(59)	39.44	34.42	40.17
Forfeited/expired	(19)	(10)	(12)	48.86	47.74	52.58

Outstanding — end of year	701	1,019	924	43.04	42.09	50.23

Exercisable — end of year	340	359	320	39.98	39.77	45.10

SPAUs Outstanding at 31 December 2006

			Weighted Average
	Range of	Weighted Average	Remaining
Number of SPAUs	Exercise Price	Exercise Price	Contractual Life
(In thousands)	(Can$)	(Can$)	(Years)

82	34.04-35.00	34.04	3.91
157	35.01-40.00	38.26	8.70
132	40.01-45.00	40.86	4.15
176	45.01-50.00	46.16	5.35
154	50.01-50.99	50.99	7.68

701	34.04-50.99	43.04	6.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

SPAUs Exercisable at 31 December 2006

			Weighted Average
	Range of	Weighted Average	Remaining
Number of SPAUs	Exercise Price	Exercise Price	Contractual Life
(In thousands)	(Can$)	(Can$)	(Years)

82	34.04-35.00	34.04	3.91
87	35.01-40.00	38.26	8.68
81	40.01-45.00	40.86	3.79
88	45.01-50.00	46.16	3.97
2	50.01-50.99	50.99	4.58

340	34.04-50.99	39.98	5.11

At 31 December 2006, the Company had 360,462 SPAUs that are expected to vest in future periods. These SPAUs have a weighted average exercise price of CAN$45.92 and a weighted average remaining contractual life of 7.26 years.

The total intrinsic value for SPAUs redeemed, which is equal to the amount the Company paid, in 2006 was $4 (2005: nil; 2004: $1).

The total intrinsic value of SPAUs fully vested at 31 December 2006 was $5 (2005: $2; 2004: $4).

The fair value of the SPAUs vested in 2006 was $5.

Total Shareholder Return Performance Plan

A number of employees are entitled to receive cash awards under the Total Shareholder Return (TSR) Performance Plan (TSR Plan), a cash incentive plan that provides performance awards to eligible employees based on the relative performance of the Company’s Common Share price and cumulative dividend yield compared to other companies included in the Standard & Poor’s Industrials Index measured over three-year periods commencing on 1 October 2005, 2004 and 2003. Generally, participants are only eligible for payment of cash awards under the TSR Plan if they are employed by the Company over the entire three-year period. If the performance results for the Company’s Common Shares ranks below the 30th percentile compared to all companies in the Standard & Poor’s Industrials Index, the employee will not receive an award. At the 30th percentile rank, the employee will be paid an award equal to 60% of the target. At the 50th percentile rank, the employee will earn a payout of 100% of the target, and at or above the 75th percentile rank, the employee will earn the maximum award, which is equal to 300% of the target set for the three-year period. The actual amount of the award (if any) will be prorated between the percentile rankings.

At various times in 2006, the TSR Plan was amended, including as follows: the comparator group of companies was changed from the Standard & Poor’s Industrials Index to the Standard & Poor’s Materials Index; and the maximum payout amount has been modified. At or above the 75th percentile rank, the employee will earn the maximum award, which is equal to 250% (rather than 300%) of the target. The actual amount of the award (if any) will be prorated between the percentile rankings.

As described below, under the Executive Deferred Share Unit Plan (ESDUP), eligible executives with fiscal residence in Canada may elect to receive Executive Deferred Share Units (EDSUs) for their total TSR award for that three-year period, instead of a cash payment. Subject to a pending ruling from the Canadian tax authorities, these executives, who make this election, will also receive from the Company an additional 20% of EDSUs for their TSR payout exchanged to encourage these executives to commit to a long-term investment in the Company. For the year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

ended 31 December 2006, 6,044 units (2005: 7,118 units), were granted to eligible executives. At 31 December 2006, 13,162 units were outstanding (2005: 7,118 units).

As described in note 3 — Accounting Changes — Share-Based Payment, the Company began recording all outstanding liability awards at fair value on 1 January 2006. Accordingly, on this date, the Company began recording all outstanding awards under the TSR Plan at fair value. The fair value of all outstanding TSR awards was estimated by using a Monte Carlo simulation model to simulate the total shareholder return for each of the peer companies over the term of the three-year period and to evaluate the Company’s percentile rank among the peer companies in order to determine the payout. The adoption of the fair value method did not have a material impact on the outstanding TSR awards on 1 January 2006. Prior to this date, the TSR awards were measured at their intrinsic value and the changes in market value recorded as an increase (or decrease) in compensation expense.

As of 1 January 2006, the TSR awards are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as the majority are settled in cash. These awards are measured at their fair value at grant date, and remeasured at each reporting period, until the TSR awards are settled. The fair value of the awards, which are estimated using the Monte Carlo simulation model, are amortized over the three-year periods.

The valuation model used the following assumptions at 31 December 2006:

Alcan expected volatility(%)	31.01
Alcan expected correlation with market	0.47
Risk-free interest rate(%)	4.72
Expected market volatility (S&P 500)(%)	10.46

Volatility for all peers is based on historical volatility. The risk-free interest rate is based on the yield of 3-year Treasury bonds.

The peer company expected volatility and correlation with the market at 31 December 2006, is summarized as follows:

2004 and 2005 Grants	Volatility	Correlation with Market

Peer company average	26.89%	0.44
Peer company high	118.18%	0.68
Peer company low	12.56%	0.10

2006 Grant	Volatility	Correlation with Market

Peer company average	25.62%	0.54
Peer company high	52.19%	0.68
Peer company low	16.87%	0.33

In 2006, a total target cash award of $16 (2005: $18; 2004: $17) was granted, reduced by $1 (2005 and 2004: $1) due to forfeitures. The maximum payout for the target award issued on 1 October 2006 is $36 (2005: $49; 2004: $48).

The three-year period of the TSR Plan that commenced on 1 October 2003 was completed on 30 September 2006. The final rank for this three-year period was a combination of the percentile rankings for the periods before and after the Novelis Spin-off. The employees participating during this three-year period earned a payout of 41.74% of the target. In 2006, $4 was paid to these employees (2005: $18).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

On 6 January 2005, all Novelis employees who were Alcan employees immediately prior to the spin-off ceased to actively participate in and accrue benefits under this plan. No cash payments were made to these employees as a result of the spin-off nor does Alcan have any liability to make future cash payments to these individuals.

Restricted Share Unit Plan

The Alcan Restricted Share Unit Plan (RSU Plan) is a new long-term incentive plan that was introduced in the third quarter of 2006.

The RSU Plan provides for the granting of Restricted Share Units (RSUs) to eligible participants. The RSUs have a vesting period of no longer than three years. The participants are credited additional RSUs corresponding to dividends declared on Common Shares. The RSUs are redeemed in cash, or an equivalent number of Common Shares purchased on the open market for fiscal residents in France (see below), at the end of the vesting period based on the fair market value (defined as the average of the closing prices of the Company’s Common Shares on the New York Stock Exchange (NYSE) over the previous 21 trading days on that date multiplied by the number of RSUs held by the participant).

In December 2006, a subplan to the RSU Plan that is applicable to fiscal residents in France (French RSU Plan) was adopted. The adoption of the French RSU Plan was necessary to accommodate the French fiscal regime. The RSUs granted under the French RSU Plan have a two-year vesting period. At the end of the two-year vesting period, the French participants will receive the same number of Common Shares in exchange of their RSUs. Any dividend declared during the two-year vesting period will be paid in cash. The French participants are not entitled to dispose of the Common Shares for two years after the end of the vesting period. Prior to the end of the two-year vesting period, a French participant may elect to hold the Common Shares until termination of employment (retirement, resignation or death). If such election is made, the French participant will be entitled to receive an additional 20% of RSUs that will also be subject to another two-year vesting period and two-year holding period.

Subject to a pending ruling from the Canadian tax authorities and as described below, under the EDSUP, eligible executives with fiscal residence in Canada may elect to receive EDSUs in exchange for their RSU award earned under the RSU Plan for that three-year vesting period, instead of a cash payment. These eligible executives, who make this election, will also receive from the Company an additional 20% of EDSUs for the RSUs exchanged to encourage the eligible executive to commit to a long-term investment in the Company.

The RSUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as the majority will be settled in cash. These awards are measured at their fair value at grant date, and remeasured at each reporting period, until the RSUs are settled. The fair value of the award, which is equal to the closing price of an Alcan Common share on the NYSE, is amortized over the requisite service period of no longer than three years.

In 2006, 1,103,157 units (including 211,600 for the French RSU Plan) were granted and 35,305 units (nil for the French RSU Plan) were cancelled. At 31 December 2006, 1,067,852 units were outstanding.

Executive Deferred Share Unit Plan

Under the EDSUP, eligible executives with fiscal residence in Canada may elect, prior to the beginning of any particular year, to receive EDSUs for their Executive Performance Award (EPA) in respect of that year, instead of a cash payment. These executives may also elect to receive EDSUs for their TSR payout under the TSR Plan for the three-year period then ending and for their RSU award under the RSU Plan for the three-year period ending, instead of a cash payment in each case, subject to a pending ruling from Canadian taxation authorities. These eligible executives, who make this election, will also receive from the Company an additional 20% of EDSUs for their TSR payout and RSUs exchanged to encourage these executives to commit to a long-term investment in the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

The number of EDSUs is determined by dividing the amount so elected by the average price of a Common Share on the Toronto and New York stock exchanges at the end of the preceding year for the EDSUs related to the EPA, and at the end of the three-year vesting period for the EDSUs related to the TSR Plan. The number of EDSUs for the RSU Plan will equal the number of RSUs at the end of the three-year vesting period. Additional EDSUs are credited to each holder thereof corresponding to dividends declared on Common Shares. The EDSUs are redeemable only upon termination of employment (retirement, resignation or death).

The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of EDSUs by the average price of a Common Share on the said exchanges at the time of redemption. Under the terms of this plan, discretionary EDSUs may be granted as determined by the Board of Directors. On 6 January 2005, EDSUs held prior to the Novelis Spin-off were converted in the same manner as described under the Alcan Executive Share Option Plan.

The EDSUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as they will be settled in cash. These awards are measured at their fair value on the date of issuance, and remeasured at each reporting period, until settlement.

In 2006, 11,776 units (2005: 8,988 units; 2004: 31,307 units) were granted, 6,044 units were issued in lieu of TSR cash awards (2005: 7,118 units; 2004: nil), 19,203 units were converted from Other Restricted Share Units (2005 and 2004: nil) and 11,439 units (2005: 18,878 units; 2004: 167,865 units) were redeemed. At 31 December 2006, 123,654 units (2005: 98,070 units; 2004: 88,414 units) were outstanding. In 2006, the Company paid nil for the redemption of units (2005: $1; 2004: $8).

Non-Executive Directors Deferred Share Unit Plan

Under the Non-Executive Directors Deferred Share Unit Plan, non-Executive Directors receive 50% of compensation payable in the form of Directors’ Deferred Share Units (DDSUs) and 50% in the form of either cash or additional DDSUs at the election of each non-Executive Director. The number of DDSUs is determined by dividing the quarterly amount payable by the average price of a Common Share on the Toronto and New York stock exchanges on the last five trading days of each quarter. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on Common Shares. The DDSUs are redeemable only upon termination (retirement, resignation or death). The cash amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of DDSUs by the average price of a Common Share on the said exchanges at the time of redemption. On 6 January 2005, DDSUs held prior to the Novelis Spin-off were converted in the same manner as described under the Alcan Executive Share Option Plan.

The DDSUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as they will be settled in cash. These awards are measured at their fair value on the date of issuance, and remeasured at each reporting period, until settlement.

In 2006, 44,477 units were granted (2005: 47,914 units; 2004: 35,306 units) and 16,216 units were redeemed (2005: 15,378 units; 2004: 7,547 units). At 31 December 2006, 161,124 units (2005: 132,863; 2004: 87,240 units) were outstanding. In 2006, the Company paid $1 for the redemption of units (2005: $1; 2004: nil).

Other Restricted Share Units

Prior to September 2006, a small number of employees were granted other Restricted Share Units (Other RSUs). Additional Other RSUs are credited to each holder thereof corresponding to dividends declared on Common Shares. Other RSUs usually vest three years after the grant date. Each Other RSU carries the right to an amount equal to the average price of a Common Share on the Toronto and New York stock exchanges on the five trading

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

25.  STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Continued)

days ending on the vesting date. As a result of the spin-off, Other RSUs held prior to the Novelis Spin-off were converted in the same manner as described under the Alcan Executive Share Option Plan.

In 2006, 15,825 units were granted (2005: 13,511 units; 2004: 627 units), 22,525 units were redeemed, 19,203 were converted into EDSUs and 1,131 units were cancelled (2005: 10,214 units redeemed and 1,581 units cancelled; 2004: no units redeemed and 963 units cancelled). At 31 December 2006, 24,753 units were outstanding (2005: 51,787 units; 2004: 45,164 units). In 2006, the Company paid $1 for the redemption of units (2005 and 2004: nil).

The Other RSUs are accounted for as liability-classified awards under the provisions of SFAS No. 123(R), as the majority will be settled in cash. These awards are measured at their fair value at grant date, and remeasured at each reporting period, until settlement. The fair value of the award is amortized over the requisite service period of three years.

Retirement Eligible Employees

Prior to the adoption of SFAS No. 123(R) on 1 January 2006, the Company accounted for awards issued to retirement eligible employees using the nominal vesting period approach. Under this approach, compensation costs were recognized over the vesting period and, if the employee retired before the end of the vesting period, any unrecognized compensation cost was recognized at the date of retirement. Upon adoption of SFAS No. 123(R), the Company adopted the non-substantive vesting approach for all awards granted to retirement eligible employees subsequent to 1 January 2006. Under this approach, an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Therefore, any unvested and unrecognized compensation cost related to awards granted to employees who are retirement eligible is recognized immediately. If the Company would have applied the non-substantive vesting approach to all awards, instead of the nominal vesting period approach, compensation expense would have increased (decreased) by ($15) in 2006 (2005: $11; 2004: ($12)).

Total Stock-Based Compensation Cost

Total stock-based compensation costs in 2006 are $82 (2005: $25; 2004: $27). These costs include stock-option expense of $40 for 2006 (2005: $19; 2004: $11) and other stock-based compensation expense of $42 for 2006 (2005: $6; 2004: $16). The total recognized tax benefit related thereto is $12 for the year ended 31 December 2006 (2005: $2; 2004: $5). The fair value of all compensation costs not yet recognized is $87 as at 31 December 2006. The weighted average period over which these costs are expected to be recognized is 2.32 years.

26.  RETAINED EARNINGS

At 31 December 2006, consolidated retained earnings include $3,589 (2005: $2,094; 2004: $2,929) of undistributed earnings of foreign Subsidiaries and foreign corporate Joint Ventures, some part of which may be subject to certain taxes. Generally, no provision is made for such taxes as it is management’s intention to permanently reinvest these earnings in the businesses. The determination of the unrecorded deferred income tax liability for temporary differences related to investments in foreign Subsidiaries and foreign corporate Joint Ventures that are considered to be permanently reinvested is not considered practicable. Consolidated retained earnings at 31 December 2006 include $216 (2005: $242; 2004: $175) of undistributed earnings of investments accounted for using the equity method.

27.  COMMITMENTS AND CONTINGENCIES

On 14 December 2006, the Company announced plans to build a $550 pilot plant smelter at its Complexe Jonquière site to develop the Company’s proprietary AP50 smelting technology. The pilot plant is expected to produce 60,000 tonnes of aluminum annually. Engineering for the pilot plant has begun and construction is expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

27.  COMMITMENTS AND CONTINGENCIES — (Continued)

to begin in 2008. The AP50 pilot plant is the first step in a planned ten-year $1.8 billion investment program in Quebec’s Saguenay-Lac-Saint-Jean (SLSJ) region, involving up to an additional 390,000 tonnes of new smelting capacity by 2015, developed by the Company with the support of the government of Quebec, as well as the creation of 740 highly skilled jobs. As part of the investment program, the government of Quebec has agreed to provide financial support by means of loans and research and development tax incentives which are conditional on the completion of this investment program. Moreover, the government of Quebec has made available to the Company a new block of 225 MW of electrical power. The agreement between the Company and the government of Quebec contains specific obligations on the part of the company to fulfill (1) certain job creation commitments; (2) its commitment to operate certain production facilities for a certain period of time; and (3) its commitment to support SLSJ suppliers of specific goods and equipment.

In connection with the above-mentioned agreement with the Company, the Quebec government has retained various rights which allow it to cancel some or all of the new entitlements and benefits relating to water and power, including the financial support contemplated thereby, should there be either an acquisition of control of Alcan or a change in the location of its headquarters which has a negative impact on its commitment to or presence in Quebec. The Company’s Board of Directors has, however, a significant role in the management of any process relating to the determination of any such negative impact.

In 1997, as part of the claim settlement arrangements related to the British Columbia Government’s cancellation of the Kemano Completion Project, the Company obtained the right to transfer a portion of a power supply contract with BC Hydro to a third party. The Company sold the right to supply this portion to Enron Power Marketing Inc. (EPMI), a subsidiary of Enron Corporation (Enron). To obtain the consent of BC Hydro, the Company was required to retain a residual obligation for EPMI’s performance under the power supply contract in the event that EPMI became unable to perform, to a maximum aggregate amount of $100, with mitigation and subrogation rights. BC Hydro assigned its rights to receive the power to BC Hydro’s affiliate, Powerex Corporation (Powerex). On 2 December 2001, EPMI and Enron filed for protection under Chapter 11 of the US Bankruptcy Code and Powerex alleged that the Company owed it a termination payment of more than $100. On 17 January 2003, an arbitrator confirmed Powerex’s claim for $100. In 2003 and 2004, there were legal proceedings in Oregon and British Columbia related to the judicial review and enforcement of the 17 January 2003 arbitral award. On 7 October 2004, the Company and Powerex agreed to terminate all legal proceedings and, on 23 December 2004, Alcan paid to Powerex $110 in full and final payment of the claim (inclusive of accrued interest) and Powerex assigned its claims in both the Enron and EPMI bankruptcies to the Company. In November 2005, the Company and Enron entered into a stipulated agreement that (i) confirmed that the Powerex bankruptcy claims assigned to the Company were allowed claims, (ii) confirmed the amount of the claims, and (iii) expunged the Company’s claims against Enron/EPMI (which arose out of the same facts and therefore were duplicative of the Powerex claims). On 15 December 2005, the United States Bankruptcy Court approved the stipulated agreement (the 10-day appeal period has since lapsed). On 19 January 2006, the Company sold the claims to a financial institution for combined proceeds of $62. These proceeds were recorded in the first quarter of 2006. See note 14 — Other expenses (income) — net.

On 22 January 2007, Alcan filed its leave to appeal application with the British Columbia (B.C.) Court of Appeal regarding the B.C. Utilities Commission 29 December 2006 decision to reject the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro. The Company’s move follows BC Hydro’s similar filing on 22 January 2007 to the same court.

The Company has guaranteed the repayment of indebtedness by third parties or the indemnification of third parties for a total amount of approximately $279. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted Joint Ventures, employee housing loans, obligations relating to businesses sold and potential environmental remediation at former Alcan sites. Commitments with third parties and certain Related Companies for supplies of goods and services, including capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

27.  COMMITMENTS AND CONTINGENCIES — (Continued)

expenditures and environmental protection costs, are estimated at $1,272 in 2007, $531 in 2008, $519 in 2009, $506 in 2010, $470 in 2011 and $2,954 thereafter. Total payments to these entities, excluding capital expenditures, were $799 in 2006, $705 in 2005 and $593 in 2004. Some of the commitment contracts include a variable component for indexation to oil and coal prices that is not reflected in the associated commitments disclosed above.

The Company carries insurance covering liability, including defense costs, of Directors and officers of the Company, incurred as a result of their acting as such, except in the case of failure to act honestly and in good faith. The policy provides coverage against certain risks in situations where the Company may be prohibited by law from indemnifying the Directors or officers. The policy also reimburses the Company for certain indemnity payments made by the Company to such Directors or officers, subject to a $10 deductible in respect of each insured loss.

Minimum rental obligations are estimated at $80 in 2007, $71 in 2008, $60 in 2009, $46 in 2010, $42 in 2011 and $172 thereafter. Total rental expenses amounted to $199 in 2006, $180 in 2005 and $150 in 2004.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company is involved in proceedings arising out of laws regulating the discharge of materials into the environment or laws seeking to protect the environment, for which it has made accruals, in respect of 21 existing and former Alcan sites and third party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

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

In addition, see reference to agreements between Alcan and Novelis in note 6, income taxes in note 9, asset retirement obligations in note 20, debt repayments in note 22 and financial instruments and commodity contracts in note 29.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

28.  CURRENCY GAINS AND LOSSES

The following are the amounts recognized in the Financial Statements:

	2006	2005	2004

Currency gains (losses) recorded in Income from continuing operations
Realized and unrealized gains (losses) on currency derivatives	24	(47)	(66)
Realized deferred translation adjustments*	(2)	10	—
Gains (Losses) on translation of monetary assets and liabilities	(31)	56	(62)

	(9)	19	(128)

Deferred translation adjustments** — beginning of year	264	1,063	609
Effect of exchange rate changes	759	(847)	616
Gains realized*	(13)	(18)	(32)
Deferred translation adjustments reclassified due to the Novelis Spin-off	7	(105)	—
Gains (Losses) on forward exchange contracts, net of tax, or translation of debt designated as an equity hedge of foreign subsidiaries	—	167	(123)
Gains (Losses) on translation of a convertible loan to a Subsidiary forming part of the net investment	—	4	(7)

Deferred translation adjustments — end of year	1,017	264	1,063

*	The gain of $13 realized in 2006 includes ($2) related principally to the sale of the Cebal Aerosol business, and $15 recorded in Income (Loss) from discontinued operations related to the sale of certain non-strategic assets in the Engineered Products group.

The gain of $18 realized in 2005 includes $10 recorded in Income from continuing operations, relating principally to the sale of Alcan Packaging Sutton Ltd., Alcan Print Finishers Ltd., and the Italian Laffon plant, and $8 recorded in Income (Loss) from discontinued operations.

The gain of $32 realized in 2004 relates to the sale of the Boxal Group and Suner Cartons and is recorded in Income (Loss) from discontinued operations.

**	Deferred translation adjustments are included in Accumulated other comprehensive income (loss).

29.  FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

In conducting its business, the Company uses various derivative and non-derivative instruments, including forward contracts, swaps and options, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Generally, such instruments are used for risk management purposes only. The Company is the counterparty to a number of such contracts with the businesses spun-off to Novelis. In 2004, these contracts represented intercompany balances and transactions and were eliminated in the consolidated Financial Statements. Subsequent to the Novelis Spin-off, these contracts represent third-party balances and transactions and they have been included in the relevant disclosure below. Also, the Company’s interest rate swaps and electricity derivatives outstanding as at 31 December 2004 were transferred to Novelis at the time of the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

29.  FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS — (Continued)

Derivatives — Currency

Outstanding at December 31		2006	2005	2004
Assets (Liabilities)		Fair	Fair	Fair
Financial Instrument	Hedge	Value	Value	Value

Forward exchange contracts	Future firm net operating cash flows	(1)	10	(62)
Forward exchange contracts	To swap intercompany foreign currency denominated loans to US$, € and CHF	—	(6)	(5)
Forward exchange contracts	To hedge € net investments in foreign operations(1)	—	—	(167)
Forward exchange contracts	Anticipated transactions(2)	8	(2)	5
Forward exchange contracts	To swap CAN$ commercial paper borrowings to US$	(11)	3	31
Currency options	Future US$ sales against € and £	—	—	15
Cross currency interest swap and forward exchange contracts	To swap US$ third-party borrowings to KRW	—	—	(8)
Cross currency interest swap	To swap € 21 million medium term notes to £14 million	—	1	2
Embedded derivatives		1	1	—

(1)	An exchange gain (loss) of nil was recorded in Deferred translation adjustments (2005: $167; 2004: ($123)).

(2)	In 2006, mainly anticipated transactions denominated in Brazilian real for the expansion of the Alumar alumina refinery in Brazil. In 2005, mainly anticipated transactions denominated in Australian dollars for the expansion of the Gove alumina refinery in Australia and Brazilian real for the Alumar expansion project. In 2004, mainly anticipated transactions denominated in Australian dollars for the Gove expansion project.

Derivatives — Interest Rate

The Company sometimes enters into interest rate swaps to manage funding costs as well as the volatility of interest rates.

	2006	2005	2004
Outstanding at December 31	Fair	Fair	Fair
Assets (Liabilities)	Value	Value	Value

Financial Instrument
Rate swap — floating to fixed
— in LIBOR floating to EURIBOR fixed	—	1	—
Rate swap — fixed to floating(1)
— in USD Fixed to USD LIBOR	5	—	—
Rate swap — floating to fixed
— in KRW floating to KRW fixed	—	—	(1)

(1)	These derivatives, which are designated as fair value hedges, convert the interest rate from fixed to floating on $500 of debt through 2015 and on $100 of debt through 2012.

Derivatives and Commodity Contracts — Aluminum

Depending on supply and market conditions, as well as for logistical reasons, the Company may sell primary metal to third parties and may purchase primary and secondary aluminum on the open market to meet its fabricated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

29.  FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS — (Continued)

products requirements. In addition, the Company may hedge certain commitments arising from pricing arrangements with some of its customers and the effects of price fluctuations on inventories. The Company may also hold for trading purposes physical metal purchase and sales contracts with third parties.

Other than forward fixed price sales agreements, the Company is currently not entering into additional forward sales of aluminum.

Outstanding at December 31
Assets (Liabilities)	2006	2005	2004

Financial Instrument
Forward contracts principally forward sales contracts and physical trading contracts(1)
Maturing principally in years	2007	2006 to 2007	2005 to 2006
Fair value	(287)	(236)	(104)
Forward fixed price sales agreements
Maturing principally in years	2007	2006	—
Fair value	(56)	(80)	—
Call options purchased
Maturing principally in years	2007	2006	2005
Fair value	28	29	36
Call options sold
Maturing principally in years	2007	2006	2005
Fair value	(28)	(29)	(10)
Embedded derivatives
Maturing principally in years	—	—	2005
Fair value	—	—	(10)

(1)	There was a loss of $33 due to hedge ineffectiveness in 2006 (2005: $18 and 2004: nil) on forward contracts, for which the Company applies cash flow hedge accounting under SFAS No. 133. As at 31 December 2006, the Company estimates that it will reclassify into earnings in 2007 pre-tax derivative losses of $302 from Accumulated other comprehensive income (loss) and the remaining balance will be reclassified into earnings during the period ending January 2010.

Derivatives — Electricity

As a hedge of future electricity purchases, the Company has outstanding as at December 31:

	2006	2005	2004

Financial Instrument
Fixed price contracts
Maturing at various times in years	N/A	N/A	2016
Fair value	N/A	N/A	18

Counterparty risk

As exchange rates, interest rates, and prices for metal and electricity fluctuate, the above contracts, excluding embedded derivatives, will generate gains and losses that will be offset by changes in the value of the underlying items being hedged. The Company may be exposed to losses in the future if the counterparties to the above contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

29.  FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS — (Continued)

fail to perform. To minimize the concentration of credit risk, the Company enters into derivative transactions with a portfolio of financial institutions having a credit rating of “A” or better. The Company has master netting agreements with the financial institutions that are counterparties to the derivative instruments. These agreements allow for the net settlement of assets and liabilities arising from different transactions with the same counterparty. The Company also monitors counterparty exposures and reviews counterparty credit ratings regularly. Based on these factors, the Company is satisfied that the risk of non-performance is remote.

Financial Instruments — Fair Value

On 31 December 2006, the fair value of the Company’s long-term debt totaling $5,512 (2005: $6,067; 2004: $6,914) was $5,487 (2005: $6,141; 2004: $7,158), based on market prices for the Company’s fixed rate securities and the book value of variable rate debt.

At 31 December 2006, the fair value of the Company’s preference shares having a book value of $160 (2005 and 2004: $160) was $195 (2005: $196; 2004: $185).

The fair values of all other financial assets and liabilities are approximately equal to their carrying values.

30.  SUPPLEMENTARY INFORMATION

	2006	2005	2004

Income statement
Interest on long-term debt	329	339	316
Capitalized interest	(73)	(29)	(11)
Balance sheet
Payables and accrued liabilities include the following:
Trade payables	2,163	1,855	2,816
Other accrued liabilities	1,700	1,520	1,805
Derivatives	740	508	263
Income and other taxes	119	116	343
Accrued employment costs	708	609	616

At 31 December 2006, the weighted average interest rate on short-term borrowings for continuing operations was 5.4% (2005: 4.9%; 2004: 2.6%).

	2006	2005	2004

Statement of cash flows
Interest paid
— continuing operations	386	376	413
— discontinued operations	—	7	3
Income taxes paid
— continuing operations	292	74	546
— discontinued operations	—	—	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS

Alcan and its subsidiaries have established retirement benefit plans in the principal countries where they operate.

Funded Pension Plans

The pension obligation relates mostly to funded defined benefit pension plans in Canada, United Kingdom, United States, Switzerland, the Netherlands and Australia (“Funded Pension Plans”). Pension benefits are generally based on the employee’s service and highest average eligible compensation before retirement. They are periodically adjusted for cost of living increases, either by collective agreement such as in Canada, statutory requirement such as in UK, or Company practice when there are surpluses determined on a funding basis, such as in Canada, Switzerland and the Netherlands.

Most Funded Pension Plans are administered by a Pension Committee or Board of Trustees composed of plan members designated by the Company and employees. Each Committee or Board adopts its own investment policy which generally favours diversification and active management of plan assets through selection of specialized managers. Investments are generally limited to publicly traded stocks and high rated debt securities, excluding securities in Alcan, and include only small amounts in other categories, except for the Swiss plan, whose target allocation is evenly distributed between equity, bonds and real estate. Depending on the age distribution of the membership, target allocation, other than for the Swiss plan, varies as indicated below.

The allocation at 31 December 2006 includes all major plans.

		Allocation in Aggregate at 31 December
Category of Asset	Target Allocation	2006	2005	2004

Equity	40% to 65%	58%	55%	54%
Debt securities	30% to 55%	32%	34%	35%
Real estate		6%	5%	6%

Alcan’s pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date and to amortize unfunded actuarial liabilities for the most part over periods of 15 years or less. The Company expects to contribute $289 in aggregate to its Funded Pension Plans in 2007.

Expected benefit payments from Funded Pension Plans are:
2007	549
2008	556
2009	571
2010	584
2011	600
2012 – 2016	3,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS — (Continued)

The following table presents the projected benefit obligation and assets of the Funded Pension Plans:

	2006	2005	2004

Change in projected benefit obligation
Projected benefit obligation at January 1	10,331	10,117	8,729
Current service cost	187	155	157
Interest cost	509	496	488
Members’ contributions	62	48	44
Benefits paid	(557)	(480)	(459)
Amendments	3	65	8
Acquisitions/curtailments/divestitures — net	7	(5)	78
Novelis Spin-off	(225)	(407)	—
Actuarial losses	7	823	744
Currency (gains) losses	526	(481)	328

Projected benefit obligation at December 31	10,850	10,331	10,117

	2006	2005	2004

Change in fair value of plan assets
Assets as January 1	8,726	8,468	7,537
Actual return on assets	893	1,192	848
Members’ contribution	62	48	44
Benefits paid	(557)	(480)	(459)
Company contribution	273	212	188
Acquisitions/curtailments/divestitures — net	4	(5)	29
Novelis Spin-off	(194)	(290)	—
Currency gains (losses)	444	(419)	281

Assets at December 31	9,651	8,726	8,468

The funded status is recognized in the Balance Sheet as follows:

	2006	2005	2004

Deferred charges and other assets	42	N/A	N/A
Payables and accrued liabilities	—	N/A	N/A
Postretirement benefits	(1,241)	N/A	N/A

Total funded status	(1,199)	(1,605)	(1,649)

For certain Funded Pension Plans, the projected benefit obligation exceeds the fair value of the assets. For these plans, the projected benefit obligation is $7,737 (2005: $10,067; 2004: $9,025), the accumulated benefit obligation (ABO) is $7,297 (2005: $9,433; 2004: $8,458) while the fair value of the assets is $6,496 (2005: $8,426; 2004: $7,341).

The total ABO of Funded Pension Plans is $10,145 (2005: $9,680; 2004: $9,429). For certain Funded Pension Plans, the ABO exceeds the fair value of the assets. For these plans the projected benefit obligation is $5,587 (2005: $7,995; 2004: $5,431), the ABO is $5,259 (2005: $7,538; 2004: $5,153) while the fair value of the assets is $4,398 (2005: $6,400; 2004: $3,845).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS — (Continued)

The components of the net periodic benefit cost of Funded Pension Plans are:

	2006	2005	2004

Current service cost	187	155	157
Interest cost	509	496	488
Expected return on assets	(609)	(548)	(520)
Amortization
Actuarial losses	106	90	69
Prior service cost	72	63	70
Curtailment/settlement (gains) losses	2	4	(18)

Net periodic benefit cost	267	260	246

Unfunded Retirement Benefits and Other Post-Retirement Benefits

Alcan also sponsors unfunded retirement benefit plans and other post-retirement benefit plans. Retirement benefits are either in the form of defined benefit pension plans, mainly in Germany and France for certain employees, or lump sum retirement indemnities in France (“Unfunded Retirement Benefits”). The practice in these countries is to have unfunded plans. They provide pensions based on the employee’s service and highest average eligible compensation before retirement and are periodically adjusted for cost of living increases in accordance with statutory requirements. Lump sum retirement indemnities are based on earnings prior to retirement and on company service.

Other post-retirement benefits are health care and life insurance benefits (“Other Benefits”), provided mostly to retired employees in Canada and the United States. Benefits are mostly unfunded.

The following table presents the projected benefit obligation of Unfunded Retirement Benefits and of Other Benefits:

	Unfunded Retirement Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Change in projected benefit obligation
Projected benefit obligation at January 1	1,058	1,267	1,100	1,074	1,048	940
Current service cost	18	18	24	16	14	13
Interest cost	47	48	61	59	53	56
Benefits paid	(81)	(70)	(94)	(56)	(60)	(65)
Amendments	—	—	—	(4)	33	(3)
Acquisitions/curtailments/divestitures — net	16	3	(15)	—	5	64
Novelis Spin-off	(9)	(143)	—	—	(115)	—
Actuarial (gains) losses	(26)	80	79	40	96	42
Currency (gains) losses	116	(145)	112	1	—	1

Projected benefit obligation at December 31	1,139	1,058	1,267	1,130	1,074	1,048

The Accumulated Benefit Obligation of Unfunded Retirement Benefits is $1,069 (2005: $993; 2004: $1,165).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS — (Continued)

The projected benefit obligation is recognized in the Balance Sheet as follows:

	Unfunded Retirement Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Payables and accrued liabilities	64	N/A	N/A	65	N/A	N/A
Postretirement benefits	1,075	N/A	N/A	1,065	N/A	N/A

Projected benefit obligation	1,139	1,058	1,267	1,130	1,074	1,048

The components of the net periodic benefit cost of Unfunded Retirement Benefits and of Other Benefits are:

	Unfunded Retirement Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Current service cost	18	18	24	16	14	13
Interest cost	47	48	61	59	53	56
Amortization
Actuarial (gains) losses	(2)	(2)	(3)	12	5	(1)
Prior service cost	—	—	2	3	—	—
Curtailment/settlement (gains) losses	4	6	5	(1)	9	—

Net periodic benefit cost	67	70	89	89	81	68

	Unfunded
	Retirement	Other
Expected benefit payments are:	Benefits	Benefits

2007	64	65
2008	68	70
2009	69	74
2010	67	77
2011	71	81
2012-2016	392	457

Information on Other Comprehensive Income

The incremental effect of applying SFAS No. 158 is:

2006	Before	Adjustments		After

Assets
Deferred charges and other assets	1,365	(278	)(A)	1,087
Investments	1,529	(20	)(B)	1,509
Deferred income taxes — long-term	713	276	(C)	989
Intangible assets — net	775	(99	)(D)	676
Total Assets	29,060	(121)		28,939
Liabilities
Payables and accrued liabilities	5,339	91	(E)	5,430
Postretirement benefits	2,959	422	(F)	3,381
Accumulated other comprehensive income (loss)	411	(634)		(223)
Total liabilities and shareholders’ equity	29,060	(121)		28,939

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS — (Continued)

Adjustments relate to:

(A)	Reduction in prepaid pension assets to reflect the funded status of the Funded Pension Plans.

(B)	Recognition of the funded status of post-retirement benefit plans for companies accounted for under the equity method.

(C)	Tax impact of adopting SFAS No. 158.

(D)	Elimination of the prior service costs relating to the minimum pension liability.

(E)	Classification of the amount by which the expected benefit payments in the following year exceed the plan assets as a current liability.

(F)	Recognition of the funded status of post-retirement benefit plans.

Obligations recognized in accumulated other comprehensive income consist of:

	Pension Plans	Other Benefits
	2006	2006

Net actuarial loss	834	165
Prior service cost	477	24

	1,311	189

The estimated net actuarial loss and prior service cost for the Pension Plans (Funded Pension Plans and Unfunded Retirement Benefits) that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in 2007 are $83 and $69, respectively. The estimated net actuarial loss and prior service cost for the Other Benefits that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in 2007 are $15 and $3, respectively.

	Pension Plans			Other Benefits
Assumptions	2006	2005	2004	2006	2005	2004

Weighted average assumptions used to determine projected benefit obligation at December 31
Discount rate	4.9%	4.9%	5.3%	5.6%	5.6%	5.8%
Average compensation growth	3.4%	3.4%	3.4%	3.6%	3.7%	3.7%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.9%	5.3%	5.6%	5.6%	5.8%	6.2%
Average compensation growth	3.4%	3.4%	3.3%	3.7%	3.7%	3.7%
Expected return on plan assets	6.9%	7.0%	7.0%	8.3%	8.3%	8.5%

In estimating the expected return on assets of a Funded Pension Plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium in each relevant country of equity or real estate over long-term bond yields. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

31.  POST-RETIREMENT BENEFITS — (Continued)

The assumed health care cost trend used for measurement purposes is 10.6% for 2007, decreasing gradually to 4.5% in 2013 and remaining at that level thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	1% Increase	1% Decrease

Sensitivity Analysis
Effect on current service and interest costs	7	(6)
Effect on projected benefit obligation	80	(74)

Defined Contribution Plans

The Company also sponsors savings plans in Canada and the US as well as defined contribution pension plans in various countries. The cost of the Company contribution was $32 in 2006 (2005: $30; 2004: $26).

Spin-off of Rolled Products Businesses

Pursuant to a notice provision provided for in the Separation Agreement, Novelis Inc. gave notice in 2005 to Alcan of its election to transfer to Novelis pension plans, the assets and liabilities pertaining to the Alcan’s pension plans for employees transferred to Novelis. As at the end of 2006, the situation stood as follows:

a) In the US, a share of pension assets and liabilities for past service for all active employees as at 31 December 2005, was transferred from the Alcan plan to the Novelis pension plan in November 2006. The projected benefit obligation (at 5.75%) and the market value of plan assets transferred were $225 and $194, respectively. An unfunded pension liability in respect of employees entitled to benefits in excess of those payable from the qualified plan was also transferred to Novelis Inc. in November 2006 (projected benefit obligation of $9).

b) In the UK, Novelis employees previously participating in the Alcan plan were offered in 2006 the option to transfer their benefits as at 31 December 2005 to the Novelis plan. The estimated related share of pension assets and projected benefit obligation expected to be transferred to the Novelis pension plan in 2007 is $20 and $26, respectively.

c) In Canada, Novelis employees were offered in 2006 the option to transfer their benefits as at 31 December 2004 to the Novelis plan. The estimated related share of pension assets and projected benefit obligation expected to be transferred to the Novelis pension plan in 2007 is $37 and $40, respectively.

The transfer of benefits and pension assets between plans is subject to the terms of the Separation Agreement and to approval by pension authorities.

In Switzerland, employees who transferred from Alcan to Novelis continue to participate in the Alcan retirement schemes, and the contribution required to fund their additional service is being paid by Novelis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

32.  INFORMATION BY GEOGRAPHIC AREAS

	Location	2006	2005	2004

Sales and operating revenues — third parties (by destination)	Canada	1,690	1,438	1,117
	United States	6,898	5,944	7,620
	Brazil	255	221	527
	France	2,436	2,244	2,260
	United Kingdom	1,787	1,641	2,099
	Germany	2,316	1,989	2,267
	Switzerland	383	300	235
	Other Europe	3,560	3,220	4,306
	Australia	890	420	429
	Asia and Other Pacific	2,439	2,126	3,294
	All Other	987	777	794

	Total	23,641	20,320	24,948

Sales and operating revenues — intercompany (by origin)	Canada	2,220	1,557	3,394
	United States	258	224	945
	Brazil	13	7	76
	France	959	870	2,504
	United Kingdom	16	66	578
	Germany	435	274	546
	Switzerland	1,539	1,289	1,250
	Other Europe	1,761	1,046	1,046
	Australia	651	508	926
	Asia and Other Pacific	54	25	56
	All Other	278	225	414

	Sub-total	8,184	6,091	11,735
	Consolidation eliminations	(8,184)	(6,091)	(11,735)

	Total	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

32.  INFORMATION BY GEOGRAPHIC AREAS — (Continued)

Sales to Subsidiary companies are made at fair market prices recognizing volume, continuity of supply and other factors.

	Location	2006	2005	2004

Sales and operating revenues — third parties (by origin)	Canada	3,231	3,007	1,504
	United States	5,767	4,748	7,648
	Brazil	203	176	587
	France	4,899	3,993	4,468
	United Kingdom	1,252	1,152	1,025
	Germany	1,763	1,620	3,203
	Switzerland	2,043	2,176	1,831
	Other Europe	1,866	1,376	1,754
	Australia	1,021	731	384
	Asia and Other Pacific	1,031	855	2,085
	All Other	565	486	459

	Total	23,641	20,320	24,948

Income (Loss) from continuing operations	Canada	371	(197)	(43)
	United States	267	53	129
	Brazil	17	6	62
	France	414	(39)	(209)
	United Kingdom	88	(14)	(33)
	Germany	(8)	(5)	21
	Switzerland	95	(3)	70
	Other Europe	196	86	46
	Australia	294	229	227
	Asia and Other Pacific	39	(8)	11
	All Other	55	41	21
	Consolidation eliminations	(42)	6	(59)

	Total	1,786	155	243

In 2006, Income from continuing operations included after-tax charges (income) relating to Other Specified Items*  of ($71) for Canada, $40 for the United States, $8 for Brazil, $10 for France, $21 for the United Kingdom, $27 for Germany, $2 for Switzerland, $45 for Other Europe, $12 for Australia, ($2) for Asia and Other Pacific and $6 for All Other.

In 2005, income from continuing operations included after-tax charges relating to Other Specified Items of $76 for Canada, $98 for the United States, $9 for Brazil, $310 for France, $18 for the United Kingdom, $49 for Germany, $25 for Switzerland, $44 for Other Europe, $9 for Australia, $23 for Asia and Other Pacific and $9 for All Other.

*  Other Specified Items included in Income (Loss) from continuing operations are comprised of restructuring and synergy charges; asset impairment charges; gains and losses on non-routine sales of assets, businesses or investments; unusual gains and losses from legal claims and environmental matters; gains and losses on the redemption of debt; income tax reassessments related to prior years and the effects of changes in income tax rates; and other items that, in the Company’s view, do not typify normal operating activities. In 2004, Other Specified Items also included purchase accounting adjustments related to inventories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

32.  INFORMATION BY GEOGRAPHIC AREAS — (Continued)

In 2004, Income from continuing operations included after-tax charges (income) relating to Other Specified Items of $39 for Canada, $92 for the United States, ($15) for Brazil, $228 for France, $18 for the United Kingdom, $6 for Germany, $8 for Switzerland, $36 for Other Europe, ($23) for Australia and $15 for All Other.

	Location	2006	2005	2004

Property, plant and equipment, Intangible assets and Goodwill at December 31**	Canada	4,228	4,691	4,735
	United States	2,034	2,198	2,796
	Brazil	117	101	648
	France	2,652	2,240	3,047
	United Kingdom	643	593	983
	Germany	809	782	1,229
	Switzerland	715	744	839
	Other Europe	1,605	1,531	2,093
	Australia	4,225	3,263	2,402
	Asia and Other Pacific	330	309	979
	All Other	317	307	269

	Total	17,675	16,759	20,020

Cash paid for capital expenditures, business acquisitions and purchase of investments	Canada	232	237	377
	United States	222	154	230
	Brazil	29	11	36
	France	299	215	355
	United Kingdom	41	35	65
	Germany	56	88	106
	Switzerland	32	40	51
	Other Europe	105	110	159
	Australia	1,173	879	190
	Asia and Other Pacific	50	58	116
	All Other	43	27	50

	Total	2,282	1,854	1,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

	Location	2006	2005	2004

32. INFORMATION BY GEOGRAPHIC AREAS — (Continued)
Average number of employees (in thousands — unaudited)	Canada	11	11	11
	United States	10	8	14
	Brazil	1	1	4
	France	15	15	17
	United Kingdom	2	3	4
	Germany	5	5	8
	Switzerland	2	3	3
	Other Europe	6	5	8
	Australia	1	2	2
	Asia and Other Pacific	7	6	8
	All Other	5	4	3

	Total	65	63	82

**	In 2005, Property, plant and equipment, Intangible assets and Goodwill reflect goodwill impairment charges of $4 in Canada, $39 in the United States, $29 in France, $1 in the United Kingdom, $15 in Germany, $16 in Other Europe, $6 in Asia and Other Pacific and $12 in All Other.

In 2004, Property, plant and equipment, Intangible assets and Goodwill reflect goodwill impairment charges of $36 in the United States, $116 in France and $2 in the United Kingdom.

33.  INFORMATION BY OPERATING SEGMENTS

The following presents selected information by operating segment, viewed on a stand-alone basis. Subsequent to the spin-off of substantially all of its rolled products businesses, the operating management structure comprises four operating segments or Business Groups: Bauxite and Alumina; Primary Metal; Engineered Products and Packaging. The rolled products facilities retained by Alcan are Neuf-Brisach and Issoire (France), Sierre (Switzerland), and Ravenswood (US), which are part of Engineered Products, and Singen (Germany), which is a shared facility between Engineered Products and Packaging. The Company’s measure of the profitability of its operating segments is referred to as Business Group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives, that are not under the control of the Business Groups or are not considered in the measurement of their profitability. These items are generally managed by the Company’s corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. The unrealized change in fair market value of derivatives is excluded from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations. This presentation provides a more accurate portrayal of underlying Business Group results and is in line with the Company’s portfolio approach to risk management. Transactions between operating segments are conducted on an arm’s-length basis and reflect market prices. Thus, earnings from the Bauxite and Alumina as well as from the Primary Metal groups represent mainly profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company’s fabricating and packaging operations. Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

33.  INFORMATION BY OPERATING SEGMENTS — (Continued)

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

Bauxite and Alumina

Headquartered in Montreal (Canada), this Business Group comprises Alcan’s worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning, operating or having interests in six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries and providing engineering and technology services.

Primary Metal

Also headquartered in Montreal, this Business Group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries, 12 power facilities in four countries and 12 technology and equipment sales centres and engineering operations in ten countries.

Engineered Products

Headquartered in Paris (France), this Business Group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 55 plants located in 12 countries. Also part of this Business Group are 33 service centres in 11 countries and 32 sales offices in 27 countries and regions.

Packaging

Also headquartered in Paris, this Business Group consists of the Company’s worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 130 plants in 30 countries. This Business Group produces packaging from a number of different materials, including plastic, aluminum, paper, paper board and glass.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

33.  INFORMATION BY OPERATING SEGMENTS — (Continued)

	Intersegment			Third Parties
Sales and Operating Revenues	2006	2005	2004	2006	2005	2004

Bauxite and Alumina	2,001	1,515	1,575	1,844	1,478	1,487
Primary Metal	2,486	1,898	3,741	8,661	6,877	4,586
Engineered Products	194	202	725	7,146	6,015	5,525
Packaging	4	5	69	5,960	6,004	6,024
Entities transferred to Novelis	—	—	535	—	—	7,321
Adjustments for equity-accounted Joint Ventures and certain investments	—	—	—	(15)	(101)	(40)
Other	(4,685)	(3,620)	(6,645)	45	47	45

	—	—	—	23,641	20,320	24,948

Business Group Profit (BGP)	2006	2005	2004

Bauxite and Alumina	609	435	460
Primary Metal	2,962	1,751	1,462
Engineered Products	567	403	379
Packaging	550	595	653
Entities transferred to Novelis	—	—	654
Adjustments for equity-accounted Joint Ventures and certain investments	(263)	(270)	(242)
Adjustments for mark-to-market of derivatives	(45)	(41)	(29)
Depreciation and amortization	(1,043)	(1,080)	(1,337)
Goodwill impairment	—	(122)	(154)
Intersegment, corporate offices and other	(680)	(998)	(921)
Equity income	85	88	54
Interest	(284)	(350)	(346)
Income taxes	(665)	(257)	(375)
Minority interests	(7)	1	(15)

Income from continuing operations	1,786	155	243

Included in 2006 Intersegment, corporate offices and other are asset impairments of $84, legal and environmental provisions of $22, restructuring charges of $68 and a $62 gain on claims sold related to the Enron bankruptcy.

Included in 2005 Intersegment, corporate offices and other are asset impairments of $428, synergy costs of $80, restructuring charges of $128 and a $42 gain on the sale of an investment.

Included in 2004 Intersegment, corporate offices and other are asset impairments of $100, synergy costs of $53, restructuring charges of $18, purchase accounting adjustments related to inventory of $165 and Novelis costs of $40, partially offset by a gain resulting from a dilution in the Company’s interest in an anode-producing facility in the Netherlands of $46 and a net gain on sale of fixed assets of $13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

33.  INFORMATION BY OPERATING SEGMENTS — (Continued)

Total Assets at December 31	2006	2005	2004

Bauxite and Alumina	5,865	4,638	3,496
Primary Metal	12,026	10,889	10,342
Engineered Products	4,727	4,106	4,601
Packaging	6,868	6,847	8,242
Entities transferred to Novelis	—	—	5,434
Adjustments for equity-accounted Joint Ventures and certain investments	(558)	(505)	(313)
Other	4	529	586
Assets held for sale:
Bauxite and Alumina	—	—	63
Primary Metal	—	118	823
Engineered Products	—	9	63
Packaging	7	7	4

Total assets held for sale	7	134	953

	28,939	26,638	33,341

	Depreciation and Amortization			Cash Paid For Capital Expenditures, Business Acquisitions and Investments
	2006	2005	2004	2006	2005	2004

Bauxite and Alumina	154	154	136	1,262	949	181
Primary Metal	520	505	488	582	363	621
Engineered Products	188	189	201	215	160	212
Packaging	256	314	342	383	435	434
Entities transferred to Novelis	—	—	267	—	—	207
Adjustments for equity-accounted Joint Ventures and certain investments	(96)	(101)	(118)	(186)	(83)	(35)
Other	21	19	21	26	30	115

	1,043	1,080	1,337	2,282	1,854	1,735

Risk Concentration

The Company’s consolidated sales and operating revenues for the year ended 31 December 2006, include $2,631 (2005: $2,062) arising from transactions with Novelis. These sales and operating revenues represent 11% (2005: 10%) of the consolidated sales and operating revenues for the year ended 31 December 2006.

The following table includes sales and operating revenues to Novelis by Business Group:

	2006	2005

Bauxite and Alumina	73	46
Primary Metal	2,510	1,918
Engineered Products	40	79
Packaging	8	19

Total	2,631	2,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in millions of US$, except where indicated)

34.  PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth	Year
	(In millions of US$, except per share data)

2006
Revenues	5,550	6,103	5,769	6,219	23,641
Cost of sales and operating expenses	4,128	4,646	4,454	4,762	17,990
Depreciation and amortization	251	258	273	261	1,043
Income taxes	269	195	146	55	665
Other items	448	550	436	723	2,157

Income from continuing operations(1)	454	454	460	418	1,786
Income (Loss) from discontinued operations	3	1	(4)	4	4

Income before cumulative effect of accounting change	457	455	456	422	1,790
Cumulative effect of accounting change	(4)	—	—	—	(4)

Net income	453	455	456	422	1,786
Dividends on preference shares	2	3	3	3	11

Net income attributable to Common Shareholders	451	452	453	419	1,775

Net income per Common Share — basic
Income from continuing operations	1.21	1.21	1.21	1.12	4.75
Income (Loss) from discontinued operations	0.01	—	(0.01)	0.01	0.01
Cumulative effect of accounting change	(0.01)	—	—	—	(0.01)

Net income per Common Share — basic(2)	1.21	1.21	1.20	1.13	4.75

Net income per Common Share — diluted
Income from continuing operations	1.20	1.20	1.21	1.12	4.74
Income (Loss) from discontinued operations	0.01	—	(0.01)	0.01	0.01
Cumulative effect of accounting change	(0.01)	—	—	—	(0.01)

Net income per Common Share — diluted(2)	1.20	1.20	1.20	1.13	4.74

2005
Revenues	5,178	5,206	4,887	5,049	20,320
Cost of sales and operating expenses	4,090	4,130	3,921	3,994	16,135
Depreciation and amortization	272	268	266	274	1,080
Income taxes	98	70	101	(12)	257
Other items	510	530	527	1,126	2,693

Income (Loss) from continuing operations(1)	208	208	72	(333)	155
Income (Loss) from discontinued operations	10	(17)	9	(28)	(26)

Net income (Loss)	218	191	81	(361)	129
Dividends on preference shares	2	1	2	2	7

Net income (Loss) attributable to Common Shareholders	216	190	79	(363)	122

Net income (Loss) per Common Share — basic and diluted
Income (Loss) from continuing operations	0.56	0.56	0.19	(0.91)	0.40
Income (Loss) from discontinued operations	0.02	(0.04)	0.02	(0.07)	(0.07)

Net income (Loss) per Common Share — basic and diluted(2)	0.58	0.52	0.21	(0.98)	0.33

SUPPLEMENTARY DATA — (Continued)

	First	Second	Third	Fourth	Year
	(In millions of US$, except per share data)

QUARTERLY FINANCIAL DATA (unaudited) — (Continued)
2004
Revenues	6,020	6,208	6,184	6,536	24,948
Cost of sales and operating expenses	4,972	4,918	4,997	5,383	20,270
Depreciation and amortization	336	324	322	355	1,337
Income taxes	41	125	134	75	375
Other items	537	556	560	1,070	2,723

Income (Loss) from continuing operations(1)	134	285	171	(347)	243
Income (Loss) from discontinued operations	(28)	46	(4)	1	15

Net income (Loss)	106	331	167	(346)	258
Dividends on preference shares	2	1	1	2	6

Net income (Loss) attributable to Common Shareholders	104	330	166	(348)	252

Net income (Loss) per Common Share — basic
Income (Loss) from continuing operations	0.36	0.77	0.46	(0.95)	0.64
Income (Loss) from discontinued operations	(0.07)	0.12	(0.01)	0.01	0.05

Net income (Loss) per Common Share — basic(2)	0.29	0.89	0.45	(0.94)	0.69

Net income (Loss) per Common Share — diluted
Income (Loss) from continuing operations	0.35	0.77	0.46	(0.95)	0.64
Income (Loss) from discontinued operations	(0.07)	0.12	(0.01)	0.01	0.05

Net income (Loss) per Common Share — diluted(2)	0.28	0.89	0.45	(0.94)	0.69

(1)	The first quarter of 2006 included losses of $29 on business and asset disposals, charges of $18 mainly related to restructuring of the packaging business, as well as asset impairment charges of $6 mainly related to the sale of the bottles business, partially offset by a gain of $41 arising on the sale of bankruptcy claims against Enron. The second quarter of 2006 included charges of $66 related to restructuring initiatives across all Business Groups largely offset by a favourable tax adjustment of $63 mainly related to a deferred tax benefit arising from a reduction in the Canadian federal tax rates enacted in June 2006. The third quarter of 2006 included restructuring charges of $17 mainly related to the Packaging and Primary Metal groups and asset impairment charges of $7 offset by a net gain of $7 on sales of businesses and a favourable tax adjustment resulting from an assessment of $16 in Canada. The fourth quarter of 2006 included charges of $36 associated with restructuring initiatives across most Business Groups, asset impairment charges of $14 principally in relation to the Gove alumina refinery in Australia, asset retirement obligation adjustments relating to closed sites of $11 and a net loss on business divestments of $8.

The first quarter of 2005 included unfavourable deferred tax adjustments of $27 and expenses of $24 related to the Novelis Spin-off synergy costs of $7, partially offset by an insurance recovery of $8. The second quarter of 2005 included a charge of $28 mainly related to the restructuring of certain Engineered Products facilities, principally in Europe, synergy costs of $24, asset impairment charges of $16 mainly related to Packaging assets in the US and Bauxite and Alumina assets in Australia and losses on sales of European packaging operations of $16 partially offset by gains on sales of assets of $8 primarily in the UK. The third quarter of 2005 included restructuring charges of $9 related to the closure of the Sogerem fluorspar mining operations in France, synergy costs of $15, a loss of $10 on the sale of a packaging facility in the UK, partially offset by gains of $26 on the sales of certain packaging assets in Europe. The fourth quarter of 2005 included restructuring and asset impairment charges of $115 and $294, respectively, principally for the restructuring of certain packaging businesses, mainly Global Beauty Packaging and Food Flexible Packaging Europe, the closure of the Steg and Lannemezan smelters in Europe and the rationalization of certain Engineered Products operations and a goodwill impairment charge of $122.

SUPPLEMENTARY DATA — (Continued)

QUARTERLY FINANCIAL DATA (unaudited) — (Continued)

The first quarter of 2004 included one-time purchase accounting adjustments of $56 related to the Pechiney inventory revaluation, synergy costs of $8, restructuring charges of $5 for various operations in North America, a gain of $5 on the sale of assets in the UK and favourable tax adjustments of $3 related to a tax settlement in Germany. The second quarter of 2004 included a deferred tax charge of $46 related to a tax reorganization, a gain of $42 resulting from a dilution of the Company’s interest in an anode-producing Joint Ventures in the Netherlands, synergy costs of $8 related to the Pechiney and FlexPac acquisitions, and a $15 gain related to changes in a pension program in Brazil (Other). The third quarter of 2004 included a deferred tax recovery of $46 relating to further restructuring of Pechiney legal entities, restructuring charges of $17 related principally to the closure of a rolled products facility in the UK and a $11 charge for a purchase accounting adjustment related to inventory. The fourth quarter of 2004 included a goodwill impairment charge of $154, an asset impairment charge of $65 related to two rolling mills in Italy, purchase accounting and related adjustments of $55, expenses of $31 related to the Novelis Spin-off, synergy costs of $32 and a gain of $4 resulting from a dilution of the Company’s interest in an anode-producing Joint Ventures in the Netherlands.

(2)	Net income per Common Share calculations are based on the average number of Common Shares outstanding in each period. See note 5 — Earnings Per Share — Basic and Diluted.

SUPPLEMENTARY FINANCIAL AND OPERATING DATA

ELEVEN-YEAR SUMMARY

	2006	2005	2004	2003	2002	2001	2000	1999*	1998*	1997*	1996*
	US	US	US	US	US	US	US	Canadian	Canadian	Canadian	Canadian
	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP

CONSOLIDATED INCOME STATEMENT ITEMS (in millions of US$)
Sales and operating revenues	23,641	20,320	24,948	13,850	12,483	12,545	9,237	7,324	7,789	7,777	7,614
Cost of sales and operating expenses	17,990	16,135	20,270	11,171	10,032	10,108	7,342	5,695	6,076	6,005	5,919
Depreciation and amortization	1,043	1,080	1,337	862	772	809	496	477	462	436	431
Selling, administrative and general expenses	1,475	1,402	1,615	758	580	567	426	388	448	444	422
Research and development expenses	220	227	239	190	115	134	80	67	70	72	71
Interest	284	350	346	212	198	242	67	76	92	101	125
Goodwill impairment	—	122	154	28	—	—	—	—	—	—	—
Restructuring charges and Other expenses (income) — net	256	681	408	131	119	818	32	(40)	(12)	(34)	13
Income taxes	665	257	375	258	287	(15)	232	211	210	248	212
Equity income (loss)	85	88	54	38	44	44	35	(1)	(48)	(33)	(10)
Minority interests	(7)	1	(15)	(16)	(3)	14	1	(14)	4	(4)	(1)

Income (Loss) from continuing operations before amortization of goodwill and extraordinary item	1,786	155	243	262	421	(60)	598	435	399	468	410
Amortization of goodwill	—	—	—	—	—	—	16	—	—	—	—

Income (Loss) from continuing operations before extraordinary item	1,786	155	243	262	421	(60)	582	435	399	468	410
Extraordinary gain	—	—	—	—	—	—	—	—	—	17	—

Income (Loss) from continuing operations	1,786	155	243	262	421	(60)	582	435	399	485	410
Income (Loss) from discontinued operations	4	(26)	15	(159)	(21)	(6)	—	—	—	—	—

Income (Loss) before cumulative effect of accounting change	1,790	129	258	103	400	(66)	582	435	399	485	410
Cumulative effect of accounting change, net of income tax	(4)	—	—	(39)	(748)	(12)	—	—	—	—	—

Net income (Loss)	1,786	129	258	64	(348)	(78)	582	435	399	485	410

Net income (Loss) attributable to Common Shareholders	1,775	122	252	57	(353)	(86)	572	426	389	475	394

CONSOLIDATED BALANCE SHEET ITEMS (in millions of US$)
Operating working capital***	1,861	1,380	2,380	2,458	1,445	1,237	2,354	1,307	1,682	1,483	1,461
Capital assets and goodwill — net***	17,675	16,759	20,020	20,006	12,023	12,054	12,118	6,434	5,897	5,458	5,470
Total assets	28,939	26,638	33,341	31,948	17,761	17,551	17,846	9,839	9,901	9,374	9,228
Total debt***	5,979	6,415	9,400	9,542	3,747	3,990	4,572	1,489	1,789	1,515	1,516
Deferred income taxes — net***	56	184	482	836	821	751	1,144	781	747	969	996
Minority interests***	71	67	236	403	150	132	244	207	110	43	73
Preference shares	160	160	160	160	160	160	160	160	160	203	203
Common Shareholders’ equity	10,934	9,484	10,566	10,117	8,132	8,410	8,580	5,358	5,359	4,871	4,661

PER COMMON SHARE (in US$)
Net income (Loss) before amortization of goodwill and extraordinary Item — basic	4.75	0.33	0.69	0.18	(1.10)	(0.27)	2.37	1.95	1.71	2.02	1.74
Net income (Loss) before extraordinary item — basic	4.75	0.33	0.69	0.18	(1.10)	(0.27)	2.37	1.95	1.71	2.02	1.74
Net income (Loss) — basic	4.75	0.33	0.69	0.18	(1.10)	(0.27)	2.31	1.95	1.71	2.09	1.74
Dividends paid	0.70	0.60	0.60	0.60	0.60	0.60	0.60	0.60	0.60	0.60	0.60
Common Shareholders’ equity	29.81	25.50	28.56	27.70	25.30	26.21	26.99	24.47	23.71	21.43	20.57
Market price — NYSE close (unaudited)	48.74	40.95	49.04	46.95	29.52	35.93	34.19	41.38	27.06	27.63	33.63

SUPPLEMENTARY FINANCIAL AND OPERATING DATA — (Continued)

	2006	2005	2004	2003	2002	2001	2000	1999*	1998*	1997*	1996*
	US	US	US	US	US	US	US	Canadian	Canadian	Canadian	Canadian
	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP	GAAP

ELEVEN-YEAR SUMMARY — (Continued)
OPERATING DATA (in thousands of tonnes except for LME price) (unaudited)
Consolidated aluminum shipments****
Ingot products (includes primary and secondary ingot, trading and scrap)	3,018	3,070	2,012	1,387	1,429	1,419	974	859	829	858	810

Entities transferred to Novelis	—	—	2,815	2,559	—	—	—	—	—	—	—
Rolled products	—	—	—	—	2,058	1,937	1,855	1,609	1,603	—	—
Aluminum used in engineered products and packaging	1,315	1,269	1,469	562	546	536	352	302	220	—	—

Total fabricated products	1,315	1,269	4,284	3,121	2,604	2,473	2,207	1,911	1,823	1,694	1,539
Conversion of customer-owned metal	—	—	—	—	391	344	328	315	289	276	258

Total aluminum volume	4,333	4,339	6,296	4,508	4,424	4,236	3,509	3,085	2,941	2,828	2,607
Consolidated primary aluminum production	3,406	3,420	3,382	2,354	2,238	2,042	1,562	1,518	1,481	1,429	1,407
Consolidated aluminum purchases	967	843	2,172	1,843	1,855	1,865	1,679	1,297	1,227	1,254	1,003
Consolidated aluminum inventories (end of year)	229	341	831	513	534	528	576	477	469	451	408
Primary aluminum capacity
Consolidated subsidiaries and Joint Ventures	3,468	3,483	3,435	4,076	2,365	2,252	1,899	1,583	1,706	1,558	1,561
Total consolidated subsidiaries, Joint Ventures and related companies	3,468	3,483	3,435	4,076	2,365	2,252	1,899	1,583	1,706	1,695	1,698
Average three-month LME price (US$ per tonne)	2,594	1,900	1,721	1,428	1,365	1,454	1,567	1,388	1,379	1,620	1,536

OTHER STATISTICS
Cash from operating activities from continuing operations (in millions of US$)	3,040	1,535	1,739	1,801	1,519	1,614	1,059	1,182	739	719	981
Cash from (used for) financing activities from continuing operations (in millions of US$)	(1,111)	(2,647)	(538)	3,453	(673)	(538)	781	(629)	(95)	(46)	(700)
Cash from (used for) investment activities from continuing operations (in millions of US$)	(1,909)	947	(1,708)	(4,594)	(860)	(1,182)	(2,074)	(838)	(656)	(587)	178
Cash used for capital expenditures (in millions of US$)	2,081	1,742	1,269	838	627	1,017	1,482	1,169	805	641	482
Cash used for business acquisitions (in millions of US$)	201	112	466	3,819	346	404	244	129	72	—	—
Debt as a percentage of invested capital (%) (unaudited)	35	40	46	47	31	31	34	21	24	23	23
Average number of employees (in thousands) (unaudited)	65	63	82	47	47	48	35	38	36	33	34
Common Shareholders — registered (in thousands at end of year) (unaudited)	17	17	18	18	18	18	19	20	20	21	22
Common Shares outstanding (in millions at end of year)	367	372	370	365	321	321	318	218	226	227	227
Registered in Canada (%) (unaudited)**	82	82	82	82	80	79	76	61	60	61	61
Registered in the United States (%) (unaudited)	18	18	18	18	20	21	24	39	39	39	39
Registered in other countries (%) (unaudited)	—	—	—	—	—	—	—	—	1	—	—
Return on average Common Shareholders’ equity (%) (unaudited)	17	1	2	1	(4)	(1)	8	8	7	10	9

*	Amounts during this period were prepared under Canadian generally accepted accounting principles, which may not be comparable to those prepared under US GAAP.

**	Shares held by former algroup and Pechiney shareholders are registered in Canada.

***	Excludes assets and liabilities of operations held for sale.

****	Consolidated aluminum shipments were reclassified for 2004 and 2003 to reflect the Novelis Spin-off.

SUPPLEMENTARY FINANCIAL AND OPERATING DATA — (Continued)

SELECTED ALCAN FRANCE S.A.S. UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

This information is presented in accordance with the legal requirements applicable in France to French parent companies that are not required to prepare consolidated Financial Statements. The following table presents selected unaudited consolidated financial information of Alcan France S.A.S. (formerly Pechiney) and its subsidiaries at 31 December 2006, 2005 and 2004, and for each of the years then ended.

Alcan France S.A.S. — Selected consolidated financial information

	31 December 2006	31 December 2005	31 December 2004
	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions of US$,
	except where indicated)

Sales and operating revenues	8,222	7,127	7,236

Net income (Loss)	547	(256)	(341)

Total long-term assets	7,607	6,835	7,681

Shareholders’ equity	6,657	5,467	5,012

Average number of employees (in thousands)	26	26	31

This selected unaudited consolidated financial information reflects data included in Alcan’s consolidated Financial Statements with respect to Alcan France S.A.S. and its subsidiaries. This financial information was prepared in accordance with accounting principles generally accepted in the United States of America and includes purchase accounting adjustments arising as a result of the acquisition of Pechiney by Alcan, as well as a $122 charge for goodwill impairment in 2005 (2004: $154) and the impact of changes in the structure of Alcan France S.A.S. and its subsidiaries in 2006, 2005 and 2004. This selected consolidated financial information is not comparable to data for prior years presented in the consolidated Financial Statements previously published by Pechiney, which were prepared in accordance with French generally accepted accounting principles, did not include the purchase accounting adjustments arising as a result of the acquisition of Pechiney by Alcan and reflected the Pechiney structure prior to 2004.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of 31 December 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company’s principal executive and financial officers), of the effectiveness of the design and operation of Alcan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the US Securities Exchange Act of 1934). Based upon that evaluation, Alcan’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of 31 December 2006.

Management’s report on internal control over financial reporting

Management of Alcan is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15a-15(d) under the US Securities Exchange Act of 1934). Alcan’s internal control over financial reporting is a process designed under the supervision of Alcan’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with US GAAP.

As of 31 December 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting as of 31 December 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of 31 December 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in the audited Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Management’s report on Financial Statements

Management has concluded that the Financial Statements present fairly, in all material respects, the financial position of the Company as at 31 December 2006, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three year period ended 31 December 2006 in accordance with US GAAP. The Financial Statements have been audited by PricewaterhouseCoopers LLP.

ITEM 9B	OTHER INFORMATION

The Company has nothing to report under this Item.

PART III

Information in this part is based on information contained in the Company’s Proxy Circular dated 26 February 2007, except as otherwise provided.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.	IDENTIFICATION OF DIRECTORS

Alcan has a Worldwide Code of Employee and Business Conduct that governs all employees of Alcan as well as the Directors. As an annex to the Code and supplemental thereto, the Company has adopted a Code of Ethics for

Senior Financial Officers including the Chief Executive Officer, the Chief Financial Officer and the Controller, which is available on the Company’s website at www.alcan.com.

Supplemental information required by this item, including information relating to the Audit Committee, is incorporated by reference to the Proxy Circular on pages 10 to 17, in the section entitled “Corporate Governance Practices”.

The term of office of each Director runs from the time of his or her election to the close of the next succeeding annual meeting or until he or she ceases to hold office as such.

There are no family relationships among any Directors, nominees or Executive Officers of Alcan.

The following are nominees for election as Directors:

Name	Age	Director since	Committees

Roland Berger	69	2002	CGC, HRC, EHSC
L. Denis Desautels	63	2003	CGC, AC (C)
Richard B. Evans	59	2005	None — Officer
L. Yves Fortier	71	2002	CGC (C), EHSC
Jeffrey E. Garten	60	2007	CGC, AC
Jean-Paul Jacamon	59	2004	CGC, HRC, AC
Yves Mansion	56	2004	CGC, AC, EHSC
Christine Morin-Postel	60	2003	CGC, HRC, NC (C)
Heather Munroe-Blum	56	Nominated in 2007	—
H. Onno Ruding	67	2004	CGC, EHSC
Gerhard Schulmeyer	68	1996	CGC, HRC (C)
Paul M. Tellier	67	1998	CGC, AC, EHSC (C), NC
Milton K. Wong	68	2003	CGC, AC, EHSC

Committee Memberships

CGC: Corporate Governance Committee
AC:  Audit Committee
HRC: Human Resources Committee
EHSC: Environment, Health and Safety Committee
NC:  Nominating Committee
(C): Committee Chairman

For further information regarding the nominees for election as Directors, refer to pages 7 to 9 of the Proxy Circular.

B.	IDENTIFICATION OF EXECUTIVE OFFICERS

Each Executive Officer is appointed by the Board of Directors to hold office until his or her successor is appointed.

The following is information regarding Alcan’s Executive Officers:

			Position	Professional Experience
Name	Title	Age	Held Since	(last 5 years) and Current Outside Corporate Directorships

Richard B. Evans	President and CEO	59	March 2006
• Executive Vice President, Chief Operating Officer (2005 to March 2006)
• Executive Vice President, Multiple Business Groups (1997 to 2005)
• Director, Bowater Incorporated and International Aluminium Institute

			Position	Professional Experience
Name	Title	Age	Held Since	(last 5 years) and Current Outside Corporate Directorships

Michael Hanley	Executive Vice President and Chief Financial Officer	41	October 2005	• Executive Vice President, Office of the President (2005) • President and CEO, Alcan Bauxite and Alumina (2002 to 2005) • Vice President, Investor Relations (2000 to 2002)
David L. McAusland	Executive Vice President, Corporate Development and Chief Legal Officer	53	February 2005	• Senior Vice President, Mergers and Acquisitions, and Chief Legal Officer (2000 to 2005) • Director, Cogeco Inc., Cogeco Cable Inc. and Cascades Inc.
Daniel Gagnier	Senior Vice President, Corporate and External Affairs	60	January 1995	• No change
Jean-Christophe
Deslarzes	Senior Vice President,	43	March 2006	• Vice President, Human Resources and Environment, Health
	Human Resources			and Safety, Alcan Packaging (2003 to March 2006),
				Alcan Packaging (2003 to March 2006), Alcan Rolled Products Europe (2002 to 2003) and Alcan Aluminum Fabrication (2001 to 2002)
Gaston Ouellet	Senior Vice President	64	October 2000	• President, Pechiney (2005 to present) • Senior Vice President, Human Resources (2000 to 2006)
Jacynthe Côté	Senior Vice President, Alcan and President and CEO, Alcan Bauxite and Alumina	48	June 2005	• Vice President, Human Resources, Environment, Health and Safety, Alcan Primary Metal (2003 to June 2005) • Vice President, Business Planning and Development, Alcan Primary Metal (2000 to 2003)
Michel Jacques	Senior Vice President, Alcan and President and CEO, Alcan Primary Metal	55	October 2006	• President and CEO, Alcan Engineered Products (2003 to October 2006) • Vice President, Strategic Management Support (2002 to 2003) • Director, Corporate Development (2000 to 2002)
Christel Bories	Senior Vice President, Alcan and President and CEO, Alcan Engineered Products	42	October 2006	• President and CEO, Alcan Packaging (2003 to October 2006) • Senior Executive Vice President, Packaging Sector, Pechiney (1999 to 2003)
Ilene Gordon	Senior Vice President, Alcan and President and CEO, Alcan Packaging	53	December 2006	• President, Alcan Food Packaging Americas (2004 to December 2006) • President, Pechiney Plastic Packaging, Inc. (1999 to 2004)
Rhodri J. Harries	Vice President Finance and Treasurer	43	January 2007	• Vice President and Treasurer (2004 to January 2007) • Assistant treasurer, General Motors Corporation (2001 to 2004)
Cesidio Ricci	Vice President and Controller	42	December 2005
• Vice President, Business Finance Director, Alcan Engineered Products (2003 to December 2005)
• Financial Director, Alcan Engineered Products and Composites (2002 to 2003)
• Financial Director, Bauxite, Alumina and Specialty Chemicals (1999 to 2002)

Pierre D. Chenard	Vice President and General Counsel, Operations	46	July 2005	• Deputy Chief Legal Officer (2001 to July 2005)
Roy Millington	Corporate Secretary	47	July 2001	• No change

ITEM 11	EXECUTIVE COMPENSATION

The information required is incorporated by reference to the Proxy Circular, on pages 28 to 36, in the section entitled “Executive Officers’ Compensation”.

Human Resources Committee Interlocks And Insider Participation

No member of the Human Resources Committee has ever been an officer or employee of the Company or of any of its Subsidiaries. None of the Company’s Executive Officers serves on the board of directors or on the compensation committee of any other entity whose officers in turn served on either the Board or the Human Resources Committee.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

Information relating to equity compensation plans is incorporated by reference in the Proxy Circular under the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” on page 30.

Share Ownership Of Certain Beneficial Owners

The following shareholder reported to the SEC on Schedule 13G that it owned more than 5% of Alcan’s Common Shares. Except as set forth below, to Alcan’s knowledge as of the date of this report, no person owned beneficially 5% or more of Alcan’s Common Shares.

	Amount and Nature of		% of Outstanding
Name and Address of Beneficial Owner	Beneficial Ownership		Common Shares Owned

Capital Group International, Inc.
11 100 Santa Monica Boulevard Los Angeles, California 90025	27,018,110	(1)	7.2

(1)	Capital Group International, Inc. (CGII) is the parent holding company of a group of investment management companies. It reported that it had sole power to vote 23,254,850 Shares, sole power to dispose of 27,018,110 Shares and shared power to vote or dispose of none of the Shares in a filing with the SEC on Form 13G/A on 12 February 2007. Capital Guardian Trust Company, an affiliate of CGII, also reported that it is the beneficial owner of 18,511,810 or 4.9% of the outstanding Common Shares which are included in the above-mentioned 27,018,100 Shares.

Share Ownership of Directors and Executive Officers

As of 26 February 2007, Directors and Executive Officers as a group beneficially own 126,007 Common Shares (including shares over which control or direction is exercised). This represents 0.03% of Common Shares issued and outstanding. In addition, Executive Officers as a group have Options (as defined in the Proxy Circular) to purchase 1,520,501 Shares.

The following table lists ownership of Alcan’s Common Shares by each current Director, by each current Named Executive Officer (as defined in the Proxy Circular) in the executive officers’ compensation table on page 28 of the Proxy Circular and by all Directors and Executive Officers as a group as of 26 February 2007.

	Current		Stock Price	Number of		Number of
	Beneficial	Shares Subject	Appreciation	Deferred		Restricted
Name	Holdings	to Options(1)	Units(2)	Share Units		Share Units(3)	Total

Roland Berger (D)	5,000	N/A	N/A	11,357	(4)	—	16,357
L. Denis Desautels (D)	1,212	N/A	N/A	8,400	(4)	—	9,612
L. Yves Fortier (D)	1,000	N/A	N/A	35,932	(4)	—	36,932
Jeffrey E. Garten (D)	—	N/A	N/A	—		—	0
Jean-Paul Jacamon (D)	136	N/A	N/A	6,012	(4)	—	6,148
Yves Mansion (D)	—	N/A	N/A	12,316	(4)	—	12,316
Gwyn Morgan (D)	15,000	N/A	N/A	3,766	(4)	—	18,766
Christine Morin-Postel (D)	—	N/A	N/A	13,712	(4)	—	13,712
H. Onno Ruding (D)	112	N/A	N/A	4,666	(4)	—	4,778
Guy Saint-Pierre (D)	18,837	N/A	N/A	13,937	(4)	—	32,774
Gerhard Schulmeyer (D)	2,542	N/A	N/A	13,276	(4)	—	15,818
Paul M. Tellier (D)	1,980	N/A	N/A	23,387	(4)	—	25,367
Milton K. Wong (D)	40,000	N/A	N/A	14,966	(4)	—	54,966
Richard B. Evans (D, O)	30,702	640,046	57,020	41,449	(5)	72,738	841,955
Michael Hanley (O)	1,790	91,872	N/A	—		29,458	123,120
Michel Jacques (O)	—	25,203	130,282	2,274	(6)	27,052	189,373
Christel Bories (O)	—	133,606	N/A	—		26,956	160,562
David McAusland (O)	—	201,354	N/A	10,043	(6)	19,824	231,221

All Directors and Executive Officers as a group (27 individuals)	126,007	1,520,501	219,358	231,906		249,797	2,347,569

D — Director
O — Officer

(1)	Represents Shares that may be acquired through the exercise of C, D, and F options as described in the Proxy Circular on pages 29 and 30.

(2)	Indicates number of units awarded under the Alcan Stock Price Appreciation Unit Plan. The Plan is described on page 32 of the Proxy Circular. The units are payable in cash.

(3)	Indicates number of units awarded under the Restricted Share Unit Plan. The Plan is described on page 23 of the Proxy Circular. The units are payable in cash except for the French RSU Plan, as described in the Proxy Circular on page 24.

(4)	Indicates number of deferred share units awarded under the Director Deferred Share Unit Plan. The Plan is described on page 37 of the Proxy Circular. The units are payable in cash.

(5)	Mr. Evans holds 37,749 deferred shares units under the Executive Deferred Share Unit Plan, and 3,700 units under the Medium-Term Incentive Plan, which has been discontinued. The Executive Deferred Share Unit Plan is described on page 24 of the Proxy Circular. The units are payable in cash.

(6)	Indicates number of deferred share units under the Executive Deferred Share Unit Plan. The Plan is described on page 24 of the Proxy Circular. The units are payable in cash.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness of Directors and Executive Officers

The information required is incorporated by reference to the Proxy Circular, on page 39, in the section entitled “Indebtedness of Directors, Executive Officers and Employees”.

The interest rate is currently nil on all outstanding option loans.

Director Independence

The information required is incorporated by reference to the Proxy Circular, on pages 11 and 12, in the sections entitled “Independence of the Board” and “Committees”.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required is incorporated by reference to the Proxy Circular, on pages 18 and 19, in the sections entitled “Report of the Audit Committee” and “Auditors”.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.  1.  FINANCIAL STATEMENTS

List of Financial Statements included under Item 8 of this report:

•	Independent Auditors’ Report

•	Consolidated Statement of Income

•	Consolidated Balance Sheet

•	Consolidated Statement of Cash Flows

•	Consolidated Statement of Shareholders’ Equity

•	Notes to Financial Statements

•	Quarterly Financial Data (unaudited)

•	Eleven-Year Summary

2.	FINANCIAL STATEMENTS SCHEDULES

The required information is shown in the Financial Statements or notes thereto.

3.	EXHIBITS

References to documents filed by the Company prior to April 1987 are to SEC File No. 1-3555. References to documents filed by the Company after April 1987 are to SEC File No. 1-3677.

(3) Articles of Incorporation and By-laws:

3.1	Restated Articles of Incorporation dated 6 January 2005. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on 7 January 2005.)

3.2	By-law No. 1A. (Restated). (Incorporated by reference to exhibit 3.1 to the Annual Report on Form 10-K of the Company for 2003.)

(4)	Instruments defining the rights of security holders:

4.1.1	Indenture, dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.2	First Supplemental Indenture dated as of 1 January 1986 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.3	Second Supplemental Indenture dated as of 30 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-3 (No. 33-29761) filed with the Commission on 7 July 1989.)

4.1.4	Third Supplemental Indenture dated as of 19 June 1989 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit (4)(a) to the Company’s Current Report on Form 8-K dated 26 July 1989 filed with the Commission on 26 July 1989 (Commission File Number 1-3677).)

4.1.5	Fourth Supplemental Indenture dated as of 17 July 1990 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.5 to the Company’s Registration Statement on Form S-3 (No. 333-35977) filed with the Commission on 20 July 1990.)

4.1.6	Fifth Supplemental Indenture dated as of 1 January 1995 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-76535) filed with the Commission on 19 April 1999.)

4.1.7	Sixth Supplemental Indenture dated as of 8 April 2002 to the Indenture dated as of 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.7 to the Company’s Registration Statement on Form S-3 (No. 333-85998) filed with the Commission on 11 April 2002.)

4.1.8	Form of Seventh Supplemental Indenture to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.8 to the Company’s Registration Statement on Form S-3 (No. 333-105999) filed with the Commission on 10 June 2003.)

4.1.9	Form of Eighth Supplemental Indenture to the Indenture dated 15 May 1983 between Alcan Inc. and Bankers Trust Company, as Trustee. (Incorporated by reference to exhibit 4.9 to the Company’s Registration Statement on Form S-3 (No. 333-110739) filed with the Commission on 25 November 2003.)

4.1.10	Specimen Form of Debt Security. (Incorporated by reference to exhibit 4.1 to Form 8-A filed with the Commission on 10 September 2002.)

4.2	Form of certificate for the Registrant’s Common Shares. (Incorporated by reference to exhibit 4.2 to the Annual Report on Form 10-K of the Company for 1989.)

4.3	Shareholder Rights Agreement as re-confirmed and amended on 28 April 2005 between Alcan Inc. and CIBC Mellon Trust Company as Rights Agent, which Agreement includes the form of Rights Certificates. (Incorporated by reference to exhibit 99 to the Company’s Current Report on Form 8-K filed on 29 April 2005.)

(10) Material Contracts:

10.1	Employment Agreement dated 14 March 2006 with Richard B. Evans. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 16 March 2006.)

10.2	Employment Agreement dated 10 March 2005 with Michael Hanley. (Incorporated by reference to exhibit 10.3 to the Annual Report on Form 10-K of the Company for 2005.)

10.3	Employment Agreement dated 21 December 2006 with Michel Jacques. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on 22 December 2006.)

10.4	Employment Agreement dated 14 January 2002 with David McAusland. (Filed herewith.)

10.5	Change of Control Agreement dated 1 May 2005 with Richard B. Evans. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on 29 July 2005.)

10.6	Change of Control Agreement dated 1 May 2005 with Michael Hanley. (Incorporated by reference to exhibit 10.8 to the Annual Report on Form 10-K of the Company for 2005.)

10.7	Change of Control Agreement dated 1 May 2005 with Michel Jacques. (Incorporated by reference to exhibit 10.10 to the Annual Report on Form 10-K of the Company for 2005.)

10.8	Change of Control Agreement dated 1 May 2005 with Christel Bories. (Filed herewith.)

10.9	Change of Control Agreement dated 1 May 2005 with David McAusland. (Filed herewith.)

10.10	Alcan Executive Share Option Plan, dated 30 April 1990, as amended. (Incorporated by reference to exhibit 10.11 to the Annual Report on Form 10-K of the Company for 2005.)

10.11	Alcan Executive Performance Award Plan, dated 1 January 2007, as amended and restated. (Filed herewith.).

10.12	Alcan Flexible Perquisites Program (Canada). (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 1995.)

10.13	Alcan Corporation Flexible Perquisites Program (US), dated 1 January 2003. (Incorporated by reference to exhibit 10.6 to the Annual Report on Form 10-K of the Company for 2003.)

10.14	Alcan Corporation Executive Company Vehicle Program (US), dated 7 November 2000. (Incorporated by reference to exhibit 10.7 to the Annual Report on Form 10-K of the Company for 2003.)

10.15	Alcan Pension Plan for Officers, dated 1 January 2006, amended and restated. (Filed herewith.)

10.16	B.C./Alcan Inc. 1997 Agreement. (Incorporated by reference to exhibit 10.12 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 June 1997.)

10.17	Alcan Inc. Stock Price Appreciation Unit Plan, dated 27 September 2001, as amended. (Incorporated by reference to exhibit 10.18 to the Annual Report on Form 10-K of the Company for 2005.)

10.18	Alcan Inc. Deferred Share Unit Plan for Non-Executive Directors, dated 1 April 2001, as amended. (Incorporated by reference to exhibit 10.19 to the Annual Report on Form 10-K of the Company for 2005.)

10.19	Total Shareholder Return Performance Plan, dated 1 January 2002, as amended. (Incorporated by reference to exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2006.)

10.20	Separation Agreement dated 31 December 2004 between Alcan Inc. and Novelis Inc. (Incorporated by reference to exhibit 10.16 to the Annual Report on Form 10-K of the Company for 2004.)

10.21	Alcan Executive Deferred Share Unit Plan, dated 1 January 2003, as amended. (Incorporated by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended 30 September 2006.)

10.22	Alcan Restricted Share Unit Plan, dated 20 September 2006, as amended. (Filed herewith.)

10.23	Alcan Supplemental Short Term Incentive Plan, dated 11 February 2006. (Filed herewith.)

10.24	Pechiney Supplemental Pension Plan, dated 8 August 2003, as amended and restated. (Filed herewith.)

(14.1)	Worldwide Code of Employee and Business Conduct. (Incorporated by reference to exhibit 14.1 to the Annual Report on Form 10-K of the Company for 2003.)

(14.2)	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14.2 to the Annual Report on Form 10-K of the Company for 2003.)

(21)	The list of Subsidiaries and Related Companies of the Company. (Filed herewith.)

(23)	Consent of Registered Public Accounting Firm.

(24)	Powers of Attorney. (Filed herewith.)

(24.1)	Power of Attorney of R. Berger

(24.2)	Power of Attorney of L. D. Desautels

(24.3)	Power of Attorney of L. Y. Fortier

(24.4)	Power of Attorney of J. E. Garten

(24.5)	Power of Attorney of Y. Mansion

(24.6)	Power of Attorney of C. Morin-Postel

(24.7)	Power of Attorney of H. O. Ruding

(24.8)	Power of Attorney of G. Saint-Pierre

(24.9)	Power of Attorney of G. Schulmeyer

(24.10)	Power of Attorney of P. M. Tellier

(31.1)	Section 302 Certification signed by Richard B. Evans on 1 March 2007. (Filed herewith.)

(31.2)	Section 302 Certification signed by Michael Hanley on 1 March 2007. (Filed herewith.)

(32.1)	Section 906 Certification signed by Richard B. Evans on 1 March 2007. (Filed herewith.)

(32.2)	Section 906 Certification signed by Michael Hanley on 1 March 2007. (Filed herewith.)

(99.1)	Proxy Circular. (Filed herewith.)

(99.2)	Board Charter. (Filed herewith.)

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

ALCAN INC.

By:	*
L. Yves Fortier, Chairman of the Board

1 March 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on 1 March 2007.

/s/ Richard B. Evans Richard B. Evans, Director, President and Chief Executive Officer (Principal Executive Officer)

* Roland Berger, Director

* L. Denis Desautels, Director

* L. Yves Fortier, Chairman of the Board

* Jeffrey E. Garten, Director

Jean-Paul Jacamon, Director

* Yves Mansion, Director

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