Form 10-Q
period 2007-05-10
ALCAN INC
filed 2007-05-10
CIK 4285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   Ö    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Ö      Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ___  No   Ö

At May 1, 2007, the registrant had 367,874,400 shares of common stock (without nominal or par value) outstanding.

PART I.           FINANCIAL INFORMATION

In this report, all dollar amounts are stated in US dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The word "Company" refers to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)

Three months ended March 31	2007	2006
(in millions of US$, except per share amounts)
Sales and operating revenues	6,420	5,550

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and
amortization noted below	4,801	4,128
Depreciation and amortization	264	251
Selling, administrative and general expenses	374	364
Research and development expenses	54	52
Interest	60	76
Restructuring charges - net (note 6)	12	14
Other income - net (note 10)	(3)	(31)
	5,562	4,854
Income from continuing operations before income taxes and other items	858	696
Income taxes (note 9)	280	269
Income from continuing operations before other items	578	427
Equity income	12	28
Minority interests	-	(1)
Income from continuing operations	590	454
Income from discontinued operations	1	3
Income before cumulative effect of accounting change	591	457
Cumulative effect of accounting change, net of income
taxes of $2 in 2006	-	(4)
Net income	591	453
Dividends on preference shares	3	2
Net income attributable to common shareholders	588	451
Earnings (Loss) per share (note 5)
Basic:
Income from continuing operations	1.60	1.21
Income from discontinued operations	-	0.01
Cumulative effect of accounting change	-	(0.01)
Net income per common share - basic	1.60	1.21
Diluted:
Income from continuing operations	1.59	1.20
Income from discontinued operations	-	0.01
Cumulative effect of accounting change	-	(0.01)
Net income per common share - diluted	1.59	1.20
Dividends per common share	0.20	0.15

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2007	December 31, 2006
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	186	229
Trade receivables (net of allowances of $67 in 2007 and $58 in 2006)	3,106	2,910
Other receivables and deferred charges	1,171	1,195
Deferred income taxes	139	152
Inventories (note 11)	3,228	3,186
Current assets held for sale	4	5
Total current assets	7,834	7,677

Deferred charges and other assets	1,070	1,087
Investments	1,476	1,509
Deferred income taxes	911	989
Property, plant and equipment
Cost (excluding construction work in progress)	18,942	18,698
Construction work in progress	2,447	2,294
Accumulated depreciation	(8,800)	(8,592)
	12,589	12,400
Intangible assets, net of accumulated amortization of $370 in 2007
and $346 in 2006	655	676
Goodwill	4,597	4,599
Long-term assets held for sale	1	2
Total assets	29,133	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont'd) (unaudited)

	March 31, 2007	December 31, 2006
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities	5,335	5,430
Short-term borrowings	579	467
Debt maturing within one year	32	36
Deferred income taxes	35	46
Total current liabilities	5,981	5,979

Debt not maturing within one year	5,169	5,476
Deferred credits and other liabilities	1,681	1,787
Post-retirement benefits	3,363	3,381
Deferred income taxes	1,143	1,151
Minority interests	71	71

Shareholders' equity
Redeemable non-retractable preference shares	160	160
Common shareholders' equity
Common shares	6,275	6,235
Additional paid-in capital	664	672
Retained earnings	4,772	4,281
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive loss (note 14)	(115)	(223)
	11,565	10,934
	11,725	11,094

Commitments and contingencies (note 13)

Total liabilities and shareholders' equity	29,133	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31	2007	2006
(in millions of US$)

OPERATING ACTIVITIES

Income from continuing operations	590	454
Adjustments to determine cash from operating activities:
Depreciation and amortization	264	251
Deferred income taxes	67	144
Equity loss (income), net of dividends	8	(16)
Asset impairment charges	1	9
Gain on disposal of businesses and investments - net	(4)	-
Stock option expense	2	25
Change in operating working capital
Change in receivables	(165)	(539)
Change in inventories	(27)	(78)
Change in payables and accrued liabilities	(141)	20
Change in deferred charges, other assets, deferred credits and
other liabilities, and post-retirement benefits - net	(7)	92
Other - net	(6)	-
Cash from operating activities	582	362

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	13	17
Debt repayments	(344)	(66)
Short-term borrowings - net	108	(36)
Common shares issued	28	66
Dividends - Alcan shareholders (including preference)	(75)	(57)
- Minority interests	-	(1)
Cash used for financing activities	(270)	(77)

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont'd) (unaudited)

Three months ended March 31	2007	2006
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(312)	(426)
Business acquisitions and purchase of investments, net of cash and time
deposits acquired	(2)	(38)
Net proceeds from disposal of businesses, investments and other assets	7	198
Other	(49)	-
Cash used for investment activities	(356)	(266)

Effect of exchange rate changes on cash and time deposits	1	3
(Decrease) Increase in cash and time deposits	(43)	22

Cash and time deposits - beginning of period	229	181
Cash and time deposits - end of period	186	203

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

(in millions of US$, except per share amounts)

1.          ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual consolidated financial statements as contained in the most recent Annual Report on Form 10-K (Form 10-K), except as described below in notes 2 and 4. The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and therefore should be read in conjunction with the Company's most recent Form 10-K.

In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows in accordance with US GAAP. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year.

2.          ACCOUNTING CHANGES

FIN 48 - Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, the Company may recognize the tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and expanded income tax disclosures.

On January 1, 2007, the Company recorded a $28 net increase in the liability for unrecognized tax benefits. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. See note 9 - Income taxes.

SFAS No. 156 - Accounting for Servicing of Financial Assets

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. This statement, which is an amendment to SFAS No. 140, requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. The Company will recognize servicing assets or liabilities at fair value at inception but will not remeasure separately recognized servicing assets and liabilities at fair value. The adoption of this standard did not impact the Company's financial statements.

3.          RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to increase consistency and comparability in fair value measurements and to expand their disclosures. The new standard includes a definition of fair value as well as a framework for measuring fair value. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively, except for certain financial instruments where it must be applied retrospectively as a cumulative-effect adjustment to the balance of opening retained earnings in the year in which this statement is initially applied. The Company is currently evaluating the impact of this standard on its financial statements.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard is effective for fiscal periods beginning after November 15, 2007 and should be applied prospectively with the effect of the remeasurement to fair value at adoption recorded as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this standard on its financial statements.

4.          CHANGE IN FUNCTIONAL CURRENCY OF THE EUROPEAN PRIMARY METAL GROUP

Effective January 1, 2007, the smelting businesses of the European Primary Metal group located in the UK, France, and Cameroon adopted the US dollar as their functional currency. The currency of the primary economic environment for these businesses in these countries became the US dollar. This change was triggered by the acquisition and subsequent integration of Pechiney, the Novelis Spin-off, a European legal reorganization, as well as reorganization of the European Primary Metal group.

5.          EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

Three months ended March 31	2007	2006
Numerator:
Income from continuing operations	590	454
Less: dividends on preference shares	(3)	(2)
Income from continuing operations attributable to
common shareholders	587	452
Denominator (number of common shares in millions):
Weighted average of outstanding shares	367	373
Effect of dilutive stock options	2	2
Adjusted weighted average of outstanding shares	369	375
Earnings per common share - basic	1.60	1.21
Earnings per common share - diluted	1.59	1.20

In the first quarter of 2007, there were no options to purchase common shares (in 2006, 1,062,853 options at a weighted average grant price of CAN$53.67 per share were outstanding) that were outstanding during the period and that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at March 31, 2007, there were 367,565,058 (2006: 373,825,399) common shares outstanding.

6.          RESTRUCTURING PROGRAMS

Q1 2007 Restructuring Activities

The schedule provided below shows details of the charges by operating segment:

Charges recorded in the statement of income

Three months ended March 31, 2007	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	1	-	-	1
Primary Metal	7	-	-	7
Engineered Products	-	-	1	1
Packaging	2	1	-	3
Total	10	1	1	12

For the quarter ended March 31, 2007, $2 (2006: $11) of the restructuring charges above are excluded from the measurement of the profitability of the Company's operating segments (Business Group Profit), as they relate to corporate initiatives as discussed in note 7 - Information by Operating Segment.

The components of the 2007 restructuring charges were as follows:

Bauxite and Alumina

The Company announced in 2005 that its subsidiary, Société Générale de Recherches et d'Exploitations Minières (Sogerem), had begun an information and consultation process with its employee representatives and local partners due to the exhaustion of mining resources in the Tarn region of France. Production at its fluorspar mining operations came to a close during the first half of 2006. The consultation process is now ended. In the first quarter of 2007, the Company recorded additional severance costs of $1. No further charges are expected to be incurred.

Primary Metal

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company's Affimet aluminum recycling plant in Compiègne (France). The consultation process is now ended. In the first quarter of 2007, the Company recorded additional severance costs of $5. The divestiture is expected to be completed in the second quarter of 2007. No further charges are expected to be incurred as a result of this activity.

In 2005, the Company recorded restructuring charges related to the closure of its aluminum smelter in Lannemezan (France). The closure process for Lannemezan began in June 2006 and is expected to be completed, at the latest, during the course of 2008. In the first quarter of 2007, the Company recorded additional severance costs of $1. The Company expects to incur an additional $8 of restructuring charges related to the closure of the smelter.

The Company recorded additional severance costs of $1 for other minor restructuring programs pursued in the first quarter of 2007 in this operating segment.

Engineered Products

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed closure of the Workington hard alloy extrusion plant. Production from Workington will be consolidated at Alcan's facilities in Issoire and Montreuil-Juigné (France). In the first quarter of 2007, the Company recorded additional other restructuring charges of $1. Workington is expected to cease production in the second quarter of 2007. The Company expects to incur additional charges of $4 in 2007 related to this activity.

6.          RESTRUCTURING PROGRAMS (cont'd)

Packaging

The Company launched in 2006 a restructuring program in the Global Beauty Packaging sector aimed at streamlining processes and reaching an improved competitive position. In the first quarter of 2007, the Company recorded restructuring charges of $2 mainly associated with severance costs. The Company expects to incur additional charges of $8 related to this activity.

The Company announced in 2005 the restructuring of certain businesses, notably Global Beauty Packaging and Food Packaging Europe, as part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins. In the first quarter of 2007, the Company recorded additional restructuring charges of $1 for asset impairment charges. The Company expects to incur additional charges of $6 in 2007 related to this activity.

2006 Restructuring Activities

The significant components of the first quarter of 2006 restructuring charges were as follows:

Bauxite and Alumina

In relation to the proposed closure of mining operations in the Tarn region of France announced in 2005 by Sogerem, the Company incurred additional other restructuring charges of $2. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

Packaging

In relation to pursuing plans to restructure certain businesses announced in 2005, notably Global Beauty Packaging and Food Packaging Europe, the Company incurred an additional $9 of restructuring charges. This charge was comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

Other

Other minor restructuring charges were incurred in the first quarter of 2006 for which the Company recorded severance costs of $2 and additional other restructuring charges of $1.

The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

Provision roll-forward
	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at December 31, 2005	243	-	57	300

2006
Charges recorded in the statement of income	101	44	34	179
Cash payments - net	(160)	-	(39)	(199)
Non-cash items	15	(44)	9	(20)
Provision balance as at December 31, 2006	199	-	61	260

Q1 2007
Charges recorded in the statement of income	10	1	1	12
Cash payments - net	(48)	-	(5)	(53)
Non-cash items	2	(1)	-	1
Provision balance as at March 31, 2007	163	-	57	220

* Fair value of assets was determined using discounted future cash flows.

7.          INFORMATION BY OPERATING SEGMENT

The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments or business groups: Bauxite and Alumina; Primary Metal; Engineered Products and Packaging. The Company's measure of the profitability of its operating segments is referred to as business group profit (BGP). BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs (relating to major corporate-wide acquisitions or initiatives), impairment and other special charges, pension actuarial gains, losses and other adjustments, and unrealized gains and losses on derivatives that are not under the control of the business groups or are not considered in the measurement of their profitability. These items are generally managed by the Company's corporate head office, which focuses on strategy development and oversees governance, policy, legal, compliance, human resources and finance matters. The unrealized change in fair market value of derivatives is removed from individual BGP and is shown on a separate line in the reconciliation to income from continuing operations. This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company's portfolio approach to risk management. Transactions between operating segments are conducted on an arm's-length basis and reflect market prices. Thus, earnings from the Bauxite and Alumina as well as from the Primary Metal groups represent mainly profit on alumina or metal produced by the Company, whether sold to third parties or used in the Company's fabricating and packaging operations. Earnings from the Engineered Products and Packaging groups represent only the fabricating profit on their respective products.

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

Bauxite and Alumina

Headquartered in Montreal (Canada), this business group comprises Alcan's worldwide activities related to bauxite mining and refining into smelter-grade and specialty aluminas, owning, operating or having interests in six bauxite mines and deposits in five countries, five smelter-grade alumina plants in four countries and six specialty alumina plants in three countries and providing engineering and technology services.

Primary Metal

Also headquartered in Montreal, this business group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 22 smelters in 11 countries, 12 power facilities in four countries and 12 technology and equipment sales centers and engineering operations in ten countries.

Engineered Products

Headquartered in Paris (France), this business group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 55 plants located in 12 countries. Also included in this business group are 33 service centres in 11 countries and 33 sales offices in 28 countries and regions.

7.          INFORMATION BY OPERATING SEGMENT (cont'd)

Packaging

Also headquartered in Paris, this business group consists of the Company's worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 129 plants in 31 countries. This business group produces packaging from a number of different materials, including plastic, aluminum, paper, paper board and glass.

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Intersegment		Third Parties
Three months ended March 31	2007	2006	2007	2006
Sales and operating revenues
Bauxite and Alumina	576	470	472	313
Primary Metal	551	571	2,345	2,011
Engineered Products	25	44	2,068	1,679
Packaging	1	-	1,535	1,501
Adjustments for equity-accounted joint ventures and
certain investments	-	-	(17)	36
Other	(1,153)	(1,085)	17	10
	-	-	6,420	5,550

Three months ended March 31	2007	2006
Business Group Profit (BGP)
Bauxite and Alumina	175	129
Primary Metal	844	758
Engineered Products	174	154
Packaging	140	146
Adjustments for equity-accounted joint ventures and
certain investments	(47)	(71)
Adjustments for mark-to-market of derivatives	(15)	14
Depreciation and amortization	(264)	(251)
Intersegment, corporate offices and other	(89)	(107)
Equity income	12	28
Interest	(60)	(76)
Income taxes	(280)	(269)
Minority interests	-	(1)
Income from continuing operations	590	454

Risk Concentration

The Company's consolidated sales and operating revenues for the three months ended March 31, 2007 include $676 (2006: $623) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 11% (2006: 11%) of consolidated sales and operating revenues for the three months ended March 31, 2007.

8.          STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Total Stock-Based Compensation Cost

Total pre-tax stock based compensation expense is $17 for the first quarter ended March 31, 2007 (2006: $39). The amount includes other stock-based compensation expense of $15 for the first quarter ended March 31, 2007 (2006: $14) and stock option expense of $2 for the first quarter ended March 31, 2007 (2006: $25). Total pre-tax stock based compensation expense for the first quarter ended March 31, 2007 includes $2 of compensation expense related to retired and retirement eligible employees (2006: $11).

9.          INCOME TAXES

Three months ended March 31	2007	2006
Current	213	125
Deferred	67	144
	280	269

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2006: 33%).

As a result of the implementation of FIN 48, the amount of unrecognized tax benefits at January 1, 2007 is $193 of which $84 would impact the Company's effective tax rate, if recognized. Also included in the amount of unrecognized tax benefits is $44 that, if recognized, would be allocated to reduce goodwill and $44 for which the Company would obtain an offset in other taxing jurisdictions. There were no material changes in the amounts above during the quarter ended March 31, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the income tax provision. As of January 1, 2007, the Company had recorded a net liability of $10 for interest and penalties.

Canadian federal income tax returns are closed through 2001 (except for potential transfer pricing adjustments) and Canadian provincial income tax returns are closed through 1995. The process to obtain corollary adjustments with the US competent authority for the 1996-1999 transfer pricing adjustments to income is underway. The Canadian federal statute of limitations remains open for the year 2002 and onward with years 2002 and 2003 currently under examination by the Canada Revenue Agency. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include US (2004 onward), Germany (2001 onward), UK (2004 onward), Switzerland (2004 onward), Australia (2002 onward) and France (1989 onward).

10.          OTHER INCOME - NET

Three months ended March 31	2007	2006
Asset impairment charges not included in restructuring programs	-	4
Gain on disposal of businesses and investments - net	(4)	-
Recoveries of legal claims	-	(62)
Environmental provisions	-	2
Interest revenue	(10)	(8)
Exchange losses - net	17	18
Derivative (gains) losses - net	(16)	2
Other	10	13
	(3)	(31)

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Recoveries of legal claims.

11.          INVENTORIES

	March 31, 2007	December 31, 2006
Aluminum operating segments
Aluminum	1,024	1,060
Raw materials	854	835
Other supplies	529	495
	2,407	2,390
Packaging operating segments
Raw materials and other supplies	323	311
Work in progress	158	155
Finished goods	340	330
	821	796
	3,228	3,186

12.          SUPPLEMENTARY INFORMATION

Three months ended March 31	2007	2006
Income Statement
Interest on long-term debt	74	84
Capitalized interest	(23)	(14)

	March 31, 2007	December 31, 2006
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,073	2,163
Other accrued liabilities	1,651	1,700
Derivatives	701	740
Income and other taxes	273	119
Accrued employment costs	637	708
	5,335	5,430

13.          COMMITMENTS AND CONTINGENCIES

On January 22, 2007, Alcan filed its leave to appeal application with the British Columbia (BC) Court of Appeal regarding the BC Utilities Commission December 29, 2006 decision to reject the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro. This appeal was withdrawn on April 2, 2007. On March 28, 2007, the Supreme Court of BC in a judgment concluded that there are no restrictions on the Company's use or sale of Kemano power in the legislation or agreements with the Province of BC.

The Company has guaranteed the repayment of indebtedness by third parties or the indemnification of third parties for a total amount of approximately $333. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted Joint Ventures, employee housing loans, obligations relating to businesses sold and potential environmental remediation at former Alcan sites.

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

According to agreements entered into by the Company as part of Novelis Spin-off, the Company has transferred to Novelis certain environmental contingencies.

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

14.          COMPREHENSIVE INCOME

Three months ended March 31	2007	2006
Net income	591	453
Other comprehensive income:
Net change in deferred translation adjustments	53	157
Net change in unreleased gains and losses on derivatives
(net of tax of $(24) and $43 for 2007 and 2006, respectively):
Net change from periodic revaluations	(11)	(123)
Net amount reclassified to income	57	41
Net change in minimum pension liability (net of tax of $1
for 2006)	-	(5)
Net change in unfunded status of pension and other postretirement plans (net of tax ($5) for 2007):
Net amount reclassified to income	9	-
	108	70
Comprehensive income	699	523

14.          COMPREHENSIVE INCOME (cont'd)

	March 31, 2007	December 31, 2006
Accumulated other comprehensive loss
Deferred translation adjustments	1,070	1,017
Unrealized gain on "available-for-sale" securities	5	5
Unfunded status of pensions and other postretirement plans	(1,024)	(1,033)
Unreleased loss on derivatives	(166)	(212)
Accumulated other comprehensive loss	(115)	(223)

15.          POST-RETIREMENT BENEFITS

Alcan and its subsidiaries have established retirement benefit plans in the principal countries where they operate. The pension obligation relates mostly to funded defined benefit pension plans in Canada, UK, US, Switzerland, the Netherlands and Australia and to unfunded defined benefit pension plans mainly in Germany and France, or lump sum retirement indemnities in France. Pension benefits are generally based on the employee's service and highest average eligible compensation before retirement, and are periodically adjusted for cost of living increases, either by collective agreement such as in Canada, statutory requirement such as in UK, France and Germany, or Company practice when there are surpluses determined on a funding basis, such as in Canada, Switzerland and the Netherlands.

Most Funded Pension Plans are administered by a Pension Committee or Board of Trustees composed of plan members designated by the Company and employees. Each Committee or Board adopts its own investment policy which generally favours diversification and active management of plan assets through selection of specialized managers. Investments are generally limited to publicly-traded stocks and high rated debt securities, excluding securities in Alcan, and include only small amounts in other categories, except for the Swiss plan, whose target allocation is evenly distributed between equity, bonds and real estate.

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
Three months ended March 31	2007	2006	2007	2006
Current service cost	50	49	4	4
Interest cost	144	138	16	14
Expected return on assets	(165)	(151)	-	-
Amortization:
Actuarial losses	21	27	4	4
Prior service cost	17	18	-	-
Net periodic benefit cost	67	81	24	22

The expected long-term rate of return on plan assets is 6.9% in 2007 (6.9% in 2006).

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $289 in aggregate to its funded pension plans in 2007. The contributions are expected to be fully comprised of cash. As at March 31, 2007, $66 has been contributed, and the Company expects to contribute an additional $200 over the remainder of the year. The Company expected to pay in 2007 $64 of unfunded pension benefits and lump sum indemnities from operating cash flows. As at March 31, 2007, $16 has been paid, and the Company expects to pay an additional $49 over the remainder of the year.

16.          LONG-TERM DEBT

During the first quarter of 2007, the Company entered into an interest rate derivative to swap interest payments on $100 of its long-term debt from fixed to floating rate (relating to the 4.875% Global notes due in 2012). The fair market value of this derivative was $1 as at March 31, 2007. In April 2007, the Company entered into interest rate derivatives to swap interest payments on an additional $200 of the same long-term debt. These derivatives have been designated and are effective as fair value hedges of the underlying fixed rate debt.

17.          PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

18.          SUBSEQUENT EVENTS

Effective April 2, 2007, the Company terminated a program to sell to a third party an undivided interest up to $125 (€ 95 million) of selected trade receivables without recourse.

On April 12, 2007, the Company announced its intention to sell its 45% interest in India's Utkal Alumina International Limited (Utkal). The Utkal project, which involves the development of a new bauxite mine and alumina refinery in the Indian state of Orissa and is currently in an engineering phase, will continue to benefit from an Alcan technology supply agreement. The Company has already taken initial steps leading to the sale process and expects completion during the second quarter of 2007.

On April 23, 2007, the Company reached an agreement in principle to sell its Satma subsidiary to ALMECO Spa. Located in Goncelin (France), Satma manufactures and sells capacitor foil for the electronic industry as well as anodized strip for the lighting and decoration markets. Final terms of the agreement are expected to be completed following the conclusion of consultations with employee representatives. The transaction is anticipated to close by the end of May 2007.

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

Overview

The Company reported first quarter income from continuing operations of $590 or $1.60 per common share versus $454 or $1.21 per common share a year earlier and $418 or $1.12 per common share in the fourth quarter of 2006. Income from continuing operations increased $136 year-over-year as the Company benefited from higher aluminum prices and better pricing, product mix and volumes in the downstream businesses. These were partly offset by increased raw materials and energy costs, a reduction of technology license fees recognized in relation to the Oman smelter project, unfavourable non-cash mark-to-market adjustments on derivatives as well as the negative impact of stronger European currencies. The increase of $172 in income from continuing operations from the fourth quarter of 2006 reflected increased aluminum prices, a lower charge for Other Specified Items (OSIs), favourable non-cash mark-to-market adjustments on derivatives, improved pricing and product mix mainly in Engineered Products, lower head office costs and higher volumes in the downstream businesses principally due to seasonality. These benefits more than offset an unfavourable variance in foreign currency balance sheet translation effects, higher costs for raw materials and energy, as well as lower volumes in the upstream businesses. The terms "Other Specified Items" (OSIs) and "Foreign Currency Balance Sheet Translation" are defined under "Definitions" at the end of the MD&A.

Income from continuing operations for the first quarter of 2007 included an after-tax charge of $19 or $0.05 per common share for the effects of foreign currency balance sheet translation compared to an after-tax charge of $9 or $0.02 per common share in the year-ago quarter and an after-tax gain of $97 or $0.26 per common share in the fourth quarter of 2006. The foreign currency balance sheet translation gain for the fourth quarter of 2006 reflected the largely non-cash impact of the weakening Canadian dollar on the Company's deferred income taxes. Also included in income from continuing operations for the first quarter was an after-tax charge for OSIs of $9 or $0.02 per common share compared to an after-tax charge of $10 or $0.03 per common share in the year-ago quarter and an after-tax charge of $85 or $0.23 per common share in the fourth quarter of 2006. A detailed OSIs schedule is provided below.

(in millions of US$, except as otherwise noted)	First Quarter		Fourth Quarter
	2007	2006	2006

Included in income from continuing operations are:
Foreign currency balance sheet translation	(19)	(9)	97
Other Specified Items (OSIs)	(9)	(10)	(85)

Income from continuing operations	590	454	418
Income from discontinued operations	1	3	4
Cumulative effect of accounting change	-	(4)	-
Net income	591	453	422
Basic earnings per common share ($ per common share)
Income from continuing operations	1.60	1.21	1.12
Net income	1.60	1.21	1.13
Average number of common shares outstanding (millions)	367.1	373.1	371.5

(in millions of US$, except as otherwise noted)	First Quarter		Fourth Quarter
	2007	2006	2006

Sales and operating revenues	6,420	5,550	6,219
Shipment volumes (kt)
Ingot products *	744	749	776
Aluminum used in engineered products & packaging	342	337	314
Total aluminum volume	1,086	1,086	1,090
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,835	2,454	2,712
Average LME 3-month price (one-month lag)	2,760	2,369	2,631
* The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one-month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $6,420 were up $870 compared to the year-ago quarter mainly reflecting higher aluminum prices as well as favourable pricing, product mix and volumes in downstream businesses. Compared to the fourth quarter of 2006, sales and operating revenues increased by $201 mainly as a result of higher aluminum prices, increased volumes in downstream businesses and product mix and pricing improvements, mainly in Engineered Products.

The average realized price on sales of ingot products during the first quarter was up $381 per tonne from the year-ago quarter and up $123 per tonne from the fourth quarter of 2006. The increases over both the year-ago and sequential quarters mainly reflected the impact of higher LME aluminum prices.

	First Quarter		Fourth Quarter
(in millions of US$)	2007	2006	2006

Other Specified Items (after-tax)
Restructuring charges	(7)	(21)	(36)
Asset impairments	-	(6)	(14)
Gains (losses) from non-routine sales of assets, businesses and investments	2	(29)	(8)
Other	(4)	46	(27)
Other Specified Items	(9)	(10)	(85)

The most significant items included in OSIs in the first quarter of 2007 were after-tax restructuring charges of $7 which included costs related to the Company's Affimet aluminum recycling plant in Compiègne, France. The most significant items included in OSIs in the first quarter of 2006 were after-tax losses of $29 on business and asset disposals, after-tax restructuring charges of $21 mainly related to the packaging business, as well as asset impairment charges of $6 mainly related to the sale of the bottles business, offset by a gain of $41 arising on the sale of bankruptcy claims against Enron. The most significant items included in OSIs in the fourth quarter of 2006 were after-tax charges of $36 associated with restructuring initiatives across most business groups, asset impairment charges of $14 principally in relation to the Gove alumina refinery in Australia, an asset retirement obligation adjustment in relation to closed sites of $11 and a net loss on business divestments of $8.

Included in income from continuing operations for the first quarter of 2007 were non-cash mark-to-market charges on derivatives of $0.02 per common share as compared to gains of $0.03 a year earlier and charges of $0.17 in the fourth quarter of 2006. Also included in income from continuing operations for the first quarter of 2007 were non-cash pre-tax expenses of $17 for share-based compensation as compared to $39 in the year-ago quarter and $24 in the fourth quarter of 2006.

Net Income

Including results from discontinued operations, the Company reported net income of $591 or $1.60 per common share, compared to net income of $453 or $1.21 per common share a year earlier and $422 or $1.13 per common share in the fourth quarter of 2006.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

(in millions of US$)	First Quarter		Fourth Quarter
	2007	2006	2006
Business Group Profit (BGP)
Bauxite and Alumina	175	129	156
Primary Metal	844	758	755
Engineered Products	174	154	168
Packaging	140	146	109
Subtotal	1,333	1,187	1,188
Equity accounted joint venture eliminations	(47)	(71)	(19)
Change in fair market value of derivatives	(15)	14	(82)
	1,271	1,130	1,087
Corporate Items
Intersegment, corporate offices and other	(89)	(107)	(255)
Depreciation & amortization	(264)	(251)	(261)
Interest	(60)	(76)	(76)
Income taxes	(280)	(269)	(55)
Equity income (loss)	12	28	(21)
Minority interests	-	(1)	(1)
Income from continuing operations	590	454	418

Bauxite and Alumina: BGP for the first quarter was $175, an increase of $46 compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year increase in BGP was $51 or 40%. This improvement mainly reflected higher LME-linked contract prices for alumina (given the normal one-quarter lag) partially offset by the impact of the national strike in Guinea, lower shipment volumes, higher raw material and operating costs and exchange losses due to the strengthening Australian dollar. On a sequential basis, BGP for the group was $19 above the previous quarter. Excluding OSIs and foreign currency balance sheet translation effects, BGP increased by $17 or 10%, reflecting higher LME-linked contract prices partially offset by the impact of the national strike in Guinea, higher operating costs and lower shipment volumes. The national strike in Guinea cost the business group $21 in BGP in the first quarter, and is expected to cost an additional $12 in BGP in the second quarter. Results for the second quarter of 2007 are expected to be higher than the first quarter as a result of higher LME-linked contract prices and a reduced impact of Guinea's national strike.

Primary Metal: BGP for the first quarter was a business group record at $844, up $86 as compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year increase in BGP was $90 or 12%. The improvement mainly reflected higher aluminum prices as well as additional contribution from the acquisition of the cathode producer Carbone Savoie, partially offset by higher input costs (alumina, electricity and fuel-related raw material costs), lower revenues from the sale of technology (mainly the non-recurrence of revenue associated with the Oman project), the adverse impact of the stronger European currencies on costs and higher operating costs. On a sequential quarter basis, BGP increased by $89. Excluding OSIs and foreign currency balance sheet translation effects, BGP increased by $112 or 15%, reflecting higher aluminum prices and lower operating costs. These favourable impacts were partially offset by higher input costs (alumina, electricity and fuel-related raw material costs), lower volumes and lower contributions from power generation. Based on current forward prices for aluminum and rates for currency (including the recent weakening of the US dollar), results for the second quarter are expected to be similar to those of the first quarter.

Engineered Products: BGP for the first quarter was a business group record at $174, up $20 or 13% from a year earlier. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year increase in BGP was $21 or 13%. The year-over-year improvement mainly reflected better prices and sales mix in most of the group's businesses, most notably Cable and Aerospace. This was partly offset by lower metal timing benefits, higher aluminum input costs and higher operating costs. On a sequential quarter basis, BGP increased by $6 or 4%. Excluding OSIs and foreign currency balance sheet translation effects, the sequential increase in BGP was $12 or 7%, reflecting normal seasonal volume improvements, better prices and improved sales mix, partially offset by higher input and operating costs. BGP for the second quarter is expected to decline slightly due to margin pressure, mainly in the softer North American markets.

Packaging: BGP in the first quarter of $140 was down $6 or 4% from the prior-year quarter. Excluding the impact of OSIs, foreign currency balance sheet translation effects and lost contributions from divested businesses, BGP improved by $9 or 7%. The year-on-year improvement was mainly due to volume growth initiatives, margin management in the face of input cost pressure and a stronger Euro compared to the US dollar. On a sequential quarter basis, BGP increased by $31 or 28%. Excluding the impact of OSIs, foreign currency balance sheet translation effects and lost contributions from divested businesses, BGP increased by $18 or 14%. The growth drivers were stronger volumes from both seasonal effects and organic growth initiatives plus cost savings measures. BGP in the second quarter of 2007 is expected to improve compared to the first quarter as progress continues to be made in operating efficiencies.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum and alumina. The reduction of $18 compared to the first quarter of 2006 mainly reflects share-based compensation. The reduction of $166 compared to the fourth quarter of 2006 reflects mainly the reduction of restructuring, asset impairment and closed-site asset retirement obligation charges as well as lower head office costs.

Depreciation and amortization expenses were $13 higher than in the year-ago quarter primarily reflecting increased depreciation at the Gove alumina refinery in Australia. Depreciation and amortization expenses were comparable to the prior quarter.

Interest expense, net of capitalized interest, was $16 lower than in both the year-ago and prior-year quarters mainly reflecting a higher level of capitalized interest and reduced debt levels. In the first quarter of 2007, capitalized interest was $23 compared to $14 a year ago and $16 in the fourth quarter of 2006, all largely related to the Gove expansion.

The Company's effective tax rate on income from continuing operations was 33% in the first quarter. Foreign currency balance sheet translation losses due to the strengthening of the Canadian dollar increased the effective tax rate.

Share Repurchase Program

Cumulatively since the program inception, Alcan purchased 9,831,200 common shares at an average price of $47.42 per share for a total cost of $466. This represents 52% of the total number of shares approved for repurchase.

Liquidity and Capital Resources

(in millions of US$)	First Quarter		Fourth Quarter
	2007	2006	2006

Cash flow from operating activities in continuing operations	582	362	1,104
Dividends	(75)	(58)	(76)
Capital expenditures	(312)	(426)	(610)
Free cash flow from (used for) continuing operations	195	(122)	418

Operating Activities
Cash flow from operating activities in continuing operations increased by $220 compared to the year-ago quarter and decreased by $522 compared to the fourth quarter of 2006. The increase in cash from operating activities in continuing operations over the year-ago quarter mainly reflects higher earnings and a less unfavourable movement in operating working capital, partially offset by an unfavourable movement in deferred items. The decrease over the prior quarter principally reflects seasonally typical unfavourable movements in operating working capital and deferred items which more than offset higher earnings. After dividends of $75 and capital expenditures of $312, free cash flow from continuing operations was $195 for the first quarter of 2007. In the year-ago quarter, after dividends of $58 and capital expenditures of $426, free cash flow from continuing operations was negative $122. The term "Free cash flow from continuing operations" is defined under "Definitions" at the end of the MD&A.

Financing Activities

Debt as a Percentage of Invested Capital (in millions of US$, except as otherwise noted)	March 31		December 31,
	2007	2006	2006

Debt
Short-term borrowings	579	308	467
Debt maturing within one year	32	823	36
Debt not maturing within one year	5,169	5,219	5,476
Total debt	5,780	6,350	5,979
Minority interests	71	68	71
Equity
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	11,565	10,039	10,934
Total invested capital	17,576	16,617	17,144
Debt as a percent of invested capital (%)	33%	38%	35%

The term "Debt as a percentage of invested capital" is defined under "Definitions" at the end of MD&A.

Debt as a percentage of invested capital as at March 31, 2007 was 33%, down from 35% at the end of the fourth quarter of 2006 due to lower debt and higher equity.

During the first quarter of 2007, the Company entered into an interest rate derivative to swap interest payments on $100 of its long-term debt from fixed to floating rate (relating to the 4.875% Global notes due in 2012). The fair market value of this derivative was $1 as at March 31, 2007. In April 2007, the Company entered into interest rate derivatives to swap interest payments on an additional $200 of the same long-term debt. These derivatives have been designated and are effective as fair value hedges of the underlying fixed rate debt.

Effective April 2, 2007, the Company terminated a program to sell to a third party an undivided interest up to $125 (€ 95 million) of selected trade receivables without recourse.

Liquidity
Effective in June 2006, the Company replaced its $3,000 multi-currency, five-year, committed global credit facility with a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks. The facility is comprised of a $2,000 five-year tranche maturing in June 2011, and a $1,000 364-day tranche, which may be extended by two years at the Company's option. The facility is available for general corporate purposes and is primarily used to support Alcan's commercial paper programs.

In addition to its existing $3-billion commercial paper program in Canada, the Company reinstated in 2005 two new commercial paper programs, one in France of € 1 billion and another in the US of $2 billion. The Company guarantees the commercial paper issued under these two programs. In October 2005, a commercial paper program in the US was also initiated with Alcan Corporation as the issuer. At any point in time, the total combined issuance limit for all three programs cannot exceed $3 billion.

The Company had both the intention and the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis and has classified them as Debt not maturing within one year.

As at May 8, 2007, Alcan had $835 of commercial paper outstanding. Based on the Company's forecasts, the Company believes that cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events. Alcan's long-term debt rating remains unchanged at BBB+ / Baa1 with short-term debt rated A2 / P2 by S&P's and Moody's respectively. Credit rating agencies apply their own criteria and may change the ratings at any time.

Investment Activities
In the first quarter of 2007, cash used for investment activities was $356 compared to $266 in the year-ago quarter. Both the current and year-ago quarter balances mainly reflect capital expenditures of $312 and $426, respectively. Excluding capital expenditures on the Gove expansion, capital spending was 51% and 72% of depreciation and amortization expense for the first quarter of 2007 and prior-year quarter, respectively.

On April 30, 2007, Alcan announced that it signed a Heads of Agreement with Saudi Arabian mining company Ma'aden to develop a proposed US$7-billion integrated aluminum "mine-to-metal" project including bauxite mining, alumina refining, power generation and aluminum smelting. Alcan would hold a 49 percent stake in the project and would provide technology and operating management support, with Ma'aden holding the balance of 51-percent ownership. As one of the world's largest vertically integrated projects of its kind, the initial operations would feature a power plant delivering 1,400 megawatts; a 90 million tonne bauxite reserve located in Az Zabirah in northern Saudi Arabia representing a potential 30 years of mining; an alumina refinery with a capacity of 1.6 million tonnes per year; an aluminum smelter with a capacity of 720 thousand tonnes per year, and would leverage Saudi Arabia's port facilities and infrastructure. First metal would be expected during the first quarter of 2011, and first alumina a year later.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments including those with associated interest rate swap agreements, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at March 31, 2007. There are no material off-balance sheet arrangements.

Contractual Obligations As at March 31, 2007	Payments due by Period
(in millions of US$)	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt (1)	5,201	32	536	965	3,668
Interest payments (1)	3,635	225	555	499	2,356
Capital lease obligations	31	6	8	3	14
Operating leases	449	59	136	95	159
Purchase obligations	6,442	1,083	1,175	1,050	3,134
Unfunded pension plans (2)	2,432	49	137	138	2,108
Other post-employment benefits (2)	2,762	49	144	159	2,410
Funded pension plans (2), (3)	(3)	200	544	562	(3)
Guarantees (4)	333	10	249	63	11
Total		1,713	3,484	3,534
(1)   Interest payments are calculated using the interest rate in effect, including the impact of interest rate swap agreements on $700 of fixed rate long-term debt and the outstanding debt balance as at March 31, 2007. All commercial paper borrowings and interest payments thereon have been included to 2011 when long-term credit facility matures.
(2)    Refer to note 15, Post-Retirement Benefits, of the accompanying consolidated financial statements.
(3)   Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation. Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions. Based on management's long-term expected return on assets, annual contributions for years after 2011 are projected to be in the same range as in prior years and to grow in relation with payroll.
(4)   Refer to note 13, Commitments and Contingencies, of the accompanying consolidated financial statements.

Selected Annual Information

Selected financial data for each of the Company's three most recently completed financial years is as follows:

	31 December
(in millions of US$, except as otherwise noted)	2006	2005	2004

Sales and operating revenues	23,641	20,320	24,948

Income from continuing operations	1,786	155	243

Net income	1,786	129	258

Total assets	28,939	26,638	33,341

Total long-term debt	5,512	6,067	6,914

($ per common share)

Income from continuing operations - basic	4.75	0.40	0.64

Income from continuing operations - diluted	4.74	0.40	0.64

Net income - basic	4.75	0.33	0.69

Net income - diluted	4.74	0.33	0.69

Dividends	0.70	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

(in millions of US$, except as otherwise noted)	Q1-07	Q4-06	Q3-06	Q2-06	Q1-06	Q4-05	Q3-05	Q2-05

Sales and operating revenues	6,420	6,219	5,769	6,103	5,550	5,049	4,887	5,206

Income (Loss) from continuing operations	590	418	460	454	454	(333)	72	208

Net income (Loss)	591	422	456	455	453	(361)	81	191

($ per common share)

Income (Loss) from continuing operations - basic	1.60	1.12	1.21	1.21	1.21	(0.90)	0.19	0.56

Income (Loss) from continuing operations - diluted	1.59	1.12	1.21	1.20	1.20	(0.90)	0.19	0.56

Net income (Loss) - basic	1.60	1.13	1.20	1.21	1.21	(0.98)	0.21	0.52

Net income (Loss) - diluted	1.59	1.13	1.20	1.20	1.20	(0.98)	0.21	0.52

Commitments and Contingencies

The Company's commitments and contingencies are described in note 13 - Commitments and Contingencies, of the accompanying consolidated financial statements.

Related Party Transactions

The only related party transactions are those with the joint ventures accounted for under the equity method. These transactions are undertaken on an arm's length, negotiated basis. For more details, refer to note 11 - Related Party Transactions, of the consolidated financial statements in the most recent Annual Report on Form 10-K.

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

The Company's critical accounting policies are more fully described in note 2 - Summary of Significant Accounting Policies, of the consolidated financial statements and in the MD&A, contained in the most recent Annual Report on Form 10-K.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The adoption of this standard resulted in the Company recording a $28 net increase in the liability for unrecognized tax benefits on January 1, 2007. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. For more details, refer to note 2 - Accounting Changes and note 9 - Income Taxes, of the accompanying consolidated financial statements.

Cautionary Statement

Statements made in this Form 10-Q which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," "plans," "anticipates" or the negative thereof or other variations thereon. All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, operations, reorganization plans, expenditures and financial results are forward-looking statements. Such statements may be based on the Company's own research and analysis. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Reference should be made to the Company's most recent Annual Report on Form 10-K for a list of factors that could cause such differences.

Important factors which could cause such differences include: changes in global supply and demand conditions for aluminum and other products; cyclical demand and pricing within the principal markets for the company's products; changes in the relative value of various currencies; fluctuations in the supply of and prices for power in the areas in which the company maintains production facilities; changes in aluminum ingot prices and changes in raw material costs and availability; competition in highly competitive markets; changes in prevailing interest rates and equity market returns related to pension plan investments; economic, regulatory and political factors within the countries in which the company operates or sells its products; the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives; changes in government regulations, particularly those affecting environmental, health or safety compliance; risks related to the use of hazardous materials in manufacturing processes; delay and cost risks related to significant capital projects; the consequences of transferring most of the aluminum rolled products businesses operated by the company to Novelis Inc.; relationships with, and financial and operating conditions of, customers and suppliers; willingness of customers to accept substitution by competing products; major changes in technology that affect the company's competitiveness; potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war; the effect of international trade disputes on the company's ability to import materials, export its products and compete internationally; the effect of integrating acquired businesses and the ability to attain expected benefits; potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration or disposition of businesses; and other factors affecting the company's operations including, but not limited to, litigation, labour relations and negotiations and fiscal regimes.

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

"$" all amounts are in US dollars.

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

"GAAP" refers to United States Generally Accepted Accounting Principles.

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

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the US Securities and Exchange Commission's site at www.sec.gov. All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report. The number of common shares outstanding as at May 1, 2007 is 367,874,400.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company's cash flow. See risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rates

The impact of a 10% increase in interest rates on the Company's variable rate debt outstanding and on the fixed rate debt that has been converted to variable rate debt through interest rate swaps at March 31, 2007 and 2006, net of its cash and time deposits at March 31, 2007 and 2006, would be to reduce annual net income by $7 and $3, respectively for the variable rate debt including $2 and nil, respectively for the fixed rate debt converted to variable rate debt through interest rate swaps. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 2 - Summary of Significant Accounting Policies of the Company's most recent Annual Report on Form 10-K.

Currency legend:

BRL	Brazilian Real	GBP	UK Pound
CAD	Canadian Dollar	ISK	Iceland Kronur
CHF	Swiss Franc	JPY	Japanese Yen
CZK	Czech Koruna	MXN	Mexican Peso
DKK	Denmark Kroner	SKK	Slovak Koruna
EUR	Euros	USD	US Dollar

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward contracts) outstanding as at March 31, 2007.
		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	29	-	-	29	-
	Average contract rate	0.508	-	-

CAD	Nominal amount	4	-	-	4	-
	Average contract rate	1.166	-	-

AUD	Nominal amount	1	-	-	1	-
	Average contract rate	1.258	-	-

CHF	Nominal amount	-	-	1*	1	-
	Average contract rate	-	-	1.166*

MXN	Nominal amount	7	1	-	8	-
	Average contract rate	11.14	11.29	-

JPY	Nominal amount	8	-	-	8	-
	Average contract rate	111.5	-	-

		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont'd)

NZD	Nominal amount	2	-	-	2	-
	Average contract rate	1.463	-	-

CZK	Nominal amount	3	-	-	3	-
	Average contract rate	21.00	-	-

SKK	Nominal amount	4	-	-	4	-
	Average contract rate	26.58	-	-

To sell USD against the foreign currency

AUD	Nominal amount	8	-	-	8	-
	Average contract rate	1.238	-	-

BRL	Nominal amount	35	-	-	35	8
	Average contract rate	2.698	-	-

CHF	Nominal amount	17	-	-	17	-
	Average contract rate	1.217	-	-

CZK	Nominal amount	10	-	-	10	-
	Average contract rate	20.35	-	-

CAD	Nominal amount	9	-	-	9	-
	Average contract rate	1.164	-	-

To buy EUR against the foreign currency

USD	Nominal amount	142	1	-	143	2
	Average contract rate	1.316	1.154	-

GBP	Nominal amount	4	-	-	4	-
	Average contract rate	0.680	-	-

JPY	Nominal amount	6	-	-	6	-
	Average contract rate	146.1	-	-

		2009	2010	2011	2012 and thereafter
To buy USD against the foreign currency

*CHF	Nominal amount	1	-	-	-
	Average contract rate	1.166	-	-	-

		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont'd)

To sell EUR against the foreign currency

USD	Nominal amount	241	13	5**	259	(3)
	Average contract rate	1.332	1.113	1.358**

CHF	Nominal amount	15	4	-	19	(1)
	Average contract rate	1.577	1.506	-

CZK	Nominal amount	4	-	-	4	-
	Average contract rate	28.17	-	-

To sell GBP against the foreign currency

CHF	Nominal amount	10	-	-	10	-
	Average contract rate	2.375	-	-

		2009	2010	2011	2012 and thereafter
To sell EUR against the foreign currency

**USD	Nominal amount	1	1	1	2
	Average contract rate	1.333	1.349	1.360	1.381

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company's currency derivatives (principally forward and option contracts) outstanding as at March 31, 2006.

		2006	2007	2008 to 2011 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	14	-	-	14	-
	Average contract rate	0.573	-	-

CHF	Nominal amount	20	-	-	20	1
	Average contract rate	1.226	-	-

JPY	Nominal amount	13	-	-	13	-
	Average contract rate	113.96	-	-

MXN	Nominal amount	2	4	1***	7	-
	Average contract rate	10.79	10.97	11.29***

NZD	Nominal amount	2	-	-	2	-
	Average contract rate	1.546	-	-

DKK	Nominal amount	1	-	-	1	-
	Average contract rate	6.130	-	-

To sell USD against the foreign currency

GBP	Nominal amount	45	-	-	45	(1)
	Average contract rate	0.566	-	-

CHF	Nominal amount	15	-	-	15	-
	Average contract rate	1.274	-	-

AUD	Nominal amount	205	-	-	205	(4)
	Average contract rate	1.375	-	-

BRL	Nominal amount	25	45	-	70	6
	Average contract rate	2.507	2.669	-

ISK	Nominal amount	6	-	-	6	-
	Average contract rate	66.33	-	-

JPY	Nominal amount	3	-	-	3	-
	Average contract rate	113.7	-	-

Other	Nominal amount	1	-	-	1	-

To sell EUR against the foreign currency

USD	Nominal amount	630	24	16****	670	(14)
	Average contract rate	1.207	1.223	1.174****

GBP	Nominal amount	1	-	-	1	-
	Average contract rate	0.693	-	-

CHF	Nominal amount	29	5	4*****	38	(1)
	Average contract rate	1.526	1.522	1.506*****

		2006	2007	2008 to 2011 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont'd)

To buy EUR against the foreign currency

USD	Nominal amount	627	21	-	648	20
	Average contract rate	1.193	1.201	-

GBP	Nominal amount	19	1	-	20	-
	Average contract rate	0.690	0.694	-

AUD	Nominal amount	1	-	-	1	-
	Average contract rate	1.627	-	-

JPY	Nominal amount	3	-	-	3	-
	Average contract rate	138.5

CAD	Nominal amount	4	2	-	6	-
	Average contract rate	1.459	1.525	-

Other	Nominal amount	1	-	-	1	-

OPTIONS

To sell EUR against the foreign currency

USD	Nominal amount	106	20	-	126	-
	Average contract rate	1.320	1.320	-

		2008	2009	2010	2011 and thereafter
To buy USD against the foreign currency

***MXN	Nominal amount	1	-	-	-
	Average contract rate	11.29	-	-	-

To sell EUR against the foreign currency

****USD	Nominal amount	12	1	1	2
	Average contract rate	1.113	1.333	1.349	1.374

*****CHF	Nominal amount	4	-	-	-
	Average contract rate	1.506	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to buy or sell goods and services would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited, except for a small trading portfolio not exceeding $50. For accounting policies relating to currency contracts, see note 2 - Summary of Significant Accounting Policies of the Financial Statements of the Company's most recent Annual Report on Form 10-K.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company's aluminum forward and options contracts outstanding at March 31, 2007 would be to increase net income over the period ending December 31, 2008 by approximately $58 ($56 in 2007 and $2 in 2008). The $58 increase reflects a 10% reduction from the March 31, 2007, three-month LME aluminum closing price of $2,780 per tonne and assumes an equal 10% drop has occurred throughout the aluminum forward price curve existing as at March 31, 2007. As of March 31, 2006, such sensitivity would have increased net income over the period ending December 31, 2007 by $112 ($63 in 2006 and $49 in 2007).

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

Item 4.          Controls and Procedures

a)          Evaluation of Disclosure Controls and Procedures

As at March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company's principal executive and financial officers), of the effectiveness of the design and operation of Alcan's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Alcan's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2007.

b)          Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management's assessment of the effectiveness of the Company's internal control over financial reporting in the Company's Annual Report on Form 10-K for 2007.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

Millville, New Jersey Plant. Wheaton USA Inc., now Alcan Global Pharmaceutical Packaging Inc. ("AGPP"), operates air emission equipment pursuant to permit at its Millville (New Jersey, US) glass plant. In January 2007, the New Jersey Department of Environmental Protection ("NJDEP") served an administrative order and notice of administrative penalty on AGPP for alleged violations of its air permit at the Millville plant. AGPP is currently in discussions with New Jersey state officials.

Berry's Creek, New Jersey. In February 1996, the Company's UK Subsidiary, British Alcan Aluminium plc ("British Alcan") sold its investment in Luxfer USA Limited, now Luxfer, Inc. ("Luxfer"), including a company called Magnesium Elektron, Inc. ("ME"). As part of the sale agreement, British Alcan must indemnify the purchaser for certain claims that may arise after the date of sale. In January 2007, Luxfer's UK parent company notified British Alcan that ME had received from the US Environmental Protection Agency ("EPA") a Superfund notice in respect of a long since divested ME joint venture with another company on property near the Berry's Creek Study Area in New Jersey . British Alcan intends to respond to the EPA.

Items 1A., 3. and 5.

The registrant has nothing to report under these items.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the first quarter of 2007, the Company issued 95,739 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options. The aggregate proceeds of the exercise of the options were approximately $3.8 million. These proceeds were used for general corporate purposes. These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S. The dates of sale and amounts of Common Shares are set forth below:

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
2 January 2007	1,595	7 February 2007	19,587	20 February 2007	1,116
4 January 2007	1,638	8 February 2007	798	21 February 2007	2,317
17 January 2007	819	9 February 2007	239	22 February 2007	3,190
30 January 2007	4,907	13 February 2007	4,987	26 February 2007	819
31 January 2007	1,617	14 February 2007	4,826	28 February 2007	1,638
1 February 2007	1,595	15 February 2007	28,858	2 March 2007	1,593
2 February 2007	319	16 February 2007	8,891	15 March 2007	1,116
5 February 2007	239	19 February 2007	3,035

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Alcan was held on April 26, 2007. At the Annual Meeting:

  Election of Directors

On a vote by ballot, each of the following 13 nominees were elected as a Director of the Company.

Nominee	Votes For	% Votes For	Votes Withheld	% Votes Withheld
Roland Berger	220,873,035	99.55	995,379	0.45
L. Denis Desautels	210,740,776	94.98	11,127,638	5.02
Richard B. Evans	221,578,412	99.87	290,002	0.13
L. Yves Fortier	207,681,594	93.61	14,186,820	6.39
Jeffrey E. Garten	221,662,065	99.91	206,349	0.09
Jean-Paul Jacamon	220,802,523	99.52	1,065,891	0.48
Yves Mansion	215,644,013	97.19	6,224,401	2.81
Christine Morin-Postel	219,568,101	98.96	2,300,313	1.04
Heather Munroe-Blum	221,496,089	99.83	372,325	0.17
H. Onno Ruding	221,631,732	99.89	236,682	0.11
Gerhard Schulmeyer	209,909,163	94.61	11,959,251	5.39
Paul M. Tellier	221,637,807	99.90	230,607	0.10
Milton K. Wong	221,743,136	99.94	125,278	0.06

  Appointment of Auditors

On a vote by ballot, PricewaterhouseCoopers LLP were appointed as auditors of the Company.

Votes For	% Votes For	Votes Withheld	% Votes Withheld
220,378,630	99.3	1,489,784	0.7

  Resolution approving amendments to Alcan Executive Share Option Plan

On a vote by ballot, the amendments to the Alcan Executive Share Option Plan were approved.

Votes For	% Votes For	Votes Against	% Votes Against
176,609,377	83.3	35,354,212	16.7

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

                                                                                                                                                                            ALCAN INC.

Dated: 10 May 2007                                                                                                                                  By: /s/  Cesidio Ricci

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