Form 10-Q
period 2007-06-30
ALCAN INC
filed 2007-08-09
CIK 4285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  Ö   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Ö     Accelerated filer  ___ Non-accelerated filer  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No  Ö

At August 1, 2007, the registrant had 372,961,222 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in US dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The words "Company" and “Alcan” refer to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
(in millions of US$, except per share amounts)
Sales and operating revenues	6,605	6,103	13,025	11,653

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and
amortization noted below	4,998	4,646	9,799	8,774
Depreciation and amortization	269	258	533	509
Selling, administrative and general expenses	453	366	827	730
Research and development expenses	61	55	115	107
Interest	61	69	121	145
Restructuring charges - net (note 6)	26	94	38	108
Other expenses (income) - net (note 9)	155	2	152	(29)
	6,023	5,490	11,585	10,344

Income from continuing operations before income taxes and other items	582	613	1,440	1,309
Income taxes (note 7)	166	195	446	464
Income from continuing operations before other items	416	418	994	845
Equity income	24	37	36	65
Minority interests	(2)	(1)	(2)	(2)
Income from continuing operations	438	454	1,028	908
Income from discontinued operations	-	1	1	4
Income before cumulative effect of accounting change	438	455	1,029	912
Cumulative effect of accounting change, net of income taxes of $2 in 2006	-	-	-	(4)
Net income	438	455	1,029	908
Dividends on preference shares	3	3	6	5
Net income attributable to common shareholders	435	452	1,023	903
Earnings per share (note 5)
Basic:
Income from continuing operations	1.18	1.21	2.78	2.42
Income from discontinued operations	-	-	-	0.01
Cumulative effect of accounting change	-	-	-	(0.01)
Net income per common share - basic	1.18	1.21	2.78	2.42
Diluted:
Income from continuing operations	1.17	1.20	2.77	2.41
Income from discontinued operations	-	-	-	0.01
Cumulative effect of accounting change	-	-	-	(0.01)
Net income per common share - diluted	1.17	1.20	2.77	2.41
Dividends per common share	0.20	0.15	0.40	0.30

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2007	December 31, 2006
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	198	229
Trade receivables (net of allowances of $65 in 2007 and $58 in 2006)	3,254	2,910
Other receivables and deferred charges	1,242	1,195
Deferred income taxes	132	152
Inventories (note 10)	3,258	3,186
Current assets held for sale	4	5
Total current assets	8,088	7,677

Deferred charges and other assets	1,001	1,087
Investments	1,404	1,509
Deferred income taxes	1,285	989
Property, plant and equipment
Cost (excluding construction work in progress)	19,106	18,698
Construction work in progress	2,706	2,294
Accumulated depreciation	(9,031)	(8,592)
	12,781	12,400

Intangible assets, net of accumulated amortization of $399 in 2007 and $346 in 2006	628	676
Goodwill	4,387	4,599
Long-term assets held for sale	1	2
Total assets	29,575	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont’d) (unaudited)

	June 30, 2007	December 31, 2006
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities (note 16)	5,466	5,430
Short-term borrowings (note 12)	704	467
Debt maturing within one year	69	36
Deferred income taxes	49	46
Total current liabilities	6,288	5,979

Debt not maturing within one year (note 12)	4,578	5,476
Deferred credits and other liabilities	1,703	1,787
Post-retirement benefits	3,330	3,381
Deferred income taxes	1,219	1,151
Minority interests	74	71

Shareholders’ equity
Redeemable non-retractable preference shares (note 20)	160	160
Common shareholders' equity
Common shares	6,453	6,235
Additional paid-in capital	634	672
Retained earnings	5,132	4,281
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive income (loss) (note 14)	35	(223)
	12,223	10,934
	12,383	11,094

Commitments and contingencies (note 15)

Total liabilities and shareholders’ equity	29,575	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
(in millions of US$)

OPERATING ACTIVITIES

Net income	438	455	1,029	908
Cumulative effect of accounting change	-	-	-	4
Income from discontinued operations	-	(1)	(1)	(4)
Income from continuing operations	438	454	1,028	908
Adjustments to determine cash from operating activities:
Depreciation and amortization	269	258	533	509
Deferred income taxes	(26)	83	41	227
Equity loss (income), net of dividends	43	(2)	51	(18)
Asset impairment charges	18	36	19	45
Loss (Gain) on disposal of businesses and investments - net	50	(4)	46	(4)
Stock option expense	9	11	11	36
Change in operating working capital
Change in receivables	(225)	(217)	(390)	(756)
Change in inventories	(38)	(31)	(65)	(109)
Change in payables and accrued liabilities	82	110	(59)	130
Change in deferred charges and other assets, deferred
credits and other liabilities, and post-retirement benefits - net	118	75	111	167
Other - net	-	(2)	(6)	(2)
Cash from operating activities in continuing operations	738	771	1,320	1,133
Cash from operating activities in discontinued operations	-	8	-	8
Cash from operating activities	738	779	1,320	1,141

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	9	354	22	371
Debt repayments	(416)	(770)	(760)	(836)
Short-term borrowings - net	(6)	36	102	-
Common shares issued	138	81	166	147
Dividends - Alcan shareholders (including preference)	(72)	(58)	(147)	(115)
- Minority interests	(1)	-	(1)	(1)
Cash used for financing activities	(348)	(357)	(618)	(434)

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d) (unaudited)
	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(421)	(469)	(733)	(895)
Business acquisitions and purchase of investments, net of cash and time deposits acquired	(12)	(2)	(14)	(40)
Net proceeds from disposal of businesses, investments and other assets	50	9	57	207
Other	2	12	(47)	12
Cash used for investment activities in continuing operations	(381)	(450)	(737)	(716)
Cash from investment activities in discontinued operations	-	5	-	5
Cash used for investment activities	(381)	(445)	(737)	(711)

Effect of exchange rate changes on cash and time deposits	3	2	4	5
Increase (Decrease) in cash and time deposits	12	(21)	(31)	1

Cash and time deposits - beginning of period	186	203	229	181
Cash and time deposits - end of period	198	182	198	182

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)
(in millions of US$, except per share amounts)

1. ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual consolidated financial statements as contained in the most recent Annual Report on Form 10-K (Form 10-K), except as described below in notes 2 and 4. The 2006 year-end balance sheet data was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with US GAAP and therefore should be read in conjunction with the Company's most recent Form 10-K.

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

On January 1, 2007, the Company recorded a $28 net increase in the liability for unrecognized tax benefits. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. See note 7 - Income taxes.

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

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Numerator:
Income from continuing operations	438	454	1,028	908
Less: dividends on preference shares	(3)	(3)	(6)	(5)
Income from continuing operations attributable to common shareholders	435	451	1,022	903
Denominator (number of common shares in millions):
Weighted average of outstanding shares	369	375	368	374
Effect of dilutive stock options	2	2	2	2
Adjusted weighted average of outstanding shares	371	377	370	376
Earnings per common share - basic	1.18	1.21	2.78	2.42
Earnings per common share - diluted	1.17	1.20	2.77	2.41

5. EARNINGS PER SHARE - BASIC AND DILUTED (cont’d)

In the second quarter and six months ended June 30, 2007, there were no options to purchase common shares (2006: 402,561 options at a weighted average grant price of CAN$56.34 per share were outstanding in the second quarter and six months ended June 30, 2006) that were outstanding during the periods and that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at June 30, 2007, there were 370,975,741 (2006: 376,070,782) common shares outstanding.

6. RESTRUCTURING PROGRAMS

2007 Restructuring Activities

The schedule provided below shows details of the charges by operating segment:

Charges recorded in the statement of income

Quarter ended June 30, 2007	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	1	-	-	1
Primary Metal	4	-	1	5
Engineered Products	-	-	1	1
Packaging	15	3	-	18
Other	1	-	-	1
Total	21	3	2	26

Six months ended June 30, 2007	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	2	-	-	2
Primary Metal	11	-	1	12
Engineered Products	-	-	2	2
Packaging	17	4	-	21
Other	1	-	-	1
Total	31	4	3	38

For the second quarter and six months ended June 30, 2007, $1 and $3 of the severance costs and other charges above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to corporate initiatives as discussed in note 18 - Information by Operating Segment.

The components of the 2007 restructuring charges were as follows:

Bauxite and Alumina

The Company announced in 2006 that it had signed a new collective labour agreement with its Quebec employees represented by the Canadian Auto Workers union. As part of this agreement, the Company has offered early retirement incentives to employees and recorded severance charges of $1 in the second quarter of 2007 for employees who have accepted. The Company expects to incur additional severance charges of $1 as a result of this offer.

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

6. RESTRUCTURING PROGRAMS (cont’d)

Primary Metal

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France). The consultation process is now ended. In the first quarter of 2007, the Company recorded additional severance costs of $5. The divestiture was completed in the second quarter of 2007, as discussed in note 11 - Sales and Acquisitions of Businesses and Investments.

In 2005, the Company recorded restructuring charges related to the closure of its aluminum smelter in Lannemezan (France). The closure process for Lannemezan began in June 2006 and is expected to be completed, at the latest, during the course of 2008. In the first quarter of 2007, the Company recorded additional severance costs of $1. In the second quarter of 2007, the Company recorded additional severance costs and other restructuring charges of $1 each. The Company expects to incur an additional $7 of restructuring charges related to the closure of the smelter.

The Company recorded additional severance costs of $1 and $3 for other minor restructuring programs pursued in the first and second quarters of 2007 in this operating segment.

Engineered Products

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed closure of the Workington hard alloy extrusion plant. Production from Workington will be consolidated at Alcan’s facilities in Issoire and Montreuil-Juigné (France). In the first quarter of 2007, the Company recorded additional other restructuring charges of $1. In the second quarter of 2007, the Company recorded additional other restructuring charges of $1. Workington production is now ceased. The Company expects to incur additional charges of $11 related to this activity.

Packaging

In the second quarter of 2007, along with the Company’s continuous effort to manage ongoing costs and margins, certain selected restructuring activities were announced, mainly in its Food Europe and Tobacco Businesses. In relation to these activities, the Company incurred severance costs of $12 and expects further costs of $2.

The Company launched in 2006 a restructuring program in the Global Beauty Packaging sector aimed at streamlining processes and reaching an improved competitive position. In the first quarter of 2007, the Company recorded severance costs of $2. In the second quarter of 2007, the Company recorded additional severance costs of $3. The Company expects to incur additional charges of $4 related to this activity.

The Company announced in 2005 the restructuring of certain businesses, notably Global Beauty Packaging and Food Packaging Europe, as part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins. In the first quarter of 2007, the Company recorded additional asset impairment charges of $1. In the second quarter of 2007, the Company recorded asset impairment charges of $3. The Company expects to incur additional charges of $1 related to this activity.

6. RESTRUCTURING PROGRAMS (cont’d)

2006 Restructuring Activities

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

For the second quarter and six months ended June 30, 2006, $16 and $22, respectively, of the severance costs and other charges above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to major corporate initiatives as discussed in note 18 - Information by Operating Segment.

The significant components of the second quarter and six months ended June 30, 2006 restructuring charges were as follows:

Bauxite and Alumina

In 2006, the Company announced the reorganization of its global specialty aluminas business entailing the gradual, yet permanent shut-down of the Company’s Specialty-Calcined Alumina plant (UPCA) in Jonquière, Quebec, by the end of the year. In relation to this activity, the Company recorded restructuring charges of $12 comprising $1 of severance costs and $11 of asset impairment charges during the second quarter of 2006. No further charges were incurred.

In relation to the proposed closure of mining operations in the Tarn region of France announced in 2005 by Sogerem, the Company recorded additional other restructuring charges of $2 in the first quarter of 2006. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

Primary Metal

In relation to the proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France) announced in 2006, the Company recorded restructuring charges of $44 comprising $14 of severance costs, $7 of other costs and $23 of asset impairment charges during the second quarter of 2006. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

In the first quarter of 2006, the Company recorded other restructuring charges of $1 and severance costs of $1 related to other minor restructuring programs in this operating segment.

6. RESTRUCTURING PROGRAMS (cont’d)

Engineered Products

In relation to the Workington closure announced in 2006, the Company recorded severance costs of $9 during the second quarter of 2006. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

Other minor restructuring charges were incurred in this operating segment. In the first quarter of 2006, the Company recorded severance costs of $1 and in the second quarter of 2006, the Company recorded additional other restructuring charges of $1.

Packaging

In 2006, the Company announced that it had begun consultations with unions and employee representatives for a proposed closure of the Midsomer Norton food flexibles packaging plant. The plant had been adversely affected by a declining demand in the UK market and high raw material costs. The Company recorded restructuring charges of $17 comprising $16 of severance costs and $1 of asset impairment charges during the second quarter of 2006.

In relation to pursuing plans to restructure certain businesses announced in 2005, notably Global Beauty Packaging and Food Packaging Europe, the Company recorded additional restructuring charges of $9 in the first quarter of 2006. This charge was comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2. In the second quarter of 2006, the Company recorded additional severance costs of $5 and other restructuring charges of $3. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

In addition, the Company also recorded severance costs of $2 during the second quarter of 2006 related to the closure of Alcan Packaging Mohammedia’s cookware activity.

The schedules provided below show details of the provision balances and related cash payments for the significant restructuring activities:

Provision roll-forward

Quarter ended June 30, 2007	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at March 31, 2007	163	-	57	220

Charges recorded in the statement of income	21	3	2	26
Cash payments - net	(30)	-	(7)	(37)
Non-cash items	5	(3)	-	2
Provision balance as at June 30, 2007	159	-	52	211

Quarter ended June 30, 2006	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at March 31, 2006	217	-	54	271

Charges recorded in the statement of income	48	35	11	94
Cash payments - net	(46)	-	(9)	(55)
Non-cash items	3	(35)	2	(30)
Provision balance as at June 30, 2006	222	-	58	280

6. RESTRUCTURING PROGRAMS (cont’d)

Six months ended June 30, 2007	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at December 31, 2006	199	-	61	260

Charges recorded in the statement of income	31	4	3	38
Cash payments - net	(78)	-	(12)	(90)
Non-cash items	7	(4)	-	3
Provision balance as at June 30, 2007	159	-	52	211

Six months ended June 30, 2006	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at December 31, 2005	243	-	57	300

Charges recorded in the statement of income	52	40	16	108
Cash payments - net	(83)	-	(17)	(100)
Non-cash items	10	(40)	2	(28)
Provision balance as at June 30, 2006	222	-	58	280

*Fair value of assets was determined using discounted future cash flows.

7. INCOME TAXES

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Current	192	112	405	237
Deferred	(26)	83	41	227
	166	195	446	464

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2006: 33%).

The Company’s 2007 second quarter and year to date effective tax rate increased due to balance sheet translation losses resulting from the continued strengthening of the Canadian dollar, offset by the favourable impact related to the recognition of future tax benefits in France which were not previously recognized. In the second quarter of 2007, the Company reversed $462 of valuation allowance related to deferred income tax assets of French subsidiaries when it became evident that the realization of these assets was more likely than not due to current forecasts of sustained improved operating results. An amount of $144 was recorded as a credit to the income tax provision and $318 was applied to reduce Goodwill as it related to tax benefits acquired in a business combination.

As a result of the implementation of FIN 48, the amount of unrecognized tax benefits at January 1, 2007 is $193 of which $84 would impact the Company’s effective tax rate, if recognized. Also included in the amount of unrecognized tax benefits is $44 that, if recognized, would be allocated to reduce goodwill and $44 for which the Company would obtain an offset in other taxing jurisdictions. There were no material changes in the amounts above during the second quarter and six months ended June 30, 2007.

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

7. INCOME TAXES (cont’d)

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

8.  SALES OF RECEIVABLES

The Company has entered into programs with certain financial institutions to sell certain trade receivables. Effective April 2, 2007, the Company terminated one such program to sell to a third party an undivided interest up to $125 (€95 million) of selected trade receivables without recourse.

9. OTHER EXPENSES (INCOME) - NET

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006

Asset impairment charges not included in restructuring programs	15	1	15	5
Loss (Gain) on disposal of businesses and investments - net	50	(4)	46	(4)
Provision for (Recoveries of) legal claims	-	8	-	(54)
Environmental provisions	-	7	-	9
Interest revenue	(9)	(7)	(19)	(15)
Exchange losses - net	54	65	71	83
Derivative gains - net	(6)	(46)	(22)	(44)
Advisory and legal fees	21	-	21	-
Other	30	(22)	40	(9)
	155	2	152	(29)

Following a hostile takeover offer in May 2007, the Company incurred $21 in the second quarter of 2007 for advisory and legal fees in order to develop alternatives. See note 20 - Subsequent Events.

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provision for (Recoveries of) legal claims.

10. INVENTORIES

	June 30, 2007	December 31, 2006
Aluminum operating segments
Aluminum	977	1,060
Raw materials	903	835
Other supplies	557	495
	2,437	2,390
Packaging operating segments
Raw materials and other supplies	324	311
Work in progress	165	155
Finished goods	332	330
	821	796
	3,258	3,186

11. SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

Investment

On April 30, 2007, the Company signed a Heads of Agreement with Saudi Arabian mining company Ma’aden to develop a proposed US$7-billion integrated aluminum “mine-to-metal” project. The Company would hold a 49% stake in the project and recorded an initial investment of $18 in the second quarter of 2007.

Sales

On April 27, 2007, the Company concluded the sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France). In relation to this, the Company received proceeds of $26 and recorded a loss on disposal of $12 in the second quarter of 2007.

On May 31, 2007, the Company reached an agreement in principle with UK-based Klesch & Company Limited (Klesch) regarding the sale of its Vlissingen smelter in the Netherlands. Alcan had an 85% interest in the smelter. The Company recorded charges of $42 included as a loss on disposal of businesses and investments within Other expenses (income) - net in the second quarter of 2007. The sale was concluded on July 2, 2007, for net proceeds of $29.

On June 26, 2007, the Company concluded the sale of its Satma subsidiary, located in Goncelin (France), to ALMECO Spa for net proceeds of $4 and the Company recorded a loss on disposal of $1 in the second quarter and $2 in the six months ended June 30, 2007.

12. LONG-TERM DEBT

As at June 30, 2007, the Company has the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis. However, the Company’s intention is to repay these commercial paper borrowings during the third quarter of 2007 and has classified them as Short-term borrowings at June 30, 2007. As at December 31, 2006, the Company had both the intention and the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis and had classified them as Debt not maturing within one year. Furthermore, all commercial paper debt repayments were included in the year 2011 when the multi-currency, five year, committed global credit facility matures. Based on foreign exchange rates in effect at June 30, 2007, debt repayment requirements over the next five years amount to $69 in 2007, $484 in 2008, $25 in 2009, $18 in 2010 and $416 in 2011.

During the first quarter of 2007, the Company entered into an interest rate derivative to swap interest payments on $100 of its long-term debt from fixed to floating rate (relating to the 4.875% Global notes due in 2012). The fair market value of this derivative was $(1) as at June 30, 2007. During the second quarter of 2007, the Company entered into interest rate derivatives to swap interest payments on an additional $200 of the same long-term debt. The fair market value of these derivatives was $(5) as at June 30, 2007. These derivatives have been designated and are effective as fair value hedges of the underlying fixed rate debt.

Since June 16, 2006, the Company has had in place a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks. This facility is comprised of a $2,000 5-year tranche, maturing in June 2011, and a $1,000 364-day tranche, extendable by two years at the Company’s option. In the second quarter of 2007, the Company extended the $1,000 364-day tranche. The facility is available for general corporate purposes and is primarily used to support the commercial paper programs.

13. STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Total Stock-Based Compensation Cost

Total pre-tax stock based compensation expense is $76 and $93 for the second quarter and six months ended June 30, 2007, respectively (2006: $21 and $61). The amounts include other stock-based compensation expense of $67 and $82 for the second quarter and six months ended June 30, 2007 (2006: $10 and $25) and stock option expense of $9 and $11 for the second quarter and six months ended June 30, 2007 (2006: $11 and $36). Total pre-tax stock based compensation expense for the second quarter and six months ended June 30, 2007 includes $3 and $5 of compensation expense related to retired and retirement eligible employees (2006: $nil and $11).

As of June 30, 2007, virtually all of the stock options were vested. As such, all related stock option expense has been recognized for all currently outstanding stock options. The Company expects to continue to incur additional stock-based compensation expense for its outstanding awards, other than stock options, until such time that these awards are settled, which will depend on the change in control date. As a result of the Rio Tinto offer, as discussed in note 20 - Subsequent Events, the Company expects to record the remaining compensation expense for such awards over an accelerated requisite service period.

14. COMPREHENSIVE INCOME

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Net income	438	455	1,029	908
Other comprehensive income:
Net change in deferred translation adjustments	55	239	108	396
Net change in excess of market value over book value of “available-for-sale” securities	1	-	1	-
Net change in unreleased gains and losses on derivatives, net of tax of $(30) and $(54)
respectively, for the quarter and six months ended June 30, 2007 (2006: $6 and $49):
Net change from periodic revaluations	8	(65)	(3)	(188)
Net amount reclassified to income	53	57	110	98
Net change in minimum pension liability (net of tax of
$8 and $9, respectively, for the quarter and six months ended June 30, 2006)	-	(13)	-	(18)
Net change in unfunded status of pension and other
postretirement plans, net of tax of $(15) and $(20), respectively for the
quarter and six months ended June 30, 2007	33	-	42	-
	150	218	258	288
Comprehensive income	588	673	1,287	1,196

	June 30, 2007	December 31, 2006
Accumulated other comprehensive income (loss)
Deferred translation adjustments	1,125	1,017
Unrealized gain on "available-for-sale" securities	6	5
Unfunded status of pensions and other postretirement plans	(991)	(1,033)
Unreleased loss on derivatives	(105)	(212)
Accumulated other comprehensive income (loss)	35	(223)

15.	COMMITMENTS AND CONTINGENCIES

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

The Company has guaranteed the repayment of indebtedness by third parties or the indemnification of third parties for a total amount of approximately $438. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted Joint Ventures, employee housing loans, obligations relating to businesses sold and potential environmental remediation at former Alcan sites.

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

16.	SUPPLEMENTARY INFORMATION

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Income Statement
Interest on long-term debt	74	84	148	168
Capitalized interest	(24)	(20)	(47)	(34)

	June 30, 2007	December 31, 2006
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,094	2,163
Other accrued liabilities	1,785	1,700
Derivatives	655	740
Income and other taxes	224	119
Accrued employment costs	708	708
	5,466	5,430

17.	POST-RETIREMENT BENEFITS

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

Components of Net Periodic Benefit Cost
	Pension Benefits				Other Benefits
	Second Quarter		Six Months		Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006	2007	2006	2007	2006
Current service cost	53	51	103	100	4	4	8	8
Interest cost	150	140	294	278	15	14	31	28
Expected return on assets	(172)	(153)	(337)	(304)	-	-	-	-
Amortization:
Actuarial losses	22	29	43	56	4	4	8	8
Prior service cost	18	18	35	36	1	-	1	-
Net periodic benefit cost	71	85	138	166	24	22	48	44

The expected long-term rate of return on plan assets is 6.9% in 2007 (6.9% in 2006).

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $289 in aggregate to its funded pension plans in 2007. The contributions are expected to be fully comprised of cash. As at June 30, 2007, $134 has been contributed, and the Company expects to contribute an additional $136 over the remainder of the year. The Company expected to pay in 2007 $64 of unfunded pension benefits and lump sum indemnities from operating cash flows. As at June 30, 2007, $32 has been paid, and the Company expects to pay an additional $33 over the remainder of the year.

18. INFORMATION BY OPERATING SEGMENT

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

18. INFORMATION BY OPERATING SEGMENT (cont’d)

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

Primary Metal

Also headquartered in Montreal, this business group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 21 smelters in ten countries, 12 power facilities in four countries and 12 technology and equipment sales centers and engineering operations in ten countries.

Engineered Products

Headquartered in Paris (France), this business group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 54 plants located in 12 countries. Also included in this business group are 33 service centres in 11 countries and 33 sales offices in 28 countries and regions.

Packaging

Also headquartered in Paris, this business group consists of the Company’s worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 129 plants in 31 countries. This business group produces packaging from a number of different materials, including plastic, aluminum, paper, paper board and glass.

18. INFORMATION BY OPERATING SEGMENT (cont’d)

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Sales and operating revenues - Intersegment
Bauxite and Alumina	576	460	1,152	930
Primary Metal	492	656	1,043	1,227
Engineered Products	21	50	46	94
Packaging	-	1	1	1
Other	(1,089)	(1,167)	(2,242)	(2,252)
	-	-	-	-

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Sales and operating revenues - Third Parties
Bauxite and Alumina	549	482	1,021	795
Primary Metal	2,427	2,260	4,772	4,271
Engineered Products	2,067	1,868	4,135	3,547
Packaging	1,572	1,511	3,107	3,012
Adjustments for equity-accounted joint ventures and certain investments	(35)	(25)	(52)	11
Other	25	7	42	17
	6,605	6,103	13,025	11,653

	Second Quarter		Six Months
Periods ended June 30	2007	2006	2007	2006
Business Group Profit (BGP)
Bauxite and Alumina	204	126	379	255
Primary Metal	744	774	1,588	1,532
Engineered Products	149	144	323	298
Packaging	126	134	266	280
Adjustments for equity-accounted joint ventures and certain investments	(75)	(86)	(122)	(157)
Adjustments for mark-to-market of derivatives	(7)	7	(22)	21
Depreciation and amortization	(269)	(258)	(533)	(509)
Intersegment, corporate offices and other	(229)	(159)	(318)	(266)
Equity income	24	37	36	65
Interest	(61)	(69)	(121)	(145)
Income taxes	(166)	(195)	(446)	(464)
Minority interests	(2)	(1)	(2)	(2)
Income from continuing operations	438	454	1,028	908

Risk Concentration

The Company's consolidated sales and operating revenues for the second quarter and six months ended June 30, 2007 include $695 and $1,372, respectively (2006: $724 and $1,347) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 11% (2006: 12%) of consolidated sales and operating revenues for both the second quarter and six months ended June 30, 2007.

19. PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

20. SUBSEQUENT EVENTS

On July 12, 2007, Alcan entered into a support agreement with Rio Tinto plc (Rio Tinto) and Rio Tinto Canada Holding Inc. (Rio Tinto Canada), a wholly-owned indirect subsidiary of Rio Tinto. Pursuant to the support agreement, Rio Tinto Canada has agreed to make a cash tender offer to acquire all of Alcan’s outstanding common shares for $101 per common share. The board of directors of Alcan has unanimously recommended that Alcan shareholders should accept the offer. The offer is subject to a number of conditions including valid acceptances of not less than 66 ⅔ percent of Alcan shares on a fully diluted basis and the approval of Rio Tinto shareholders. The board of directors of Rio Tinto has approved and will recommend the transaction to its shareholders. The offer will also be subject to certain customary conditions including receipt of necessary regulatory and antitrust approvals, including in the United States, Canada, the European Union and Australia, and the absence of material adverse changes or effects. The offer is expected to close in the fourth quarter of 2007.

Subject to the terms and conditions of the support agreement, Alcan's board of directors has the right to withdraw, modify or change its support of the offer if Alcan receives a superior proposal (as defined in the support agreement) prior to the expiration of the offer. However, Rio Tinto Canada has the right to match any such superior proposal received by Alcan and, in certain circumstances, if the offer is not consummated, Rio Tinto Canada would have the right to receive a payment of $1,049 from Alcan. In other circumstances, related to the required shareholder votes for the Rio Tinto group, an equivalent payment from Rio Tinto may be required.

The Company concurrently announced that Rio Tinto and Alcan had agreed to divest Alcan’s packaging business. The Company is currently evaluating its strategies for the planned divestiture.

On August 7, 2007, the Government of Quebec announced that it had accepted the conclusions of the board of directors of Alcan with respect to the proposed acquisition and confirmed that the Rio Tinto Canada offer respects the terms of the Continuity Agreement between Alcan and the Government of Quebec, signed in 2006. Alcan had made an undertaking that it would maintain its head office and principal place of business in Quebec and it would ensure that, in the event of a change of control, the acquirer would maintain the same level and quality of commitments in Quebec to socio-economic programs and to regional development as then existed at Alcan.

On July 18, 2007 the Company announced it had reached an agreement with Hindalco Industries Limited, India for the sale of its 45% interest in Utkal Alumina International Limited (Utkal). The Company had announced its intention to sell its interest in Utkal on April 12, 2007. The Company expects completion of the sale during the third quarter of 2007.

On July 26, 2007, the Company’s board of directors approved the redemption of its redeemable non-retractable preference shares at a price of CAN$25.00 per share. The transaction is expected to be completed on September 3, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions of US$, except per common share amounts, aluminum prices and as otherwise stated)

This Management’s Discussion and Analysis (MD&A) includes some measures for which no meaning is prescribed by generally accepted accounting principles (GAAP). Refer to the section “Definitions” for an explanation of these measures.

Overview

The Company reported second quarter income from continuing operations of $438 or $1.18 per common share versus $454 or $1.21 per common share a year earlier and $590 or $1.60 per common share in the first quarter of 2007. Income from continuing operations decreased by $16 year-over-year reflecting an unfavourable variance in foreign currency balance sheet translation effects, the negative impact of a weaker US dollar on operating costs, increased energy, raw materials and operating costs as well as an unfavourable non-cash mark-to-market adjustment on derivatives. These effects more than offset higher aluminum realizations, better pricing and mix in the Engineered Products and Bauxite & Alumina business segments, a favourable variance in Other Specified Items, increased volumes across most businesses, the contribution from the cathode producer Carbone Savoie acquisition and higher technology and smelter equipment sales. The decrease of $152 in income from continuing operations from the first quarter of 2007 reflected an unfavourable variance in foreign currency balance sheet translation effects, the negative impact of a weaker US dollar on operating costs, higher alumina costs, lower market premia, lower contribution from power generation, as well as higher share-based compensation expense related to the increase in share price during the quarter. These were partially offset by higher aluminum volumes, improved pricing and product mix mainly in Bauxite & Alumina, a favourable variance in Other Specified Items, higher aluminum prices and technology and smelter equipment sales. The terms “Other Specified Items” (OSIs) and “Foreign Currency Balance Sheet Translation” are defined under “Definitions” at the end of the MD&A.

Income from continuing operations for the second quarter of 2007 included a primarily non-cash, after-tax loss of $193 or $0.52 per common share for the effects of foreign currency balance sheet translation, compared to an after-tax loss of $100 or $0.27 per common share in the year-ago quarter and an after-tax loss of $19 or $0.05 per common share in the first quarter. The foreign currency balance sheet translation losses in the second quarter of 2007 were largely due to the strengthening of the Canadian dollar versus the US dollar, which went from 86 cents at the end of the first quarter to 94 cents at the end of the second quarter. Foreign currency balance sheet translation charges for the second quarter of 2006 reflect the largely non-cash impact of the strengthening Canadian dollar on the Company’s deferred income taxes.

Also included in income from continuing operations for the second quarter was an after-tax gain for OSIs of $28 or $0.08 per common share compared to an after-tax charge of $2 or $nil per common share in the year-ago quarter and an after-tax charge of $9 or $0.02 per common share in the first quarter of 2007. A detailed OSIs schedule is provided on the next page.

	Second Quarter		First Quarter
	2007	2006	2007
Included in income from continuing operations are:
Foreign currency balance sheet translation	(193)	(100)	(19)
Other Specified Items (OSIs)	28	(2)	(9)

Income from continuing operations	438	454	590
Income from discontinued operations	-	1	1
Net income	438	455	591
Basic earnings per common share ($ per common share)
Income from continuing operations	1.18	1.21	1.60
Net income	1.18	1.21	1.60
Average number of common shares outstanding (millions)	369.0	375.1	367.1

	Second Quarter		First Quarter
	2007	2006	2007

Sales and operating revenues	6,605	6,103	6,420
Shipment volumes (kt)
Ingot products *	760	765	744
Aluminum used in engineered products & packaging	342	341	342
Total aluminum volume	1,102	1,106	1,086
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,866	2,709	2,835
Average LME 3-month price (one-month lag)	2,808	2,661	2,760
* The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one-month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $6,605 were up $502 compared to the year-ago quarter mainly reflecting higher aluminum prices as well as favourable pricing, product mix and volumes across most businesses. Compared to the first quarter, sales and operating revenues increased by $185 mainly as a result of higher aluminum volumes, improved pricing and product mix across most businesses, higher aluminum prices and technology and smelter equipment sales, partially offset by lower market premia and contribution from power generation.

The average realized price on sales of ingot products during the second quarter was up $157 per tonne from the year-ago quarter and up $31 per tonne from the first quarter. The increases over both the year-ago and sequential quarters mainly reflected the impact of higher LME aluminum prices offset by lower market premia.

	Second Quarter		First Quarter
	2007	2006	2007

Other Specified Items (after-tax)
Restructuring charges	(14)	(42)	(7)
Asset impairments	(12)	(24)	-
Gains (losses) from non-routine sales of assets, businesses and investments	(30)	8	2
Tax adjustments	150	63	-
Advisory and legal fees	(14)	-	-
Share-based compensation	(27)	-	-
Other	(25)	(7)	(4)
Other Specified Items	28	(2)	(9)

The most significant items included in OSIs in the second quarter of 2007 were favourable tax adjustments of $150 mainly related to the recognition of future tax benefits in France, partially offset by losses on disposals of assets, businesses and investments of $30 primarily in connection with the sale of the Company’s Vlissingen smelter in the Netherlands, share-based compensation expense of $27 resulting from the appreciation in the share price subsequent to the May 7, 2007 offer from Alcoa, charges of $14 principally related to previously announced restructuring in respect of packaging businesses, advisory and legal fees of $14 related to the Company’s efforts following the May 7, 2007 Alcoa offer to develop a full set of highest value alternatives consistent with the best interests of Alcan shareholders, as well as other charges of $25 mainly related to a correction of a net working capital overstatement (non-cash) of $18 at a Packaging business in Spain. The most significant items included in OSIs in the second quarter of 2006 were after-tax charges totaling $66 associated mainly with previously announced restructuring initiatives across all business groups, largely offset by tax adjustments of $63 mainly related to a deferred tax benefit arising from a reduction in the Canadian Federal tax rates enacted in June 2006. The most significant items included in OSIs in the first quarter of 2007 were after-tax restructuring charges of $7 which included costs related to the Company’s Affimet aluminum recycling plant in Compiègne, France.

Included in income from continuing operations for the second quarter of 2007 were non-cash mark-to-market charges on derivatives of $0.02 per common share compared to gains of $0.03 per common share a year earlier and charges of $0.02 per common share in the first quarter.

Also included in income from continuing operations for the second quarter of 2007 were non-cash pre-tax expenses of $76 for share-based compensation as compared to $21 in the year-ago quarter and $17 in the first quarter of 2007. As of June 30, 2007, virtually all of the stock options were vested. As such, all related stock option expense has been recognized for all currently outstanding stock options. The Company expects to continue to incur additional stock-based compensation expense for its outstanding awards, other than stock options, until such time that these awards are settled, which will depend on the change in control date. As a result of the Rio Tinto offer, the Company expects to record the remaining compensation expense for such awards over an accelerated requisite service period.

Net Income

Including results from discontinued operations, the Company reported net income of $438 or $1.18 per common share in the second quarter of 2007, compared to $455 or $1.21 per common share a year earlier and $591 or $1.60 per common share in the first quarter of 2007.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	Second Quarter		First Quarter
	2007	2006	2007
Business Group Profit (BGP)
Bauxite and Alumina	204	126	175
Primary Metal	744	774	844
Engineered Products	149	144	174
Packaging	126	134	140
Subtotal	1,223	1,178	1,333
Equity accounted joint venture eliminations	(75)	(86)	(47)
Change in fair market value of derivatives	(7)	7	(15)
	1,141	1,099	1,271
Corporate Items
Intersegment, corporate offices and other	(229)	(159)	(89)
Depreciation & amortization	(269)	(258)	(264)
Interest	(61)	(69)	(60)
Income taxes	(166)	(195)	(280)
Equity income	24	37	12
Minority interests	(2)	(1)	-
Income from continuing operations	438	454	590

Bauxite and Alumina: BGP for the second quarter was a record $204, an increase of $78 compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year increase in BGP was $86 or 60%. This improvement mainly reflected higher LME-linked contract prices for alumina (given the normal one-quarter lag), higher technology-related profits as well as improved sales mix, partially offset by exchange losses due to the strengthening Australian and Canadian dollars, higher raw material costs and the residual impact from the national strike in Guinea during the first quarter of 2007. On a sequential basis, BGP for the group was $29 above the previous quarter. Excluding OSIs and foreign currency balance sheet translation effects, BGP increased by $50 or 28%, reflecting a favorable change in sales mix, lower operating costs, lower adverse impact from the Guinean national strike during the first quarter of 2007 and higher volumes, partially offset by higher raw material costs and exchange losses due to the strengthening Australian and Canadian dollars. To date, the total impact of the national strike in Guinea commencing in the first quarter across B&A was $36, of which $15 impacted the second quarter. Results for the third quarter of 2007 are expected to be slightly higher than the second quarter as a result of higher shipments (partly related to Gove expansion capacity beginning to come on-stream) and higher bauxite profits.

Primary Metal: BGP for the second quarter was $744, a decrease of $30 as compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year decrease in BGP was $26 or 3%. The decline mainly reflected higher input costs (alumina, electricity and carbon-related raw material costs), the adverse effect of the weaker US dollar, higher operating costs, as well as lower market premia, partially offset by higher LME metal prices, volumes and contribution from the cathode producer Carbone Savoie. On a sequential quarter basis, BGP decreased by $100. Excluding OSIs and foreign currency balance sheet translation effects, BGP decreased by $76 or 9%, reflecting higher input costs (alumina, electricity and carbon-related raw material costs), the adverse effect of the weaker US dollar, lower contributions from power generation and lower market premia. These unfavorable impacts were partially offset by higher volumes, higher LME and higher contribution from technology and smelter equipment sales. As a result of lost contribution from the divestiture of the Vlissingen smelter in the Netherlands, and assuming current forward prices for aluminum and forward exchange rates, results for the third quarter are expected to be somewhat lower than the second quarter.

Engineered Products: BGP for the second quarter was $149. Excluding OSIs and foreign currency balance sheet translation effects, operating results were $162, or $7 higher than a year earlier. Results for the second quarter of 2006 included significant metal timing benefits, a consequence of the rapid rise in LME prices in earlier quarters. Adjusting for these non-cash accounting benefits, the operating performance of the group improved by approximately 20 percent year over year on the back of strong results from the Cable, Composites and Aerospace businesses. On a sequential quarter basis, BGP was $25 lower than in the first quarter of the year. Excluding OSIs and foreign currency balance sheet translation effects, operating results were $16 lower principally due to the absence of beneficial metal timing effects. Adjusting for these non-cash accounting benefits, the performance of the group was equivalent to the record level of the first quarter, a reflection of the generally firm business conditions evident through the first half of the year. Operating results for the third quarter are expected to be lower due to the usual summer holiday closures in Europe.

Packaging: BGP in the second quarter of $126 was down $8 or 6% from the prior-year quarter. Excluding the impact of OSIs, foreign currency balance sheet translation effects and lost contributions from divested businesses, BGP was $165, an improvement of $12 or 8%. The year-on-year improvement was mainly due to operational savings and restructuring measures, a stronger euro compared to the US dollar and volume growth initiatives. On a sequential quarter basis, BGP decreased by $14 or 10%. Excluding the impact of OSIs and foreign currency balance sheet translation effects, BGP increased by $20 or 14% as a result of stronger volumes and cost saving measures. Operating BGP in the third quarter of 2007 is expected to be similar as normal seasonal volume softening is offset by ongoing progress in growth and operational efficiencies.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum and alumina. The increase of $70 compared to the second quarter of 2006 as well as the increase of $140 over the prior quarter mainly reflect higher share-based compensation expense, the loss on the sale of the Company’s Vlissingen smelter in the Netherlands and advisory fees resulting from the Company’s efforts during the quarter to develop a full set of highest value alternatives consistent with the best interests of Alcan shareholders following the May 7, 2007 Alcoa offer.

Depreciation and amortization expenses were $11 higher than in the year-ago quarter primarily reflecting increased depreciation at the Gove alumina refinery in Australia. Depreciation and amortization expenses were comparable to the prior quarter.

Interest expense, net of capitalized interest, was $8 lower than in the year-ago quarter and comparable to the prior quarter. The year-over-year decline mainly reflected a higher level of capitalized interest and reduced debt levels. In the second quarter of 2007, capitalized interest was $24 compared to $20 a year ago and $23 in the first quarter, all largely related to the Gove expansion.

The Company's effective tax rate on income from continuing operations was 29% in the second quarter and 31% year to date. Foreign currency balance sheet translation losses due to the strengthening of the Canadian dollar increased the effective tax rate in the second quarter, largely offset by the recognition of future tax benefits in France which were not previously recognized. These tax benefits, which are included in OSIs, were recognized in the second quarter when their realization met the relevant tests for likelihood of recovery.

Share Repurchase Program

Cumulatively since the program inception, Alcan purchased 9,831,200 common shares at an average price of $47.42 per share for a total cost of $466. This represents 52% of the total number of shares approved for repurchase.

Liquidity and Capital Resources

	Second Quarter		First Quarter
	2007	2006	2007

Cash flow from operating activities in continuing operations	738	771	582
Dividends	(73)	(58)	(75)
Capital expenditures	(421)	(469)	(312)
Free cash flow from continuing operations	244	244	195

Operating Activities

In the second quarter of 2007, cash flow from operating activities in continuing operations of $738 decreased by $33 compared to the year-ago quarter and increased by $156 compared to the first quarter. The increase over the prior quarter principally reflects seasonally typical favourable movements in payables and deferred items which more than offset lower net income. After dividends of $73 and capital expenditures of $421, free cash flow from continuing operations was $244 for the second quarter of 2007. In the year-ago quarter, after dividends of $58 and capital expenditures of $469, free cash flow from continuing operations was also $244. In the prior quarter, after dividends of $75 and capital expenditures of $312, free cash flow from continuing operations was $195. The term “Free cash flow from continuing operations” is defined under "Definitions" at the end of the MD&A.

Financing Activities
	June 30		March 31
Debt as a Percentage of Invested Capital	2007	2006	2007

Debt
Short-term borrowings	704	349	579
Debt maturing within one year	69	105	32
Debt not maturing within one year	4,578	5,570	5,169
Total debt	5,351	6,024	5,780
Minority interests	74	65	71
Equity
Redeemable non-retractable preference shares	160	160	160
Common shareholders' equity	12,223	10,750	11,565
Total invested capital	17,808	16,999	17,576
Debt as a percent of invested capital (%)	30%	35%	33%

The term “Debt as a percentage of invested capital” is defined under "Definitions" at the end of the MD&A.

Debt as a percentage of invested capital as at June 30, 2007 was 30%, down from 33% at the end of the first quarter due to lower debt and higher equity.

During the first quarter of 2007, the Company entered into an interest rate derivative to swap interest payments on $100 of its long-term debt from fixed to floating rate (relating to the 4.875% Global notes due in 2012). During the second quarter of 2007, the Company entered into interest rate derivatives to swap interest payments on an additional $200 of the same long-term debt.

On July 26, 2007, Alcan’s board of directors approved the redemption of the Company's redeemable non-retractable preference shares at a price of CAN$25.00 per share. The transaction is expected to be completed on September 3, 2007.

The Company has entered into programs with certain financial institutions to sell certain trade receivables. Effective April 2, 2007, the Company terminated one such program to sell to a third party an undivided interest up to $125 (€95 million) of selected trade receivables without recourse.

Liquidity

Since June 16, 2006, the Company has had in place a two-tranche, multi-currency, committed global credit facility with a syndicate of international banks. This facility is comprised of a $2,000 5-year tranche, maturing in June 2011, and a $1,000 364-day tranche, extendable by two years at the Company’s option. During the second quarter of 2007, the Company extended the $1,000 364-day tranche. The facility is available for general corporate purposes and is primarily used to support the commercial paper programs.

In addition to its existing $3-billion commercial paper program in Canada, the Company has two commercial paper programs, one in France of € 1 billion and another in the US of $2 billion. The Company guarantees the commercial paper issued under these two programs. The Company also has a commercial paper program in the US with Alcan Corporation as the issuer. At any point in time, the total combined issuance limit for all three programs cannot exceed $3 billion.

As at June 30, 2007, the Company had the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis. However, the Company’s intention is to repay these commercial paper borrowings during the third quarter of 2007 and has classified them as Short-term borrowings at June 30, 2007. As at December 31, 2006, the Company had both the intention and the ability, through its long-term credit facilities, to refinance its commercial paper borrowings on a long-term basis and had classified them as Debt not maturing within one year. Furthermore, all commercial paper debt repayments were included in the year 2011 when the multi-currency, five year, committed global credit facility matures.

As at August 1, 2007, Alcan had $448 of commercial paper outstanding. Based on the Company's forecasts, the Company believes that cash from continuing operations together with available credit facilities will be more than sufficient to meet the cash requirements of operations, planned capital expenditures, dividends and any short-term debt refinancing requirements. In addition, the Company believes that its ability to access global capital markets provides any additional liquidity that may be required to meet unforeseen events. Alcan’s long-term debt rating remains unchanged at BBB+ / Baa1 with short-term debt rated A2 / P2 by S&P’s and Moody’s respectively. Credit rating agencies apply their own criteria and may change the ratings at any time.

Investment Activities

In the second quarter of 2007, cash used for investment activities in continuing operations was $381 compared to $450 in the year-ago quarter. Both the current and year-ago quarter balances mainly reflect capital expenditures of $421 and $469, respectively. Excluding capital expenditures on the Gove expansion, capital spending was 106% and 100% of depreciation and amortization expense for the second quarter of 2007 and prior-year quarter, respectively.

Investments

On April 30, 2007, Alcan signed a Heads of Agreement with Saudi Arabian mining company Ma’aden to develop a proposed $7-billion integrated aluminum “mine-to-metal” project including bauxite mining, alumina refining, power generation and aluminum smelting. Alcan would hold a 49% stake in the project and would provide technology and operating management support, with Ma’aden holding the balance of 51%. As one of the world’s largest vertically integrated projects of its kind, the initial operations would feature a power plant delivering 1,400 megawatts; a 90 million tonne bauxite reserve located in Az Zabirah in northern Saudi Arabia representing a potential 30 years of mining; an alumina refinery with a capacity of 1.6 million tonnes per year; an aluminum smelter with a capacity of 720 thousand tonnes per year, and would leverage Saudi Arabia’s port facilities and infrastructure. First metal would be expected during the first quarter of 2011, and first alumina a year later.

Divestments

On April 27, 2007, the Company concluded the sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne, France. In relation to this, the Company recorded a loss on disposal of $12 in the second quarter of 2007.

On May 31, 2007, the Company reached an agreement in principle regarding the sale of its Vlissingen smelter in the Netherlands in which Alcan had an 85% interest. The Company recorded charges of $42, included as a loss on disposal of businesses and investments within Other expenses (income) - net, during the second quarter of 2007.

On June 26, 2007, the Company concluded the sale of its Satma subsidiary. Satma, located in Goncelin, France, manufactures and sells capacitor foil for the electronic industry as well as anodized strip for the lighting and decoration markets.

On July 18, 2007, Alcan agreed to sell its 45% interest in Utkal Alumina International Limited (Utkal) to Hindalco Industries Limited, India. The Utkal joint venture was established in 1992 and involves the development of a new bauxite mine and alumina refinery in the Indian state of Orissa (Utkal Project). The Company had announced its intention to sell its interest in Utkal on April 12, 2007. The Company expects completion of the sale during the third quarter of 2007.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments including those with associated interest rate swap agreements, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at June 30, 2007. There are no material off-balance sheet arrangements.

Contractual Obligations As at June 30, 2007	Payments due by Period
	Total	2007	2008-2009	2010-2011	2012 and thereafter

Long-term debt (1)	4,647	69	509	434	3,635
Interest payments (1)	3,451	132	500	459	2,360
Capital lease obligations	29	4	8	3	14
Operating leases	637	58	197	155	227
Purchase obligations	5,713	1,111	1,328	952	2,322
Unfunded pension plans (2)	2,478	33	140	142	2,163
Other post-employment benefits (2)	2,805	33	145	160	2,467
Funded pension plans (2),(3)	(3)	136	558	577	(3)
Guarantees (4)	438	58	289	3	88
Total		1,634	3,674	2,885
(1)	Interest payments are calculated using the interest rate in effect, including the impact of interest rate swap agreements on $900 of fixed rate long-term debt and the outstanding debt balance as at June 30, 2007. All commercial paper borrowings and interest payments thereon have been excluded because these borrowings are now classified in short-term borrowings.
(2)	Refer to note 17, Post-Retirement Benefits, of the accompanying unaudited interim consolidated financial statements.
(3)	Pension funding generally includes the contribution required to finance the annual service cost, except where the plan is largely overfunded, and amortization of unfunded liabilities over periods of 15 years, with larger payments made over the initial period where required by pension legislation. Contributions depend on actual returns on pension assets and on deviations from other economic and demographic actuarial assumptions. Based on management's long-term expected return on assets, annual contributions for years after 2011 are projected to be in the same range as in prior years and to grow in relation with payroll.
(4)	Refer to note 15, Commitments and Contingencies, of the accompanying unaudited interim consolidated financial statements.

Alcoa and Rio Tinto Offers

On May 7, 2007, Alcan received from Alcoa notice of intent to file an unsolicited offer to acquire all of the outstanding shares of Alcan for US$58.60 in cash and 0.4108 of a share of Alcoa common stock for each outstanding common share of Alcan.

On May 22, 2007, Alcan’s Board of Directors unanimously recommended shareholders reject Alcoa Inc.'s unsolicited offer to acquire Alcan. The Board determined that the offer was inadequate in multiple respects and was contrary to the best interests of Alcan's shareholders. Yves Fortier, Chairman of Alcan's Board of Directors, stated, "Alcan's Board of Directors has thoroughly evaluated Alcoa's offer and concluded that it fails to meet the best interests of Alcan shareholders. It does not adequately reflect the value of Alcan's extremely attractive assets, strategic capabilities and growth prospects, does not offer an appropriate premium for control of Alcan, and is highly conditional and uncertain. Furthermore, it is clear to us that Alcan and Alcoa have fundamentally different approaches and track records in creating shareholder value. We are convinced that the proposed Alcoa-led acquisition of Alcan is not the right choice for our shareholders."

On July 12, 2007, Alcan entered into a support agreement with Rio Tinto plc (Rio Tinto) and Rio Tinto Canada Holding Inc. (Rio Tinto Canada), a wholly-owned indirect subsidiary of Rio Tinto. Pursuant to the support agreement, Rio Tinto Canada has agreed to make a cash tender offer to acquire all of Alcan’s outstanding common shares for $101 per common share. The offer represents a total equity consideration for Alcan of approximately $38.1 billion. The combined aluminium product group, to be named Rio Tinto Alcan, will be a new global leader in the aluminium industry with large, long life, low cost assets worldwide. The combined Group's access to significant bauxite reserves, competitive alumina refining, low cost hydro power, leading smelter technology, and a deep and diverse talent pool provides an excellent position to capitalize on the favourable demand fundamentals of the aluminium industry. Rio Tinto Alcan will also have a strong portfolio of growth projects.

The board of directors of Alcan has unanimously recommended that Alcan shareholders should accept the offer. The offer is subject to a number of conditions including valid acceptances of not less than 66 ⅔ percent of Alcan shares on a fully diluted basis and the approval of Rio Tinto shareholders. The board of directors of Rio Tinto has approved the transaction and will recommend the transaction to its shareholders. The offer will also be subject to certain customary conditions including receipt of necessary regulatory and antitrust approvals in the United States, Canada, the European Union and Australia, and the absence of material adverse changes or effects. The offer is expected to close in the fourth quarter of 2007.

Subject to the terms and conditions of the support agreement, Alcan's board of directors has the right to withdraw, modify or change its support of the offer if Alcan receives a superior proposal (as defined in the support agreement) prior to the expiration of the offer. However, Rio Tinto Canada has the right to match any such superior proposal received by Alcan and, in certain circumstances, if the offer is not consummated, Rio Tinto Canada would have the right to receive a payment of $1,049 from Alcan. In other circumstances, related to the required shareholder votes for the Rio Tinto group, an equivalent payment from Rio Tinto may be required.

The Company concurrently announced that Rio Tinto and Alcan had agreed to divest Alcan’s packaging business. The Company is currently evaluating its strategies for the planned divestiture.

On August 7, 2007, the Government of Quebec announced that it had accepted the conclusions of the board of directors of Alcan with respect to the proposed acquisition and confirmed that the Rio Tinto Canada offer respects the terms of the Continuity Agreement between Alcan and the Government of Quebec, signed in 2006. Alcan had made an undertaking that it would maintain its head office and principal place of business in Quebec and it would ensure that, in the event of a change of control, the acquirer would maintain the same level and quality of commitments in Quebec to socio-economic programs and to regional development as then existed at Alcan.

Transaction Costs

Following a hostile takeover offer by Alcoa on May 7, 2007, the Company incurred pre-tax charges of $21 in the second quarter of 2007 for advisory and legal fees in order to develop a full set of highest value alternatives consistent with the best interests of Alcan shareholders. In accordance with the terms of the agreements entered into with the Company’s investment and legal advisors, the Company expects to pay an additional amount of approximately $145 in advisory fees.

Share-Based Compensation and Other Change of Control Costs

Upon a change of control of Alcan, based on a share price of $101 per share as described in the Rio Tinto offer, a maximum of $232 pre-tax would be payable under the Company's Total Shareholder Return Performance Plan, Restricted Share Unit Plan and Stock Price Appreciation Unit Plan.  Approximately $121 has been accrued as of June 30, 2007 in Selling, administrative and general expenses. The Company is currently examining the manner of settlement of its stock option plans. In the event of a change of control and termination of certain executives, change of control agreements provide for severance entitlements of a maximum of $38 pre-tax.

Credit Rating and Liquidity

Following the Alcoa announcement on May 7, 2007, both S&P and Moody’s placed Alcan’s credit rating under review with negative implications. S&P has maintained the negative outlook while Moody’s revised the outlook and placed Alcan’s rating under review for possible upgrade on July 12, following announcement of the Rio Tinto offer.

Alcan’s $3,000 two-tranche, multi-currency committed global credit facility may no longer be available 90 days following the consummation of a change of control transaction. Accordingly, alternative liquidity sources would need to be put in place to finance Alcan’s activities.

Selected Annual Information

Selected financial data for each of the Company's three most recently completed financial years is as follows:

	31 December
	2006	2005	2004

Sales and operating revenues	23,641	20,320	24,948

Income from continuing operations	1,786	155	243

Net income	1,786	129	258

Total assets	28,939	26,638	33,341

Total long-term debt	5,512	6,067	6,914
($ per common share)

Income from continuing operations - basic	4.75	0.40	0.64

Income from continuing operations - diluted	4.74	0.40	0.64

Net income - basic	4.75	0.33	0.69

Net income - diluted	4.74	0.33	0.69

Dividends	0.70	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q2-07	Q1-07	Q4-06	Q3-06	Q2-06	Q1-06	Q4-05	Q3-05

Sales and operating revenues	6,605	6,420	6,219	5,769	6,103	5,550	5,049	4,887

Income (Loss) from continuing operations	438	590	418	460	454	454	(333)	72

Net income (Loss)	438	591	422	456	455	453	(361)	81

($ per common share)

Income (Loss) from continuing operations - basic	1.18	1.60	1.12	1.21	1.21	1.21	(0.91)	0.19

Income (Loss) from continuing operations - diluted	1.17	1.59	1.12	1.21	1.20	1.20	(0.91)	0.19

Net income (Loss) - basic	1.18	1.60	1.13	1.20	1.21	1.21	(0.98)	0.21

Net income (Loss) - diluted	1.17	1.59	1.13	1.20	1.20	1.20	(0.98)	0.21

Commitments and Contingencies

The Company's commitments and contingencies are described in note 15 - Commitments and Contingencies, of the accompanying unaudited interim consolidated financial statements.

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

The Company's critical accounting policies are more fully described in note 2 - Summary of Significant Accounting Policies, of the audited consolidated financial statements and in the MD&A, contained in the most recent Annual Report on Form 10-K.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The adoption of this standard resulted in the Company recording a $28 net increase in the liability for unrecognized tax benefits on January 1, 2007. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. For more details, refer to note 2 - Accounting Changes and note 7 - Income Taxes, of the accompanying unaudited interim consolidated financial statements.

Cautionary Statement

Statements made in this Form 10-Q which describe the Company's or management's objectives, projections, estimates, expectations or predictions of the future may be "forward-looking statements" within the meaning of securities laws which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "estimates," “plans,” "anticipates" or the negative thereof or other variations thereon. All statements that address the Company's expectations or projections about the future including statements about the Company's growth, cost reduction goals, operations, reorganization plans, expenditures and financial results are forward-looking statements. Such statements may be based on the Company’s own research and analysis. The Company cautions that, by their nature, forward-looking statements involve risk and uncertainty and that the Company's actual actions or results could differ materially from those expressed or implied in such forward-looking statements or could affect the extent to which a particular projection is realized.  Reference should be made to the Company’s most recent Annual Report on Form 10-K for a list of factors that could cause such differences.

Important factors which could cause such differences include: changes in global supply and demand conditions for aluminum and other products; cyclical demand and pricing within the principal markets for the company's products; changes in the relative value of various currencies; fluctuations in the supply of and prices for power in the areas in which the company maintains production facilities; changes in aluminum ingot prices and changes in raw material costs and availability; competition in highly competitive markets; changes in prevailing interest rates and equity market returns related to pension plan investments; economic, regulatory and political factors within the countries in which the company operates or sells its products; the risk of significant losses from trading operations, including losses due to market and credit risks associated with derivatives; changes in government regulations, particularly those affecting environmental, health or safety compliance; risks related to the use of hazardous materials in manufacturing processes; delay and cost risks related to significant capital projects; the consequences of transferring most of the aluminum rolled products businesses operated by the company to Novelis Inc.; relationships with, and financial and operating conditions of, customers and suppliers; willingness of customers to accept substitution by competing products; major changes in technology that affect the company’s competitiveness; potential catastrophic damage, increased insurance and security costs and general uncertainties associated with the increased threat of terrorism or war; the effect of international trade disputes on the company’s ability to import materials, export its products and compete internationally; the effect of integrating acquired businesses and the ability to attain expected benefits; potential discovery of unanticipated commitments or other liabilities associated with the acquisition and integration or disposition of businesses; and other factors affecting the company's operations including, but not limited to, litigation, labour relations and negotiations and fiscal regimes.

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

“$” all amounts are in US dollars.

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

“GAAP” refers to United States Generally Accepted Accounting Principles.

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

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the US Securities and Exchange Commission's site at www.sec.gov. All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report. The number of common shares outstanding as at August 1, 2007 is 372,961,222.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(in millions of US$, except LME prices)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company’s cash flow. See risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rates

The impact of a 10% increase in interest rates on the Company’s variable rate debt outstanding and on the fixed rate debt that has been converted to variable rate debt through interest rate swaps at June 30, 2007 and 2006, net of its cash and time deposits, would be to reduce annual net income by $6 and $5, respectively for the variable rate debt including $3 and $nil, respectively for the fixed rate debt converted to variable rate debt through interest rate swaps. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 2 - Summary of Significant Accounting Policies of the Company's most recent Annual Report on Form 10-K.

Currency Legend:
AUD	Australian Dollar	ISK	Iceland Kronur
BRL	Brazilian Real	JPY	Japanese Yen
CAD	Canadian Dollar	MXN	Mexican Peso
CHF	Swiss Franc	NOK	Norwegian Krone
CZK	Czech Koruna	NZD	New Zealand Dollar
DKK	Denmark Kroner	SKK	Slovak Koruna
EUR	Euros	USD	US Dollar
GBP	UK Pound

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward contracts) outstanding as at June 30, 2007.

		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	15	-	-	15	-
	Average contract rate	0.502	-	-

CAD	Nominal amount	3	-	-	3	-
	Average contract rate	1.165	-	-

CHF	Nominal amount	-	-	1*	1	-
	Average contract rate	-	-	1.166*

MXN	Nominal amount	3	1	-	4	-
	Average contract rate	11.049	11.290	-

JPY	Nominal amount	9	-	-	9	1
	Average contract rate	113.698	-	-

NZD	Nominal amount	2	-	-	2	-
	Average contract rate	1.365	-	-

		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont’d)

SKK	Nominal amount	4	-	-	4	-
	Average contract rate	26.583	-	-

To sell USD against the foreign currency

GBP	Nominal amount	1	-	-	1	-
	Average contract rate	0.499	-	-

BRL	Nominal amount	23	-	-	23	7
	Average contract rate	2.726	-	-

CHF	Nominal amount	17	9	-	26	-
	Average contract rate	1.228	1.197	-

CZK	Nominal amount	5	-	-	5	-
	Average contract rate	20.220	-	-

CAD	Nominal amount	9	-	-	9	1
	Average contract rate	1.131	-	-

To buy EUR against the foreign currency

USD	Nominal amount	133	-	-	133	-
	Average contract rate	1.345	-	-

GBP	Nominal amount	1	-	-	1	-
	Average contract rate	0.677	-	-

JPY	Nominal amount	21	-	-	21	1
	Average contract rate	155.534	-	-

		2009	2010	2011	2012 and thereafter

To buy USD against the foreign currency

*CHF	Nominal amount	1	-	-	-
	Average contract rate	1.166	-	-	-

		2007	2008	2009 to 2012 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont’d)

To sell EUR against the foreign currency

USD	Nominal amount	327	13	5**	345	(1)
	Average contract rate	1.350	1.113	1.359**

CHF	Nominal amount	20	4	-	24	(1)
	Average contract rate	1.633	1.506	-

GBP	Nominal amount	2	-	-	2	-
	Average contract rate	0.675	-	-

To sell GBP against the foreign currency

CHF	Nominal amount	1	-	-	1	-
	Average contract rate	2.449	-	-

To sell AUD against the foreign currency

CHF	Nominal amount	1	-	-	1	-
	Average contract rate	0.969	-	-

To sell JPY against the foreign currency

CHF	Nominal amount	3	-	-	3	-
	Average contract rate	98.109	-	-

		2009	2010	2011	2012 and thereafter
To sell EUR against the foreign currency

**USD	Nominal amount	1	1	1	2
	Average contract rate	1.333	1.349	1.360	1.381

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward and option contracts) outstanding as at June 30, 2006.

		2006	2007	2008 to 2011 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	6	-	-	6	-
	Average contract rate	0.549	-	-

CHF	Nominal amount	4	-	-	4	-
	Average contract rate	1.218	-	-

JPY	Nominal amount	19	-	-	19	1
	Average contract rate	109.2	-	-

MXN	Nominal amount	14	4	1***	19	-
	Average contract rate	11.20	10.97	11.29***

DKK	Nominal amount	5	-	-	5	-
	Average contract rate	5.912	-	-

Other	Nominal amount	3	-	-	3	-

To sell USD against the foreign currency

GBP	Nominal amount	22	-	-	22	-
	Average contract rate	0.535	-	-

AUD	Nominal amount	89	-	-	89	2
	Average contract rate	1.381	-	-

BRL	Nominal amount	23	45	-	68	7
	Average contract rate	2.514	2.669	-

ISK	Nominal amount	9	-	-	9	-
	Average contract rate	74.26	-	-

CZK	Nominal amount	1	-	-	1	-
	Average contract rate	22.31	-	-

Other	Nominal amount	1	-	-	1	-

To buy EUR against the foreign currency

USD	Nominal amount	655	21	-	676	38
	Average contract rate	1.204	1.201	-

GBP	Nominal amount	34	1	-	35	-
	Average contract rate	0.691	0.694	-

CAD	Nominal amount	4	2	-	6	-
	Average contract rate	1.462	1.525	-

		2006	2007	2008 to 2011 and thereafter	Total Nominal Amount	Fair Value
			(in US$ millions, except average contract rates)

FORWARD CONTRACTS (cont’d)

To sell EUR against the foreign currency

USD	Nominal amount	662	24	16****	702	(34)
	Average contract rate	1.216	1.223	1.174****

GBP	Nominal amount	22	-	-	22	-
	Average contract rate	0.688	-	-

CHF	Nominal amount	33	5	4*****	42	-
	Average contract rate	1.550	1.522	1.506*****

NOK	Nominal amount	5	-	-	5	-
	Average contract rate	7.946	-	-

CAD	Nominal amount	1	-	-	1	-
	Average contract rate	1.422	-	-

		2008	2009	2010	2011 and thereafter

To buy USD against the foreign currency

***MXN	Nominal amount	1	-	-	-
	Average contract rate	11.29	-	-	-

To sell EUR against the foreign currency

****USD	Nominal amount	12	1	1	2
	Average contract rate	1.113	1.333	1.349	1.374

*****CHF	Nominal amount	4	-	-	-
	Average contract rate	1.506	-	-	-

Any negative impact of currency movements on the currency contracts that the Company has taken out to hedge identifiable foreign currency commitments to buy or sell goods and services would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited, except for a small trading portfolio not exceeding $50. For accounting policies relating to currency contracts, see note 2 - Summary of Significant Accounting Policies of the Financial Statements of the Company’s most recent Annual Report on Form 10-K.

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and option contracts outstanding at June 30, 2007 would be to increase net income over the period ending December 31, 2008 by approximately $42 ($39 in 2007 and $3 in 2008). The $42 increase reflects a 10% reduction from the June 30, 2007, three-month LME aluminum closing price of $2,725 per tonne and assumes an equal 10% drop has occurred throughout the aluminum forward price curve existing as at June 30, 2007. As of June 30, 2006, such sensitivity would have increased net income over the period ending December 31, 2007 by approximately $111 ($55 in 2006 and $56 in 2007).

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As at June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company’s principal executive and financial officers), of the effectiveness of the design and operation of Alcan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Alcan’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2007.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will provide management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for 2007.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Williams Land Fill, New Jersey. In June 2006, Alcan Global Pharmaceutical Packaging Inc. ("AGPP") was advised by the New Jersey Department of Environmental Protection ("NJDEP") that it was investigating the recovery of natural resource damages from AGPP in relation to the land fill site. In March 2007, the NJDEP issued a settlement demand for 3.2 acres of undeveloped land in the same watershed. On 25 June 2007, the NJDEP filed suit. Settlement negotiations are ongoing.

Items 1A., 3. and 5.

The registrant has nothing to report under these items.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the second quarter of 2007, the Company issued 631,025 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options. The aggregate proceeds of the exercise of the options were approximately $25.8 million. These proceeds were used for general corporate purposes. These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S. The dates of sale and amounts of Common Shares are set forth below:

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
4 April 2007	21,073	3 May 2007	9,891	5 June 2007	10,206
5 April 2007	1,198	4 May 2007	8,259	6 June 2007	8,589
10 April 2007	478	7 May 2007	18,182	8 June 2007	918
11 April 2007	1,595	9 May 2007	77,205	12 June 2007	2,436
13 April 2007	2,592	14 May 2007	37,341	14 June 2007	7,168
17 April 2007	1,116	15 May 2007	28,601	15 June 2007	10,456
18 April 2007	2,215	16 May 2007	7,440	18 June 2007	61,791
19 April 2007	2,592	18 May 2007	26,817	19 June 2007	12,677
23 April 2007	3,607	22 May 2007	25,570	22 June 2007	12,902
25 April 2007	10,966	28 May 2007	15,530	26 June 2007	8,160
26 April 2007	30,502	30 May 2007	24,750	27 June 2007	3,233
27 April 2007	19,230	31 May 2007	20,476	28 June 2007	8,417
30 April 2007	47,245	1 June 2007	6,706
2 May 2007	11,399	4 June 2007	21,496

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

Dated: August 9, 2007
ALCAN INC.

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