Form 10-Q
period 2007-09-30
ALCAN INC
filed 2007-11-09
CIK 4285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ___  No  Ö

At November 1, 2007, the registrant had 376,194,636 shares of common stock (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

In this report, all dollar amounts are stated in US dollars and all quantities in metric tons, or tonnes, unless indicated otherwise. A tonne is 1,000 kilograms, or 2,204.6 pounds. The words "Company" and “Alcan” refer to Alcan Inc. and, where applicable, one or more of its consolidated subsidiaries.

Item 1. Financial Statements

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF INCOME (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
(in millions of US$, except per share amounts)
Sales and operating revenues	6,223	5,769	19,248	17,422

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and
amortization noted below	4,926	4,454	14,725	13,228
Depreciation and amortization	274	273	807	782
Selling, administrative and general expenses	428	327	1,255	1,057
Research and development expenses	59	50	174	157
Interest	61	63	182	208
Restructuring charges - net (note 7)	16	22	54	130
Other expenses (income) - net (note 10)	37	11	189	(18)
	5,801	5,200	17,386	15,544
Income from continuing operations before income taxes and other
items	422	569	1,862	1,878
Income taxes (note 8)	211	146	657	610
Income from continuing operations before other items	211	423	1,205	1,268
Equity income	14	41	50	106
Minority interests	-	(4)	(2)	(6)
Income from continuing operations	225	460	1,253	1,368
(Loss) Income from discontinued operations	-	(4)	1	-
Income before cumulative effect of accounting change	225	456	1,254	1,368
Cumulative effect of accounting change, net of income
taxes of $2 in 2006	-	-	-	(4)
Net income	225	456	1,254	1,364
Dividends on preference shares	-	3	6	8
Redemption of preference shares
in excess of stated value (note 14)	45	-	45	-
Net income attributable to common shareholders	180	453	1,203	1,356
Earnings per share (note 6)
Basic:
Income from continuing operations	0.48	1.21	3.25	3.63
Loss from discontinued operations	-	(0.01)	-	-
Cumulative effect of accounting change	-	-	-	(0.01)
Net income per common share - basic	0.48	1.20	3.25	3.62
Diluted:
Income from continuing operations	0.48	1.21	3.24	3.62
Loss from discontinued operations	-	(0.01)	-	-
Cumulative effect of accounting change	-	-	-	(0.01)
Net income per common share - diluted	0.48	1.20	3.24	3.61
Dividends per common share	0.20	0.20	0.60	0.50

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2007	December 31, 2006
(in millions of US$)

ASSETS

Current assets
Cash and time deposits	499	229
Trade receivables (net of allowances of $72 in 2007 and $58 in 2006)	2,956	2,910
Other receivables and deferred charges	1,258	1,195
Deferred income taxes	112	152
Inventories (note 11)	3,398	3,186
Current assets held for sale	4	5
Total current assets	8,227	7,677

Deferred charges and other assets	1,051	1,087
Investments	1,421	1,509
Deferred income taxes	1,313	989
Property, plant and equipment
Cost (excluding construction work in progress)	20,153	18,698
Construction work in progress	2,200	2,294
Accumulated depreciation	(9,232)	(8,592)
	13,121	12,400
Intangible assets, net of accumulated amortization of $431 in 2007
and $346 in 2006	617	676
Goodwill	4,473	4,599
Long-term assets held for sale	1	2
Total assets	30,224	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED BALANCE SHEET (cont’d) (unaudited)

	September 30, 2007	December 31, 2006
(in millions of US$)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Payables and accrued liabilities (note 18)	5,642	5,430
Short-term borrowings (note 13)	700	467
Debt maturing within one year	66	36
Deferred income taxes	-	46
Total current liabilities	6,408	5,979

Debt not maturing within one year (note 13)	4,658	5,476
Deferred credits and other liabilities	1,526	1,787
Post-retirement benefits	3,369	3,381
Deferred income taxes	1,328	1,151
Minority interests	63	71

Shareholders’ equity
Redeemable non-retractable preference shares (note 14)	-	160
Common shareholders' equity
Common shares	6,607	6,235
Additional paid-in capital	603	672
Retained earnings	5,237	4,281
Common shares held by a subsidiary	(31)	(31)
Accumulated other comprehensive income (loss) (note 16)	456	(223)
	12,872	10,934
	12,872	11,094

Commitments and contingencies (note 17)

Total liabilities and shareholders’ equity	30,224	28,939

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
(in millions of US$)

OPERATING ACTIVITIES

Net income	225	456	1,254	1,364
Cumulative effect of accounting change	-	-	-	4
Loss (Income) from discontinued operations	-	4	(1)	-
Income from continuing operations	225	460	1,253	1,368
Adjustments to determine cash from operating activities:
Depreciation and amortization	274	273	807	782
Deferred income taxes	85	73	126	300
Equity (income) loss, net of dividends	(13)	(17)	38	(35)
Asset impairment charges	4	12	23	57
Loss (Gain) on disposal of businesses and investments - net	2	(4)	48	(8)
Stock option expense	-	3	11	39
Change in operating working capital
Change in receivables	279	151	(111)	(605)
Change in inventories	(115)	(164)	(180)	(273)
Change in payables and accrued liabilities	64	(4)	5	126
Change in deferred charges and other assets, deferred
credits and other liabilities, and post-retirement benefits -
net	43	21	154	188
Other - net	(5)	(1)	(11)	(3)
Cash from operating activities in continuing operations	843	803	2,163	1,936
Cash from operating activities in discontinued
operations	-	1	-	9
Cash from operating activities	843	804	2,163	1,945

FINANCING ACTIVITIES

Proceeds from issuance of new debt - net of issuance costs	26	9	48	380
Debt repayments	(13)	(250)	(773)	(1,086)
Short-term borrowings - net	(15)	(13)	87	(13)
Common shares issued	121	1	287	148
Preference shares redeemed, including premium	(205)	-	(205)	-
Dividends - Alcan shareholders (including preference)	(77)	(76)	(224)	(191)
- Minority interests	(2)	(1)	(3)	(2)
Cash used for financing activities	(165)	(330)	(783)	(764)

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (cont’d) (unaudited)
	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
(in millions of US$)

INVESTMENT ACTIVITIES

Purchase of property, plant and equipment	(444)	(576)	(1,177)	(1,471)
Business acquisitions and purchase of investments, net of cash
and time deposits acquired	(20)	(8)	(34)	(48)
Net proceeds from disposal of businesses, investments and other
assets	41	27	98	234
Other	32	58	(15)	70
Cash used for investment activities in continuing
operations	(391)	(499)	(1,128)	(1,215)
Cash from investment activities in discontinued operations	-	-	-	5
Cash used for investment activities	(391)	(499)	(1,128)	(1,210)

Effect of exchange rate changes on cash and time deposits	14	1	18	6
Increase (Decrease) in cash and time deposits	301	(24)	270	(23)

Cash and time deposits - beginning of period	198	182	229	181
Cash and time deposits - end of period	499	158	499	158

The accompanying notes are an integral part of the interim consolidated financial statements.

ALCAN INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
(in millions of US$, except per share amounts)

1. NATURE OF OPERATIONS

Refer to note 22 - Subsequent Events.

2. ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company's annual consolidated financial statements as contained in the most recent Annual Report on Form 10-K (Form 10-K), except as described below in notes 3 and 5. The 2006 year-end balance sheet data was derived from audited annual consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (US GAAP). The unaudited interim consolidated financial statements do not include all of the financial statement disclosures included in the annual consolidated financial statements prepared in accordance with US GAAP and therefore should be read in conjunction with the Company's most recent Form 10-K.

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

3. ACCOUNTING CHANGES

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

On January 1, 2007, the Company recorded a $28 net increase in the liability for unrecognized tax benefits. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. See note 8 - Income taxes.

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS

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

5. CHANGE IN FUNCTIONAL CURRENCY OF THE EUROPEAN PRIMARY METAL GROUP

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

6. EARNINGS PER SHARE - BASIC AND DILUTED

Basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period. The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on income from continuing operations.

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Numerator:
Income from continuing operations	225	460	1,253	1,368
Less: dividends on preference shares	-	(3)	(6)	(8)
Less: redemption of preference shares
in excess of stated value	(45)	-	(45)	-
Income from continuing operations attributable to
common shareholders	180	457	1,202	1,360
Denominator (number of common shares in millions):
Weighted average of outstanding shares	373	376	370	375
Effect of dilutive stock options	1	1	1	1
Adjusted weighted average of outstanding shares	374	377	371	376
Earnings per common share - basic	0.48	1.21	3.25	3.63
Earnings per common share - diluted	0.48	1.21	3.24	3.62

6. EARNINGS PER SHARE - BASIC AND DILUTED (cont’d)

In the third quarter and nine months ended September 30, 2007, there were no options to purchase common shares (2006: 3,214,739 and 402,561 options at a weighted average grant price of CAN$51.88 and CAN$56.34, respectively, per share were outstanding in the third quarter and nine months ended September 30, 2006) that were outstanding during the periods and that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average price of the common shares.

As at September 30, 2007, there were 373,579,113 (2006: 376,155,267) common shares outstanding.

7. RESTRUCTURING PROGRAMS

2007 Restructuring Activities

The schedule provided below shows details of the charges by operating segment:

Charges recorded in the statement of income

Quarter ended September 30, 2007	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	-	-	-	-
Primary Metal	5	-	-	5
Engineered Products	-	-	1	1
Packaging	5	-	4	9
Other	1	-	-	1
Total	11	-	5	16

Nine months ended September 30, 2007	Severance Costs	Asset Impairment Charges	Other	Total
Bauxite and Alumina	2	-	-	2
Primary Metal	16	-	1	17
Engineered Products	-	-	3	3
Packaging	22	4	4	30
Other	2	-	-	2
Total	42	4	8	54

For the third quarter and nine months ended September 30, 2007, $2 and $5 of severance costs and other charges above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to corporate initiatives as discussed in note 20 - Information by Operating Segment.

The significant components of the 2007 restructuring charges were as follows:

Bauxite and Alumina

In 2006, the Company signed a new collective labour agreement with its Quebec employees represented by the Canadian Auto Workers union. As part of this agreement, the Company has offered early retirement incentives to employees and recorded severance charges of $1 in the second quarter of 2007 for employees who have accepted. No further charges are expected to be incurred.

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

7. RESTRUCTURING PROGRAMS (cont’d)

Primary Metal

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed sale of selected assets at the Company’s Affimet aluminum recycling plant in Compiègne (France). The consultation process is now ended. In the first quarter of 2007, the Company recorded additional severance costs of $5. The divestiture was completed in the second quarter of 2007, as discussed in note 12 - Sales and Acquisitions of Businesses and Investments.

In 2005, the Company recorded restructuring charges related to the closure of its aluminum smelter in Lannemezan (France). The closure process for Lannemezan began in June 2006 and is expected to be completed, at the latest, during the course of 2008. In the first quarter of 2007, the Company recorded severance costs of $1. In the second quarter of 2007, the Company recorded severance costs and other restructuring charges of $1 each. In the third quarter of 2007, the Company recorded additional severance costs of $1. The Company expects to incur additional charges of $10 related to the closure of the smelter.

The Company recorded additional severance costs of $4 and $8 for other minor restructuring programs pursued in the third quarter and nine months ended September 30, 2007 in this operating segment.

Engineered Products

The Company announced in 2006 that it had begun consultations with unions and employee representatives for a proposed closure of the Workington hard alloy extrusion plant. Production from Workington will be consolidated at Alcan’s facilities in Issoire and Montreuil-Juigné (France). In the first and second quarters of 2007, the Company recorded other restructuring charges of $1 and $1, respectively. In the third quarter of 2007, the Company recorded additional other restructuring charges of $1. Workington production ceased in the second quarter of 2007. The Company expects to incur additional charges of $3 related to this activity.

Packaging

In the second quarter of 2007, along with the Company’s continuous effort to manage ongoing costs and margins, certain selected restructuring activities were announced, mainly in its Food Europe and Tobacco Businesses. In relation to these activities, the Company incurred severance costs of $12 in the second quarter of 2007. In the third quarter of 2007, the Company incurred additional other restructuring charges of $1. The Company expects to incur additional charges of $1 related to this activity.

The Company launched in 2006 a restructuring program in the Global Beauty Packaging sector aimed at streamlining processes and reaching an improved competitive position. In the first and second quarters of 2007, the Company recorded severance costs of $2 and $3, respectively. In the third quarter of 2007, the Company recorded additional severance costs of $3 and other restructuring charges of $1. The Company expects to incur additional charges of $1 related to this activity.

The Company announced in 2005 the restructuring of certain businesses, notably Global Beauty Packaging and Food Packaging Europe, as part of the continuing drive to reshape its portfolio, counter increasing competitive pressures in Western countries and improve margins. In the first and second quarters of 2007, the Company recorded asset impairment charges of $1 and $3, respectively. In the third quarter of 2007, the Company reversed $1 of severance charges initially recorded in 2005. No further charges are expected to be incurred.

The Company recorded additional severance costs and other restructuring charges of $3 and $2, respectively, for other minor restructuring programs pursued in the third quarter of 2007 in this operating segment.

7. RESTRUCTURING PROGRAMS (cont’d)

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

For the third quarter and nine months ended September 30, 2006, $13 and $35, respectively, of severance costs and other charges above are excluded from the measurement of the profitability of the Company’s operating segments (Business Group Profit), as they relate to major corporate initiatives as discussed in note 20 - Information by Operating Segment.

The significant components of the 2006 restructuring charges were as follows:

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

In relation to the new collective labour agreement with its Quebec employees, described above in the components of the 2007 restructuring charges, the Company recorded severance charges of $1 during the third quarter of 2006 for employees who accepted.

In relation to the proposed closure of mining operations in the Tarn region of France announced in 2005 by Sogerem, the Company recorded additional other restructuring charges of $2 in the first quarter of 2006. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

Primary Metal

During the third quarter of 2006, the Company incurred severance charges of $2 due to the restructuring of a trading operation in Switzerland.

In relation to the new collective labour agreement with its Quebec employees, described above in the components of the 2007 restructuring charges, the Company recorded severance charges of $2 during the third quarter of 2006 for employees who accepted.

7. RESTRUCTURING PROGRAMS (cont’d)

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

In the third quarter and nine months ended September 30, 2006, the Company recorded severance costs of $1 and $2, respectively, and other restructuring charges of $nil and $1, respectively, related to other minor restructuring programs in this operating segment.

Engineered Products

During the third quarter of 2006, the Company incurred charges of $6 relating to early retirement incentives accepted by employees at a research facility in France. These charges are included in severance costs.

In 2005, the Company announced the restructuring of its Engineered Products facilities in Singen, Germany, and Sierre, Switzerland, in order to improve efficiency and ensure their long-term viability. During the third quarter of 2006, the Company reversed $4 of severance charges initially recorded in 2005 in Singen, Germany as certain affected employees were transferred to other businesses, and certain employees took advantage of voluntary severance and early retirement programs.

In relation to the Workington closure announced in 2006, the Company recorded severance costs of $9 during the second quarter of 2006. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

In the third quarter and nine months ended September 30, 2006, the Company recorded severance costs of $nil and $1, respectively, and other restructuring charges of $1 and $2, respectively, related to other minor restructuring programs in this operating segment.

Packaging

In 2006, the Company announced that it had begun consultations with unions and employee representatives for a proposed closure of the Midsomer Norton food flexibles packaging plant. The plant had been adversely affected by declining demand in the UK market and high raw material costs. The Company recorded restructuring charges of $17 comprising $16 of severance costs and $1 of asset impairment charges during the second quarter of 2006.

In relation to pursuing plans to restructure certain businesses announced in 2005, notably Global Beauty Packaging and Food Packaging Europe, the Company recorded additional restructuring charges of $9 in the first quarter of 2006. This charge was comprised of severance costs of $2, asset impairment charges of $5 and other charges of $2. In the second quarter of 2006, the Company recorded additional severance costs of $5 and other restructuring charges of $3. In the third quarter of 2006, the Company incurred asset impairment charges of $1 and other restructuring charges of $12. Refer to the components of the 2007 restructuring charges discussed above for more details in relation to this activity.

In addition, the Company also recorded severance costs of $2 during the second quarter of 2006 related to the closure of Alcan Packaging Mohammedia’s cookware activity.

7. RESTRUCTURING PROGRAMS (cont’d)

The schedules provided below show details of the provision balances and related cash payments for the significant restructuring activities:

Provision roll-forward

Quarter ended September 30, 2007	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at June 30, 2007	159	-	52	211

Charges recorded in the statement of income	11	-	5	16
Cash payments - net	(25)	-	(9)	(34)
Non-cash items	8	-	4	12
Provision balance as at September 30, 2007	153	-	52	205

Quarter ended September 30, 2006	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at June 30, 2006	222	-	58	280

Charges recorded in the statement of income	8	1	13	22
Cash payments - net	(34)	-	(16)	(50)
Non-cash items	1	(1)	3	3
Provision balance as at September 30, 2006	197	-	58	255

Nine months ended September 30, 2007	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at December 31, 2006	199	-	61	260

Charges recorded in the statement of income	42	4	8	54
Cash payments - net	(103)	-	(21)	(124)
Non-cash items	15	(4)	4	15
Provision balance as at September 30, 2007	153	-	52	205

Nine months ended September 30, 2006	Severance Costs	Asset Impairment Charges*	Other	Total
Provision balance as at December 31, 2005	243	-	57	300

Charges recorded in the statement of income	60	41	29	130
Cash payments - net	(117)	-	(33)	(150)
Non-cash items	11	(41)	5	(25)
Provision balance as at September 30, 2006	197	-	58	255

*Fair value of assets was determined using discounted future cash flows.

8. INCOME TAXES

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Current	126	73	531	310
Deferred	85	73	126	300
	211	146	657	610

The composite of the applicable statutory corporate income tax rates in Canada is 33% (2006: 33%).

The Company’s 2007 third quarter and year to date effective tax rate increased due to balance sheet translation losses resulting from the continued strengthening of the Canadian dollar. Partially offsetting this increase in the year to date effective tax rate is the favorable impact related to the recognition in the second quarter of future tax benefits in France. In the second quarter of 2007, the Company reversed $462 of valuation allowance related to deferred income tax assets of French subsidiaries when it became evident that the realization of these assets was more likely than not due to current forecasts of sustained improved operating results. An amount of $144 was recorded as a credit to the income tax provision and $318 was applied to reduce Goodwill as it related to tax benefits acquired in a business combination.

As a result of the implementation of FIN 48, the amount of unrecognized tax benefits at January 1, 2007 is $193 of which $84 would impact the Company’s effective tax rate, if recognized. Also included in the amount of unrecognized tax benefits is $44 that, if recognized, would be allocated to reduce goodwill and $44 for which the Company would obtain an offset in other taxing jurisdictions. There were no material changes in the amounts above during the third quarter and nine months ended September 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

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

9. SALES OF RECEIVABLES

The Company has entered into programs with certain financial institutions to sell certain trade receivables. Effective April 2, 2007, the Company terminated one such program to sell to a third party an undivided interest up to $125 (€95 million) of selected trade receivables without recourse.

10. OTHER EXPENSES (INCOME) - NET

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Asset impairment charges not included in restructuring
programs	4	11	19	16
Loss (Gain) on disposal of businesses and investments -
net	2	(4)	48	(8)
Provision for (Recoveries of) legal claims	-	1	-	(53)
Environmental provisions	-	-	-	9
Interest revenue	(9)	(12)	(28)	(27)
Exchange losses (gains) - net	40	(9)	111	74
Derivative (gains) losses - net	(23)	7	(45)	(37)
Advisory and legal fees	30	-	51	-
Other	(7)	17	33	8
	37	11	189	(18)

Following a hostile takeover offer in May 2007, the Company incurred $30 in the third quarter and $51 in the nine months ended September 30, 2007 for advisory and legal fees in order to develop alternatives. See note 22 - Subsequent Events.

On January 19, 2006, the Company sold claims related to the Enron bankruptcy to a financial institution for combined proceeds of $62, recorded in Provision for (Recoveries of) legal claims.

11. INVENTORIES

	September 30, 2007	December 31, 2006
Aluminum operating segments
Aluminum	1,038	1,060
Raw materials	943	835
Other supplies	569	495
	2,550	2,390
Packaging operating segments
Raw materials and other supplies	337	311
Work in progress	173	155
Finished goods	338	330
	848	796
	3,398	3,186

12. SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS

Investment

On April 30, 2007, the Company signed a Heads of Agreement with Saudi Arabian mining company Ma’aden to develop a proposed US$7-billion integrated aluminum “mine-to-metal” project. The Company would hold a 49% stake in the project and recorded an initial investment of $18 in the second quarter of 2007. The Company recorded an additional investment of $2 in the third quarter of 2007.

12. SALES AND ACQUISITIONS OF BUSINESSES AND INVESTMENTS (cont’d)

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

On June 26, 2007, the Company concluded the sale of its Satma subsidiary, located in Goncelin (France), to ALMECO Spa for net proceeds of $4 and the Company recorded a loss on disposal of $1 in the second quarter and $2 in the nine months ended September 30, 2007.

13. LONG-TERM DEBT

Since June 30, 2007, the Company has the intent and ability to repay its commercial paper borrowings and has classified them as Short-term borrowings. As at December 31, 2006, the Company had both the intention and the ability, through its long-term credit facility, to refinance its commercial paper borrowings on a long-term basis and had classified them as Debt not maturing within one year. Furthermore, all commercial paper debt repayments were included in the year 2011 when the multi-currency, five year, committed global credit facility matures. Based on the Company's current intent, using foreign exchange rates in effect at September 30, 2007, debt repayment requirements over the next five years amount to $66 in 2007, $500 in 2008, $26 in 2009, $18 in 2010 and $416 in 2011.

During the first quarter of 2007, the Company entered into an interest rate derivative to swap interest payments on $100 of its long-term debt from fixed to floating rate (relating to the 4.875% Global notes due in 2012). The fair market value of this derivative was $2 as at September 30, 2007. During the second quarter of 2007, the Company entered into interest rate derivatives to swap interest payments on an additional $200 of the same long-term debt. The fair market value of these derivatives was $1 as at September 30, 2007. These derivatives have been designated and are effective as fair value hedges of the underlying fixed rate debt.

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

14. PREFERENCE SHARES

On July 26, 2007, the Board of Directors approved the redemption of its series C and its series E non-retractable preference shares. Prior to the redemption, there were 5,699,900 series C and 2,999,000 series E shares outstanding, with stated values of $106 and $54, respectively. The shares were redeemed on September 3, 2007 at the redemption price of CAN$25.00 per share for a total amount of $205 (CAN$218 million). The difference of $45 between the redemption amount and the stated values was recorded directly in retained earnings.

15. STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Total Stock-Based Compensation Cost

Total pre-tax stock based compensation expense (income) is $40 and $133 for the third quarter and nine months ended September 30, 2007, respectively (2006: ($3) and $58). The amounts include other stock-based compensation expense (income) of $40 and $122 for the third quarter and nine months ended September 30, 2007 (2006: ($6) and $19) and stock option expense of $nil and $11 for the third quarter and nine months ended September 30, 2007 (2006: $3 and $39). Total pre-tax stock based compensation expense for the third quarter and nine months ended September 30, 2007 includes $2 and $7 of compensation expense related to retired and retirement eligible employees (2006: $16 and $27).

As of June 30, 2007, virtually all of the stock options were vested. As such, all related stock option expense has been recognized for all currently outstanding stock options. See note 22 - Subsequent Events.

The three-year period of the Total Shareholder Return Performance Plan that commenced on October 1, 2004 was completed on September 30, 2007. The final rank for this three-year period was a combination of the percentile rankings for the periods before and after the Novelis Spin-off. As such, the employees participating during this three-year period earned a payout of 273.15% of the target. In October 2007, $38 was paid to these employees (2006: $4).

16. COMPREHENSIVE INCOME

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Net income	225	456	1,254	1,364
Other comprehensive income:
Net change in deferred translation adjustments	316	83	424	479
Net change in excess of market value over book value
of “available-for-sale” securities	2	2	3	2
Net change in unreleased gains and losses on
derivatives, net of tax of $(30) and $(85) respectively,
for the quarter and nine months ended
September 30, 2007 (2006: ($46) and $3):
Net change from periodic revaluations	16	52	13	(136)
Net amount reclassified to income	45	44	155	142
Net change in minimum pension liability (net of tax of
$4 and $13, respectively, for the quarter and nine
months ended September 30, 2006)	-	(10)	-	(28)
Net change in unfunded status of pension and other
post-retirement plans, net of tax of $14 and $(6),
respectively for the quarter and nine months
ended September 30, 2007	42	-	84	-
	421	171	679	459
Comprehensive income	646	627	1,933	1,823

	September 30, 2007	December 31, 2006
Accumulated other comprehensive income (loss)
Deferred translation adjustments	1,441	1,017
Unrealized gain on “available-for-sale” securities	8	5
Unfunded status of pensions and other post-retirement plans	(949)	(1,033)
Unreleased loss on derivatives	(44)	(212)
Accumulated other comprehensive income (loss)	456	(223)

17. COMMITMENTS AND CONTINGENCIES
On January 22, 2007, Alcan filed its leave to appeal application with the British Columbia (BC) Court of Appeal regarding the BC Utilities Commission December 29, 2006 decision to reject the amended and restated Long-Term Energy Purchase Agreement between Alcan and BC Hydro. This appeal was withdrawn on April 2, 2007. BC Hydro and Alcan negotiated a new Electricity Purchase Agreement for which a hearing  has been set for the week of November 19, 2007. On March 28, 2007, the Supreme Court of BC in a judgment concluded that there are no restrictions on the Company's use or sale of Kemano power in the legislation or agreements with the Province of BC. The District of Kitimat appealed that decision. The BC Court of Appeal will hear the appeal on January 22 and 23, 2008.

The Company has guaranteed the repayment of indebtedness by third parties or the indemnification of third parties for a total amount of approximately $436. Alcan believes that none of these guarantees is likely to be invoked. These guarantees relate primarily to debt held by equity-accounted Joint Ventures, employee housing loans, obligations relating to businesses sold and potential environmental remediation at former Alcan sites.

Alcan, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company is involved in proceedings arising out of laws regulating the discharge of materials into the environment or laws seeking to protect the environment, for which it has made accruals, in respect of 24 existing and former Alcan sites and third party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.

According to agreements entered into by the Company as part of the Novelis Spin-off, the Company has transferred to Novelis certain environmental contingencies.

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

18. SUPPLEMENTARY INFORMATION
	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Income Statement
Interest on long-term debt	71	79	219	247
Capitalized interest	(20)	(22)	(67)	(56)

	September 30, 2007	December 31, 2006
Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	2,081	2,163
Other accrued liabilities	2,039	1,700
Derivatives	457	740
Income and other taxes	315	119
Accrued employment costs	750	708
	5,642	5,430

19. POST-RETIREMENT BENEFITS

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

Components of Net Periodic Benefit Cost
	Pension Benefits				Other Benefits
	Third Quarter		Nine Months		Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006	2007	2006	2007	2006
Current service cost	54	51	157	151	4	4	12	12
Interest cost	154	140	448	418	15	14	46	42
Expected return on assets	(176)	(153)	(513)	(457)	-	-	-	-
Amortization:
Actuarial losses	22	29	65	85	3	4	11	12
Prior service cost	19	18	54	54	1	-	2	-
Net periodic benefit cost	73	85	211	251	23	22	71	66

The expected long-term rate of return on plan assets is 6.9% in 2007 (6.9% in 2006).

Employer Contributions

Alcan previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $289 in aggregate to its funded pension plans in 2007. The contributions are expected to be fully comprised of cash. As at September 30, 2007, $203 has been contributed, and the Company expects to contribute an additional $70 over the remainder of the year. The Company expected to pay in 2007 $64 of unfunded pension benefits and lump sum indemnities from operating cash flows. As at September 30, 2007, $49 has been paid, and the Company expects to pay an additional $17 over the remainder of the year.

20. INFORMATION BY OPERATING SEGMENT

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

20. INFORMATION BY OPERATING SEGMENT (cont’d)

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

Primary Metal

Also headquartered in Montreal, this business group comprises smelting operations, power generation, production of primary value-added ingot, manufacturing of smelter anodes, smelter cathode blocks and aluminum fluoride, smelter technology and equipment sales, engineering services and trading operations for aluminum, operating or having interests in 21 smelters in ten countries, 12 power facilities in four countries and 13 technology and equipment sales centers and engineering operations in 11 countries.

Engineered Products

Headquartered in Paris (France), this business group produces engineered and fabricated aluminum products including rolled, extruded and cast aluminum products, engineered shaped products and structures, including cable, wire, rod, as well as composite materials such as aluminum-plastic, fibre reinforced plastic and foam-plastic in 53 plants located in 12 countries. Also included in this business group are 33 service centres in 11 countries and 35 sales offices in 30 countries and regions.

Packaging

Also headquartered in Paris, this business group consists of the Company’s worldwide food, pharmaceutical and medical, beauty and personal care and tobacco packaging businesses, operating 129 plants in 31 countries. This business group produces packaging from a number of different materials, including plastic, aluminum, paper, paper board and glass.

20. INFORMATION BY OPERATING SEGMENT (cont’d)

Intersegment and other

This classification includes the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Sales and operating revenues - Intersegment
Bauxite and Alumina	540	534	1,692	1,464
Primary Metal	478	624	1,521	1,851
Engineered Products	22	65	68	159
Packaging	-	2	1	3
Other	(1,040)	(1,225)	(3,282)	(3,477)
	-	-	-	-

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Sales and operating revenues - Third Parties
Bauxite and Alumina	597	495	1,618	1,290
Primary Metal	2,174	2,060	6,946	6,331
Engineered Products	1,917	1,744	6,052	5,291
Packaging	1,554	1,473	4,661	4,485
Adjustments for equity-accounted joint ventures and
certain investments	(28)	(12)	(80)	(1)
Other	9	9	51	26
	6,223	5,769	19,248	17,422

	Third Quarter		Nine Months
Periods ended September 30	2007	2006	2007	2006
Business Group Profit (BGP)
Bauxite and Alumina	155	198	534	453
Primary Metal	566	675	2,154	2,207
Engineered Products	101	101	424	399
Packaging	128	161	394	441
Adjustments for equity-accounted joint ventures and
certain investments	(64)	(87)	(186)	(244)
Adjustments for mark-to-market of derivatives	13	16	(9)	37
Depreciation and amortization	(274)	(273)	(807)	(782)
Intersegment, corporate offices and other	(142)	(159)	(460)	(425)
Equity income	14	41	50	106
Interest	(61)	(63)	(182)	(208)
Income taxes	(211)	(146)	(657)	(610)
Minority interests	-	(4)	(2)	(6)
Income from continuing operations	225	460	1,253	1,368

Risk Concentration

The Company's consolidated sales and operating revenues for the third quarter and nine months ended September 30, 2007 include $638 and $2,010, respectively (2006: $634 and $1,966) arising from transactions with one customer. These sales and operating revenues, principally made by the Primary Metal Group, represent 10% (2006: 11%) of consolidated sales and operating revenues for both the third quarter and nine months ended September 30, 2007.

21. PRIOR YEAR AMOUNTS

Certain prior year amounts have been reclassified to conform with current period presentation.

22. SUBSEQUENT EVENTS

On July 12, 2007, Alcan entered into a support agreement with Rio Tinto plc (Rio Tinto) and Rio Tinto Canada Holding Inc. (Rio Tinto Canada), a wholly-owned indirect subsidiary of Rio Tinto. Pursuant to the support agreement, Rio Tinto Canada agreed to make a cash tender offer (Rio Tinto Offer) to acquire all of Alcan’s outstanding common shares for $101 per common share. On October 23, 2007, Rio Tinto announced that all of the conditions of the Rio Tinto Offer had been satisfied and that a subsequent offering period extending the offer until November 8, 2007 had commenced. On November 2, 2007, Rio Tinto announced that approximately 90.2% of the outstanding common shares of Alcan had been validly deposited and taken up under the offer. Rio Tinto Canada is now entitled to acquire all remaining Alcan shares by way of compulsory acquisition under the Canada Business Corporations Act. Rio Tinto Canada has announced that it will exercise these rights promptly after the expiry of the offer.

Upon the change of control in October 2007, a number of payments under existing obligations of Alcan were triggered, including the obligations set forth below.

The Company has in place change of control agreements and transaction completion bonus arrangements with certain Alcan Executives. Following the change of control, the Company recorded a charge of $24 for expected payments.

In accordance with the agreements entered into with the Company’s investment advisors, the Company recorded a charge of $101 following the change of control.

Immediately prior to the change of control, all stock-based compensation awards were settled as follows:

1.
All unexercised Alcan Executive Share Options and certain Pechiney Stock Options were exercised in October 2007 using a cashless exercise mechanism. Immediately before the taking up of Alcan common shares under the Rio Tinto Offer, the Company issued a number of Alcan common shares equal to (A) the total in-the-money value of options held by all optionees (using the Rio Tinto Offer price of $101 per share, less the US dollar equivalent of the exercise price for each option), divided by (B) $101 per share. These newly issued shares were then tendered into the Rio Tinto Offer on behalf of the optionees.

The other unexercised Pechiney Stock Options were exercised in October 2007 at $101 per share. The Company, as the shareholder of Pechiney (now known as Alcan France SAS), acquired the Pechiney shares against issuance of its Alcan common shares using the ratio set forth in the Liquidity Agreement and those common shares were also tendered into the Rio Tinto Offer on behalf of the optionees.

Optionees received the difference between the exercise price and $101 per share.

2.
A total cash payment of $220 was made in October 2007 to employees related to the settlement of the Company’s Long-Term Incentive Plans. Payments under the Restricted Share Unit Plan, Stock Price Appreciation Unit Plan, Executive Deferred Share Unit Plan and Non-Executive Directors Deferred Share Unit Plan were based on the Rio Tinto Offer price of $101 per share. All previously unrecognized other stock-based compensation expense was recorded in October 2007.

As a result of certain negative tax consequences for employees in France from the early exercise of certain stock options and Restricted Share Units, the Company agreed to compensate these employees accordingly. As such, the Company accrued an amount of $33 in October 2007.

22. SUBSEQUENT EVENTS (cont’d)

On July 12, 2007, the Company announced that Rio Tinto and Alcan had agreed to divest Alcan’s packaging business. Upon the change of control in October 2007, Alcan’s packaging business met the criteria for classification as assets held for sale. Rio Tinto plans to divest Alcan’s packaging business in order to retain its focus on mining and metals activities. The sale of the packaging business is expected to be completed in 2008. The carrying amounts of major classes of assets and liabilities included within the disposal group are as follows:

September 30, 2007
Current assets	2,118
Long-term assets	5,125
Total assets	7,243

Current liabilities	1,386
Long-term liabilities	1,182
Total liabilities	2,568

On July 18, 2007 the Company announced it had reached an agreement with Hindalco Industries Limited, India for the sale of its 45% interest in Utkal Alumina International Limited (Utkal). The Company had announced its intention to sell its interest in Utkal on April 12, 2007. The sale was completed on October 5, 2007.

On November 8, 2007, the Company announced that it had reached an agreement to sell the majority of its European Service Centres distribution business. The Company's aerospace distribution business and an operation in Spain will be retained and are not included in the transaction. Works' councils and employee representatives will be informed and consulted in accordance with applicable law. The transaction, which is subject to competition review, is anticipated to close by the end of the first quarter of 2008.

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

Overview

The Company reported third quarter income from continuing operations of $225 or $0.48 per common share versus $460 or $1.21 per common share a year earlier and $438 or $1.18 per common share in the second quarter of 2007. The net income of $0.48 per common share for the third quarter of 2007 includes a loss of $0.12 per common share on the redemption of the Company's redeemable non-retractable preference shares. The redemption is further discussed in the Liquidity and Capital Resources section of the MD&A on page 29. Income from continuing operations decreased by $235 year-over-year reflecting an unfavourable variance in foreign currency balance sheet translation effects, the negative impact of a weaker US dollar on operating costs, increased energy, raw materials and operating costs as well as an unfavourable variance in Other Specified Items. These effects more than offset better pricing and mix in the Engineered Products and higher aluminum realizations. The decrease of $213 in income from continuing operations from the second quarter of 2007 reflected lower aluminum realizations, seasonally lower volumes across all businesses, an unfavourable variance in Other Specified Items and pricing and mix, partly offset by a favourable variance in foreign currency balance sheet translation effects. The terms “Other Specified Items” (OSIs) and “Foreign Currency Balance Sheet Translation” are defined under “Definitions” at the end of the MD&A.

Income from continuing operations for the third quarter of 2007 included a primarily non-cash, after-tax loss of $151 or $0.40 per common share for the effects of foreign currency balance sheet translation, compared to a nil effect in the year-ago quarter and an after-tax loss of $193 or $0.52 per common share in the second quarter. The foreign currency balance sheet translation losses in the third quarter of 2007 were largely due to the strengthening of the Canadian dollar versus the US dollar. The Canadian dollar strengthened to US$1.00 at the end of the third quarter from US$0.94 at the end of the second quarter.

Also included in income from continuing operations for the third quarter was an after-tax charge for OSIs of $45 or $0.12 per common share compared to an after-tax charge of $1 or $0.01 per common share in the year-ago quarter and an after-tax gain of $28 or $0.08 per common share in the second quarter of 2007. A detailed OSIs schedule is provided on the next page.

	Third Quarter		Second Quarter
	2007	2006	2007
Included in income from continuing operations are:
Foreign currency balance sheet translation	(151)	-	(193)
Other Specified Items (OSIs)	(45)	(1)	28

Income from continuing operations	225	460	438
Income from discontinued operations	-	(4)	-
Net income	225	456	438
Basic earnings per common share ($ per common share)
Income from continuing operations	0.48	1.21	1.18
Net income	0.48	1.20	1.18
Average number of common shares outstanding (millions)	372.6	376.1	369.0

	Third Quarter		Second Quarter
	2007	2006	2007

Sales and operating revenues	6,223	5,769	6,605
Shipment volumes (kt)
Ingot products *	711	728	760
Aluminum used in engineered products & packaging	312	323	342
Total aluminum volume	1,023	1,051	1,102
Aluminum pricing data ($ per tonne)
Ingot product realizations *	2,720	2,598	2,866
Average LME 3-month price (one-month lag)	2,697	2,528	2,808
* The bulk of Alcan's ingot product sales are based on the LME 3-month price with a one-month lag plus a local market premium and any applicable product premium.

Sales and operating revenues of $6,223 were up $454 compared to the year-ago quarter mainly reflecting higher aluminum prices as well as favourable pricing, product mix and volumes across most businesses. Compared to the second quarter, sales and operating revenues decreased by $382 mainly as a result of lower aluminum prices and market premia, an unfavourable change in the B&A group’s sales mix and lower volumes across most businesses.

Total aluminum volume was down 28kt from the year-ago quarter mainly due to the elimination of metal trading activities in Zurich as well as the impact of the divestitures of the Vlissingen smelter in the Netherlands and the Affimet aluminum recycling plant in France. Volumes were down 79kt sequentially mainly due to the divestiture of the Vlissingen smelter and lower sales out of certain plants in Asia and North America.

The average realized price on sales of ingot products during the third quarter was up $122 per tonne from the year-ago quarter and down $146 per tonne from the second quarter. The increase over the year-ago quarter reflected the impact of higher LME aluminum prices partly offset by lower market premia. The decrease over the prior quarter reflected the impact of lower LME aluminum and market premia.

	Third Quarter		Second Quarter
	2007	2006	2007

Other Specified Items (after-tax)
Restructuring charges	(12)	(17)	(14)
Asset impairments	(1)	(7)	(12)
Gains (losses) from non-routine sales of assets, businesses and investments	1	7	(30)
Tax adjustments	13	16	150
Advisory and legal fees	(20)	-	(14)
Share-based compensation	(16)	-	(27)
Other	(10)	-	(25)
Other Specified Items	(45)	(1)	28

The most significant items included in OSIs in the third quarter of 2007 were advisory and legal fees of $20 as well as share-based compensation expense of $16 resulting from the appreciation in the share price related to the Rio Tinto offer. The most significant items included in OSIs in the third quarter of 2006 were after-tax restructuring charges of $17 principally for certain Packaging businesses largely offset by a favourable tax adjustment resulting from the settlement of a number of open taxation years with various tax authorities. The most significant items included in OSIs in the second quarter of 2007 were favourable tax adjustments of $150 mainly related to the recognition of future tax benefits in France, partially offset by losses on disposals of assets, businesses and investments of $30 primarily in connection with the sale of the Company’s Vlissingen smelter in the Netherlands, share-based compensation expense of $27 resulting from the appreciation in the share price subsequent to the May 7, 2007 offer from Alcoa, other charges of $25 mainly related to a correction of a net working capital overstatement (non-cash) of $18 at a Packaging business in Spain as well as restructuring charges of $14 principally related to the packaging businesses, advisory and legal fees of $14 related to the Company’s efforts following the May 7, 2007 Alcoa offer to develop a full set of highest value alternatives consistent with the best interests of Alcan shareholders.

Included in income from continuing operations for the third quarter of 2007 were non-cash mark-to-market charges on derivatives of $0.01 per common share compared to gains of $0.03 per common share a year earlier and charges of $0.02 per common share in the second quarter.

Also included in income from continuing operations for the third quarter of 2007 were non-cash pre-tax expenses of $40 for share-based compensation as compared to income of $3 in the year-ago quarter and expenses of $76 in the second quarter of 2007. The higher amounts expensed in the second and third quarters of 2007 result from the appreciation in the share price related to the Alcoa and Rio Tinto offers. As of June 30, 2007, virtually all of the stock options were vested. As such, all related stock option expense has been recognized for all currently outstanding stock options. For more details, refer to note 22 - Subsequent Events of the accompanying unaudited interim consolidated financial statements.

Net Income

Including results from discontinued operations, the Company reported net income of $225 or $0.48 per common share in the third quarter of 2007, compared to $456 or $1.20 per common share a year earlier and $438 or $1.18 per common share in the second quarter of 2007.

Operating Segment Review

The term "Business Group Profit" (BGP) is defined under "Definitions" at the end of the MD&A.

	Third Quarter		Second Quarter
	2007	2006	2007
Business Group Profit (BGP)
Bauxite and Alumina	155	198	204
Primary Metal	566	675	744
Engineered Products	101	101	149
Packaging	128	161	126
Subtotal	950	1,135	1,223
Equity accounted joint venture eliminations	(64)	(87)	(75)
Change in fair market value of derivatives	13	16	(7)
	899	1,064	1,141
Corporate Items
Intersegment, corporate offices and other	(142)	(159)	(229)
Depreciation & amortization	(274)	(273)	(269)
Interest	(61)	(63)	(61)
Income taxes	(211)	(146)	(166)
Equity income	14	41	24
Minority interests	-	(4)	(2)
Income from continuing operations	225	460	590

Bauxite and Alumina: BGP for the third quarter was $155, a decrease of $43 compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year decrease in BGP was $15 or 8%. The decline mainly reflected higher operating costs due to the strengthening Australian and Canadian dollars, higher raw material costs, increased maintenance and labour costs in Australia as well as the residual impact from the national strike in Guinea during the first quarter of 2007. These were partially offset by higher LME-linked contract prices for alumina (given the normal one-quarter lag). On a sequential basis, BGP for the group decreased by $49. Excluding OSIs and foreign currency balance sheet translation effects, BGP decreased by $49 or 21%, primarily reflecting an unfavourable change in sales mix, lower technology-related profits, higher operating costs due to the strengthening Australian and Canadian dollars, partially offset by higher LME-linked contract prices for alumina, lower adverse impact from the Guinean national strike during the first quarter of 2007. For the year to date, the total impact of the national strike in Guinea during the first quarter across B&A was $41, of which $5 impacted in the third quarter.

Primary Metal: BGP for the third quarter was $566, a decrease of $109 as compared to the year-ago quarter. Excluding OSIs and foreign currency balance sheet translation effects, the year-over-year decrease in BGP was $102 or 15%. The decline mainly reflected the adverse effect of the weaker US dollar, higher input costs (alumina, electricity and carbon-related raw material costs), lower market premia, higher operating costs, as well as the impact of the divestiture of the Vlissingen smelter in the Netherlands, partially offset by higher LME metal prices, contribution from technology and smelter equipment sales and from the cathode producer Carbone Savoie as well as higher volumes. On a sequential quarter basis, BGP decreased by $178. Excluding OSIs and foreign currency balance sheet translation effects, BGP decreased by $193 or 25%, reflecting primarily lower LME prices, market premia and volumes, the adverse effect of the weaker US dollar, higher operating costs, the impact of the divestiture of the Vlissingen smelter in the Netherlands as well as lower contribution from smelter equipment sales.

Engineered Products: BGP for the third quarter was $101. Excluding OSIs and foreign currency balance sheet translation effects, operating results were $110; equal to a year earlier. Results for the third quarter of 2007 included significant adverse metal timing effects, a consequence of the decline in LME prices during the quarter. Adjusting for these non-cash accounting effects, the operating performance of the group improved by approximately 17% year over year due to strong results from the Aerospace, Cable and Extrusion businesses. On a sequential quarter basis, BGP reflected typical seasonal patterns. Excluding OSIs and balance sheet translation effects, operating results were $52 or 32% lower than in the second quarter mainly due to summer business closures in Europe and the adverse impact of metal timing effects. Results were also affected by margin softness in Cable and equipment outages at the Ravenswood aerospace and sheet facility. Adjusting for the non-cash accounting effects, the operating performance of the group was down 19% from the robust pace of the second quarter.

Packaging: BGP for the third quarter was $128, a decrease of $33 or 21% from the prior-year quarter. Excluding OSIs and foreign currency balance sheet translation effects, BGP decreased by $7 or 4%. This year-on-year decline mainly reflected a 2006 LIFO inventory adjustment, operational issues in some segments and higher stock compensation costs, which together offset the favourable effect of the weaker US dollar, and restructuring and volume growth initiatives. On a sequential quarter basis, BGP increased by $2 or 2%. Excluding OSIs and foreign currency balance sheet translation effects, BGP decreased by $10 or 6% as a result of normal seasonal volume weakness and price erosion, partially offset by cost saving measures.

Corporate Items

The Intersegment, corporate offices and other expense category includes corporate head office costs as well as other non-operating items and the elimination of profits on intersegment sales of aluminum and alumina. The third quarter expense of $142 was comparable to the year-ago quarter. Sequentially, the expense decreased by $87 mainly reflecting lower share-based compensation expense as well as the inclusion in the prior quarter of the loss on the sale of the Company’s Vlissingen smelter in the Netherlands.

Depreciation and amortization expense was comparable to both the year-ago and prior quarters.

Interest expense, net of capitalized interest, was comparable to both the year-ago and prior quarters.

The Company's effective tax rate on income from continuing operations was 50% in the third quarter and 35% year to date. Balance sheet translation losses due to the strengthening of the Canadian dollar increased the effective tax rate in the third quarter and year-to-date results. Partially offsetting this increase in the year-to-date effective tax rate is the favourable impact related to the recognition in the second quarter of future tax benefits in France.

Liquidity and Capital Resources

	Third Quarter		Second Quarter
	2007	2006	2007

Cash flow from operating activities in continuing operations	843	803	738
Dividends	(79)	(77)	(73)
Capital expenditures	(444)	(576)	(421)
Free cash flow from continuing operations	320	150	244

Operating Activities
In the third quarter of 2007, cash flow from operating activities in continuing operations of $843 increased by $40 compared to the year-ago quarter and $105 compared to the second quarter. The increase over both the year-ago and prior quarters mainly reflected a more favourable movement in working capital and deferred items, partly offset by lower earnings. After dividends of $79 and capital expenditures of $444, free cash flow from continuing operations was $320 for the third quarter of 2007. In the year-ago quarter, after dividends of $77 and capital expenditures of $576, free cash flow from continuing operations was $150. In the prior quarter, after dividends of $73 and capital expenditures of $421, free cash flow from continuing operations was $244. The term “Free cash flow from continuing operations” is defined under "Definitions" at the end of the MD&A.

Financing Activities

	September 30		June 30
Debt as a Percentage of Invested Capital	2007	2006	2007

Debt
Short-term borrowings	700	346	704
Debt maturing within one year	66	40	69
Debt not maturing within one year	4,658	5,399	4,578
Total debt	5,424	5,785	5,351
Minority interests	63	67	74
Equity
Redeemable non-retractable preference shares	-	160	160
Common shareholders' equity	12,872	11,293	12,223
Total invested capital	18,359	17,305	17,808
Debt as a percent of invested capital (%)	30%	33%	30%

The term “Debt as a percentage of invested capital” is defined under "Definitions" at the end of the MD&A.

Debt as a percentage of invested capital as at September 30, 2007 was 30%, unchanged from the end of the second quarter.

On July 26, 2007, Alcan’s board of directors approved the redemption of the Company’s redeemable non-retractable preference shares at a price of CAN$25.00 per share. The shares were redeemed on September 3, 2007 at the redemption price of CAN$25.00 per share for a total amount of $205 (CAN$218 million).

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

Alcan’s $3,000 two-tranche, multi-currency committed global credit facility will no longer be available 90 days following the consummation of the Rio Tinto acquisition of Alcan on October 25, 2007. Accordingly, alternative liquidity sources will be put in place to finance Alcan’s activities.

Since June 30, 2007, the Company has the intent and ability to repay its commercial paper borrowings and has classified them as Short-term borrowings. As at December 31, 2006, the Company had both the intention and the ability, through its long-term credit facility, to refinance its commercial paper borrowings on a long-term basis and had classified them as Debt not maturing within one year. Furthermore, all commercial paper debt repayments were included in the year 2011 when the multi-currency, five year, committed global credit facility matures. As at November 1, 2007, Alcan had $148 of commercial paper outstanding.

Following the Alcoa announcement on May 7, 2007, both S&P and Moody’s placed Alcan’s credit rating of BBB+/Baa1 under review with negative implications. S&P has maintained the negative outlook while Moody’s revised the outlook and placed Alcan’s rating under review for possible upgrade on July 12, following announcement of the Rio Tinto offer. On October 24, immediately prior to the closing of the Rio Tinto transaction, S&P removed the negative outlook and affirmed Alcan’s BBB+ rating, and Moody’s upgraded Alcan to A3, both agencies equalized the ratings with those of Rio Tinto.

Investment Activities
In the third quarter of 2007, cash used for investment activities in continuing operations was $391 compared to $499 in the year-ago quarter. Both the current and year-ago quarter balances mainly reflected capital expenditures of $444 and $576, respectively. Excluding capital expenditures on the Gove expansion, capital spending was 122% and 101% of depreciation and amortization expense for the third quarter of 2007 and prior-year quarter, respectively.

Divestments

On July 18, 2007, Alcan agreed to sell its 45% interest in Utkal Alumina International Limited (Utkal) to Hindalco Industries Limited, India. The Utkal joint venture was established in 1992 and involves the development of a new bauxite mine and alumina refinery in the Indian state of Orissa (Utkal Project). The Company completed the sale in October 2007.

On November 8, 2007, the Company announced that it had reached an agreement to sell the majority of its European Service Centres distribution business. The Company's aerospace distribution business and an operation in Spain will be retained and are not included in the transaction. Works' councils and employee representatives will be informed and consulted in accordance with applicable law. The transaction, which is subject to competition review, is anticipated to close by the end of the first quarter of 2008.

Contractual Obligations

The Company has future obligations under various contracts relating to debt payments including those with associated interest rate swap agreements, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. The table below provides a summary of these contractual obligations (based on undiscounted future cash flows) as at September 30, 2007. There are no material off-balance sheet arrangements.

Contractual Obligations As at September 30, 2007	Payments due by Period
	Total	2007	2008-2009	2010-2011	2012 and thereafter

Long-term debt (1)	4,724	66	526	434	3,698
Interest payments (1)	3,398	74	502	460	2,362
Capital lease obligations	40	2	12	6	20
Operating leases	684	52	232	163	237
Purchase obligations	5,340	787	1,384	956	2,213
Unfunded pension plans (2)	2,462	17	140	142	2,163
Other post-employment benefits (2)	2,820	17	148	163	2,492
Funded pension plans (2),(3)	(3)	70	569	588	(3)
Guarantees (4)	436	51	298	3	84
Total		1,136	3,811	2,915

(1)

Interest payments are calculated using the interest rate in effect, including the impact of interest rate swap agreements on $900 of fixed rate long-term debt and the outstanding debt balance as at September 30, 2007. All commercial paper borrowings and interest payments thereon have been excluded because these borrowings are now classified in short-term borrowings.

(2)	Refer to note 19, Post-Retirement Benefits, of the accompanying unaudited interim consolidated financial statements.
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

(4)	Refer to note 17, Commitments and Contingencies, of the accompanying unaudited interim consolidated financial statements.

Rio Tinto Transaction

On July 12, 2007, Alcan entered into a support agreement with Rio Tinto plc (Rio Tinto) and Rio Tinto Canada Holding Inc. (Rio Tinto Canada), a wholly-owned indirect subsidiary of Rio Tinto. Pursuant to the support agreement, Rio Tinto Canada agreed to make a cash tender offer (Rio Tinto Offer) to acquire all of Alcan’s outstanding common shares for $101 per common share. On October 23, 2007, Rio Tinto announced that all of the conditions of the Rio Tinto Offer had been satisfied and that a subsequent offering period extending the offer until November 8, 2007 had commenced. On November 2, 2007, Rio Tinto announced that approximately 90.2% of the outstanding common shares of Alcan had been validly deposited and taken up under the offer. Rio Tinto Canada is now entitled to acquire all remaining Alcan shares by way of compulsory acquisition under the Canada Business Corporations Act. Rio Tinto Canada has announced that it will exercise these rights promptly after the expiry of the offer.

Upon the change of control in October 2007, a number of payments under existing obligations of Alcan were triggered. The Company has in place change of control agreements and transaction completion bonus arrangements with certain Alcan Executives. Following the change of control, the Company recorded a charge of $24 for expected payments. In accordance with the agreements entered into with the Company’s investment advisors, the Company recorded a charge of $101 following the change of control.

Immediately prior to the change of control, all stock-based compensation awards were settled. A total cash payment of $220 was made in October 2007 to employees related to the settlement of the Company’s Long-Term Incentive Plans. All previously unrecognized other stock-based compensation expense was recorded in October 2007.

As a result of certain negative tax consequences for employees in France from the early exercise of certain stock options and Restricted Share Units, the Company agreed to compensate these employees accordingly. As such, the Company accrued an amount of $33 in October 2007.

For more details, refer to note 22 - Subsequent Events of the accompanying unaudited interim consolidated financial statements.

In order to retain its focus on mining and metals activities, Rio Tinto plans to divest Alcan’s packaging business. The sale of the packaging business is expected to be completed in 2008.

Selected Annual Information

Selected financial data for each of the Company's three most recently completed financial years is as follows:

	31 December
	2006	2005	2004

Sales and operating revenues	23,641	20,320	24,948

Income from continuing operations	1,786	155	243

Net income	1,786	129	258

Total assets	28,939	26,638	33,341

Total long-term debt	5,512	6,067	6,914

($ per common share)

Income from continuing operations - basic	4.75	0.40	0.64

Income from continuing operations - diluted	4.74	0.40	0.64

Net income - basic	4.75	0.33	0.69

Net income - diluted	4.74	0.33	0.69

Dividends	0.70	0.60	0.60

Selected Quarterly Information

Selected unaudited financial data for each of the Company's eight most recently completed quarters is as follows:

	Q3-07	Q2-07	Q1-07	Q4-06	Q3-06	Q2-06	Q1-06	Q4-05

Sales and operating revenues	6,223	6,605	6,420	6,219	5,769	6,103	5,550	5,049

Income (Loss) from continuing operations	225	438	590	418	460	454	454	(333)

Net income (Loss)	225	438	591	422	456	455	453	(361)

($ per common share)

Income (Loss) from continuing operations - basic	0.48	1.18	1.60	1.12	1.21	1.21	1.21	(0.91)

Income (Loss) from continuing operations - diluted	0.48	1.17	1.59	1.12	1.21	1.20	1.20	(0.91)

Net income (Loss) - basic	0.48	1.18	1.60	1.13	1.20	1.21	1.21	(0.98)

Net income (Loss) - diluted	0.48	1.17	1.59	1.13	1.20	1.20	1.20	(0.98)

Commitments and Contingencies

The Company's commitments and contingencies are described in note 17 - Commitments and Contingencies, of the accompanying unaudited interim consolidated financial statements.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The adoption of this standard resulted in the Company recording a $28 net increase in the liability for unrecognized tax benefits on January 1, 2007. This net increase in liabilities resulted in a decrease to the January 1, 2007 balance of Retained earnings of $21, a net decrease in Deferred tax liabilities of $8 and a reduction of $1 in equity-accounted investments included in Deferred charges and other assets. For more details, refer to note 3 - Accounting Changes and note 8 - Income Taxes, of the accompanying unaudited interim consolidated financial statements.

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

All figures are unaudited.

Additional information on Alcan is available on the Company's website at www.alcan.com and the Company's regulatory filings can be viewed on the Canadian Securities Administrators' site at www.sedar.com and on the US Securities and Exchange Commission's site at www.sec.gov. All website addresses contained in this report are textual references and information from referenced websites is not incorporated by reference into this report. The number of common shares outstanding as at November 1, 2007 is 376,194,636.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except LME prices and average contract rates)

Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company’s cash flow. See risk factors described in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rates

The impact of a 10% increase in interest rates on the Company’s variable rate debt outstanding and on the fixed rate debt that has been converted to variable rate debt through interest rate swaps at September 30, 2007 and 2006, net of its cash and time deposits, would be to reduce annual net income by $5 and $6, respectively, for the variable rate debt including $3 and $1, respectively, for the fixed rate debt converted to variable rate debt through interest rate swaps. The fixed rate debt is expected to be outstanding until maturity as the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see note 2 - Summary of Significant Accounting Policies of the Company's most recent Annual Report on Form 10-K.

Currency Legend

AUD	Australian Dollar	ISK	Iceland Kronur
BRL	Brazilian Real	JPY	Japanese Yen
CAD	Canadian Dollar	MXN	Mexican Peso
CHF	Swiss Franc	NZD	New Zealand Dollar
CZK	Czech Koruna	PLN	Polish Zloty
DKK	Denmark Kroner	SKK	Slovak Koruna
EUR	Euros	USD	US Dollar
GBP	UK Pound

Currency Derivatives

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward contracts) outstanding as at September 30, 2007.

		2007	2008	Thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	10	-	-	10	-
	Average contract rate	0.494	-	-

CAD	Nominal amount	2	-	-	2	-
	Average contract rate	1.164	-	-

CHF	Nominal amount	-	-	1[a]	1	-
	Average contract rate	-	-	1.166 [a]

MXN	Nominal amount	1	1	-	2	-
	Average contract rate	11.202	11.290	-

JPY	Nominal amount	21	17	-	38	-
	Average contract rate	115.678	115.732	-

NZD	Nominal amount	1	-	-	1	-
	Average contract rate	1.306	-	-

		2007	2008	Thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS (cont’d)

SKK	Nominal amount	4	-	-	4	-
	Average contract rate	26.583	-	-

To sell USD against the foreign currency

BRL	Nominal amount	10	-	-	10	3
	Average contract rate	2.755	-	-

CHF	Nominal amount	20	9	-	29	-
	Average contract rate	1.172	1.197	-

CZK	Nominal amount	5	-	-	5	-
	Average contract rate	20.220	-	-

CAD	Nominal amount	3	-	-	3	-
	Average contract rate	1.163	-	-

To buy EUR against the foreign currency

USD	Nominal amount	92	4	-	96	3
	Average contract rate	1.377	1.401	-

GBP	Nominal amount	1	-	-	1	-
	Average contract rate	0.683	-	-

JPY	Nominal amount	12	-	-	12	-
	Average contract rate	159.260	-	-

To sell EUR against the foreign currency

USD	Nominal amount	87	15	5 [b]	107	(3)
	Average contract rate	1.414	1.147	1.358 [b]

CHF	Nominal amount	15	5	-	20	(1)
	Average contract rate	1.646	1.506	-

CAD	Nominal amount	4	-	-	4	-
	Average contract rate	1.416	-	-

CZK	Nominal amount	1	-	-	1	-
	Average contract rate	27.480	-	-

To sell GBP against the foreign currency

CHF	Nominal amount	1	-	-	1	-
	Average contract rate	2.349	-	-

AUD	Nominal amount	1	-	-	1	-
	Average contract rate	2.336	-	-

CAD	Nominal amount	1	-	-	1	-
	Average contract rate	2.021	-	-

		2007	2008	Thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS (cont’d)

To sell JPY against the foreign currency

CHF	Nominal amount	2	-	-	2	-
	Average contract rate	0.010	-	-

To sell DKK against the foreign currency

CHF	Nominal amount	1	-	-	1	-
	Average contract rate	0.221	-	-

		2009	2010	2011	Thereafter

To buy USD against the foreign currency

[a] CHF	Nominal amount	1	-	-	-
	Average contract rate	1.166	-	-	-

To sell EUR against the foreign currency

[b] USD	Nominal amount	1	1	1	2
	Average contract rate	1.333	1.349	1.360	1.381

The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives (principally forward contracts) outstanding as at September 30, 2006.

		2006	2007	Thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS

To buy USD against the foreign currency

GBP	Nominal amount	5	-	-	5	-
	Average contract rate	0.536	-	-

CHF	Nominal amount	29	2	1[c]	32	1
	Average contract rate	1.219	1.237	1.166 [c]

JPY	Nominal amount	25	1	-	26	1
	Average contract rate	112.2	113.6	-

MXN	Nominal amount	6	4	1[d]	11	-
	Average contract rate	11.01	10.97	11.29 [d]

DKK	Nominal amount	3	1	-	4	-
	Average contract rate	5.883	5.788	-

Other	Nominal amount	3	1	-	4	-

To sell USD against the foreign currency

GBP	Nominal amount	23	-	-	23	-
	Average contract rate	0.529	-	-

AUD	Nominal amount	21	-	-	21	1
	Average contract rate	1.378	-	-

BRL	Nominal amount	12	45	-	57	8
	Average contract rate	2.54	2.669	-

CHF	Nominal amount	7	3	-	10	-
	Average contract rate	1.217	1.207	-

ISK	Nominal amount	6	-	-	6	-
	Average contract rate	70.92	-	-

Other	Nominal amount	1	-	-	1	-

To buy EUR against the foreign currency

USD	Nominal amount	644	23	-	667	34
	Average contract rate	1.211	1.204	-

GBP	Nominal amount	12	2	-	14	-
	Average contract rate	0.684	0.687	-

JPY	Nominal amount	4	3	-	7	-
	Average contract rate	148.7	147.1	-

CAD	Nominal amount	2	2	-	4	-
	Average contract rate	1.509	1.525	-

PLN	Nominal amount	-	3	-	3	-
	Average contract rate	-	3.977	-

		2006	2007	Thereafter	Total Nominal Amount	Fair Value

FORWARD CONTRACTS (cont’d)

To sell EUR against the foreign currency

USD	Nominal amount	592	26	16 [e]	634	(31)
	Average contract rate	1.213	1.224	1.174 [e]

GBP	Nominal amount	1	-	-	1	-
	Average contract rate	0.681	-	-

CHF	Nominal amount	25	15	4 [f]	44	(1)
	Average contract rate	1.555	1.545	1.506 [f]

CZK	Nominal amount	8	3	-	11	-
	Average contract rate	28.37	28.32	-

To buy GBP against the foreign currency

JPY	Nominal amount	-	2	-	2	-
	Average contract rate	-	206.7	-

To sell GBP against the foreign currency

CHF	Nominal amount	7	-	-	7	-
	Average contract rate	2.336	-	-

To sell CHF against the foreign currency

MXN	Nominal amount	2	-	-	2	-
	Average contract rate	8.921	-	-

		2008	2009	2010	Thereafter

To buy USD against the foreign currency

[c] CHF	Nominal amount	-	1	-	-
	Average contract rate	-	1.166	-	-

[d] MXN	Nominal amount	1	-	-	-
	Average contract rate	11.29	-	-	-

To sell EUR against the foreign currency

[e] USD	Nominal amount	12	1	1	2
	Average contract rate	1.113	1.333	1.349	1.373

[f] CHF	Nominal amount	4	-	-	-
	Average contract rate	1.506	-	-	-

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

Derivative Commodity Contracts

The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and option contracts outstanding at September 30, 2007 would be to increase net income over the period ending December 31, 2009 by approximately $49 ($19 in 2007, $29 in 2008 and $1 in 2009). The $49 increase reflects a 10% reduction from the September 30, 2007, three-month LME aluminum closing price of $2,520 per tonne and assumes an equal 10% drop has occurred throughout the aluminum forward price curve existing as at September 30, 2007. As of September 30, 2006, such sensitivity would have increased net income over the period ending December 31, 2007 by approximately $95 ($28 in 2006 and $67 in 2007).

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

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As at September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (respectively, the Company’s principal executive and financial officers), of the effectiveness of the design and operation of Alcan’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Alcan’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2007.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1., 1A., 3., 4. and 5.

The registrant has nothing to report under these items.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the third quarter of 2007, the Company issued 611,217 Common Shares to former holders of Pechiney options that resided outside the United States and Canada upon the exercise of such options. The aggregate proceeds of the exercise of the options were approximately $28.7 million. These proceeds were used for general corporate purposes. These Common Shares were not registered under the Securities Act of 1933, as amended in reliance on regulation S. The dates of sale and amounts of Common Shares are set forth below:

Dates	Number of Shares	Dates	Number of Shares	Dates	Number of Shares
3 July 2007	19,775	2 August 2007	195	4 September 2007	58,444
4 July 2007	60,630	8 August 2007	7,342	5 September 2007	9,611
6 July 2007	1,539	9 August 2007	1,274	6 September 2007	2,992
7 July 2007	3,243	10 August 2007	797	10 September 2007	27,003
11 July 2007	41,454	13 August 2007	23,882	11 September 2007	16,071
13 July 2007	16,172	15 August 2007	6,529	12 September 2007	1,601
16 July 2007	14,241	17 August 2007	23,882	13 September 2007	6,147
17 July 2007	7,539	21 August 2007	10,806	17 September 2007	29,314
20 July 2007	812	22 August 2007	24,634	18 September 2007	6,335
23 July 2007	7,420	23 August 2007	15,117	20 September 2007	14,242
25 July 2007	12,753	28 August 2007	20,988	21 September 2007	4,871
26 July 2007	797	29 August 2007	14,953	25 September 2007	11,646
31 July 2007	10,685	30 August 2007	3,184	26 September 2007	12,649
1 August 2007	44,326	31 August 2007	13,281

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007
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